Form 10-Q
period 2010-09-30
CareView Communications Inc
filed 2010-11-15
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-54090

CAREVIEW COMMUNICATIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	95-4659068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 State Highway 121, Suite B-240, Lewisville, TX 75067	(972) 943-6050
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 15, 2010 was 127,540,215.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 Unaudited	December 31, 2009
ASSETS
Current Assets:
Cash	$1,256,387	$218,302
Accounts receivable	44,991	8,267
Other current assets	736,561	459,679

Total current assets	2,037,939	686,248

Fixed Assets:
Property and equipment, net of accumulated depreciation of $238,982 and $142,323 at September 30, 2010 and December 31, 2009, respectively	3,127,364	928,408

Other Assets:
Intellectual property, net of accumulated amortization of $1,514,117 and $1,101,176 at September 30, 2010 and December 31, 2009, respectively	1,238,816	1,651,757
Patents and trademarks, net of accumulated amortization of $1,481 and $664 at September 30, 2010 and December 31, 2009, respectively	69,655	47,169
Other assets	768,163	602,509

	2,076,634	2,301,435

Total assets	$7,241,937	$3,916,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, net of debt discount of $133,383 and $184,051 at September 30, 2010 and December 31, 2009, respectively	$58,485	$7,817
Mandatorily redeemable equity in joint venture, net of debt discount of $133,383 and $184,051 at September 30, 2010 and December 31, 2009, respectively	58,485	7,817
Accounts payable	36,466	136,151
Accrued interest	17,732	94,374
Accrued interest on related party notes	—	18,796
Promissory notes payable, net of debt discount of $0 and $5,007 at June 30, 2010 and December 31, 2009, respectively	—	1,520,993
Due to officers	—	614,705
Notes and loans payable to related parties	—	246,767
Other current liabilities	37,328	211,985

Total current liabilities	208,496	2,859,405

Long-term Liabilities
Note payable, net of current portion, net of debt discount of $266,764 and $368,101 at September 30, 2010 and December 31, 2009, respectively	105,545	15,634
Mandatorily redeemable equity in joint venture, net of current portion, net of debt discount of $266,764 and $368,101 at September 30, 2010 and December 31, 2009, respectively	105,545	15,634

Total long-term liabilities	211,090	31,268

Total liabilities	419,586	2,890,673

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 127,520,215 and 111,012,684 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	127,520	111,013
Additional paid in capital	30,889,567	12,610,805
Accumulated deficit	(23,994,728)	(11,667,719)

Total CareView Communications stockholders’ equity	7,022,359	1,054,099
Noncontrolling interest	(200,008)	(28,681)

Total equity	6,822,351	1,025,418

Total liabilities and equity	$7,241,937	$3,916,091

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATION INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues, net	$89,123	$25,252	$198,168	$47,846

Operating expenses:
Network operations, including non-cash costs of $11,700 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $35,100 and $0 for the nine months ended September 30, 2010 and 2009, respectively	201,252	56,814	533,471	207,001
General and administration, including non-cash costs of $295,320 and $883,440 for the three months ended September 30, 2010 and 2009, respectively, and $2,038,250 and $883,932 for the nine months ended September 30, 2010 and 2009, respectively	658,475	1,148,830	3,284,446	1,661,389
Sales and marketing	131,274	49,248	302,515	186,698
Research and development	222,551	126,050	480,898	411,416
Depreciation and amortization	173,165	156,561	510,417	469,241

Total operating expense	1,386,717	1,537,503	5,111,747	2,935,745

Operating loss	(1,297,594)	(1,512,251)	(4,913,579)	(2,887,899)

Other income and (expense)
Contract modification expense-non-cash	(5,031,000)	—	(5,031,000)	—
Amortization of debt discount	(304,010)	(12,017)	(309,017)	(913,607)
Amortization of financing costs-non-cash	(108,757)	—	(1,838,041)	—
Settlement expense	—	—	(296,250)	—
Interest expense	(29,131)	(40,115)	(121,818)	(134,417)
Interest income	—	—	509	5,406
Other income	9,984	10	10,860	61,516

Total other income (expense)	(5,462,914)	(52,122)	(7,584,757)	(981,102)

Loss before taxes	(6,760,508)	(1,564,373)	(12,498,336)	(3,869,001)

Provision for income taxes	—	—	—	—

Net loss	(6,760,508)	(1,564,373)	(12,498,336)	(3,869,001)

Net loss attributable to noncontrolling interest	(157,540)	—	(171,327)	—

Net loss attributable to CareView Communications	$(6,602,968)	$(1,564,373)	$(12,327,009)	$(3,869,001)

Earnings (loss) per share, basic and diluted:
Net loss per share	($0.05)	($0.01)	($0.10)	($0.04)

Weighted average number of shares outstanding	126,899,215	109,089,803	121,343,622	107,535,068

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2010 TO SEPTEMBER 30, 2010

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2010	111,012,684	$111,013	$12,610,805	$(11,667,719)	$(28,681)	$1,025,418
Adjustment for repricing of certain outstanding warrants	—	—	978,261	—	—	978,261
Shares issued in private placement, net of fees of $432,187	12,153,040	12,153	6,441,082	—	—	6,453,235
Shares issued in exchange for debt, accrued interest and accounts payable	4,068,982	4,069	2,111,800	—	—	2,115,869
Shares issued as part of settlement of lawsuit	25,000	25	46,225	—	—	46,250
Shares issued for exercise of options	160,509	160	83,031	—	—	83,191
Shares issued as retainer	100,000	100	184,900	—	—	185,000
Warrants issued for services	—	—	224,950	—	—	224,950
Warrants issued for financing costs	—	—	2,202,074	—	—	2,202,074
Warrants issued for contract modification	—	—	5,031,000	—	—	5,031,000
Options issued as compensation	—	—	975,439	—	—	975,439
Net loss	—	—	—	(12,327,009)	(171,327)	(12,498,336)

Balance, September 30, 2010	127,520,215	$127,520	$30,889,567	$(23,994,728)	$(200,008)	$6,822,351

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(12,498,336)	$(3,869,001)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	96,659	56,300
Amortization of intangible assets	413,758	412,941
Amortization of financing costs	1,838,041	—
Amortization of debt discount	309,017	913,607
Amortization of distribution/service costs	35,100	—
Non-cash compensation	2,038,250	883,932
Shares issued as part of settlement of lawsuit	46,250	—
Shares issued for services	85,000	—
Warrants issued for contract modification	5,031,000	—
Changes in assets and liabilities:
Accounts receivable	(36,724)	(8,267)
Other current assets	(206,862)	(833,895)
Accounts payable	(43,686)	340,453
Accrued interest	31,764	92,165
Due to officers	(614,704)
Accrued expenses and other current liabilities	(44,758)	256,344

Net cash flows used in operating activities	(3,520,231)	(1,755,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,961,956)	(22,711)
Proceeds from sale of equipment	—	16,000
Patents and trademarks	(23,303)	(161)

Net cash flows used in investing activities	(1,985,259)	(6,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,453,235	921,240
Proceeds from loans from related parties	—	246,767
Proceeds from the exercise of stock options	83,191	—
Proceeds from notes and loans payable	30,000	26,000
Repayment of notes payable	(22,851)	—

Net cash flows provided by financing activities	6,543,575	1,194,007

Increase (decrease) in cash	1,038,085	(568,286)
Cash, beginning of period	218,302	898,139

Cash, end of period	$1,256,387	$329,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$61,331	$37,914

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable, other debt, accrued interest and accounts payable into common stock	$2,115,869	$1,268,084

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE A – THE COMPANY

We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system. The CareView System™ creates a high-speed data network throughout a healthcare facility to provide bedside, point-of-care monitoring, movies and patient education and wireless connectivity throughout the facility, allowing remote monitoring of medical equipment in patient’s room and deployment of other emerging point-of-care technologies, including the Company’s newest offering of Virtual Bed Rails™. Virtual Bed Rails™ are part of a fall management program that monitors a patient’s activity while in bed and alerts the nursing station if the patient breaches the “virtual” bed rails and is at risk for falling.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”). Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System™ (as described below) in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Per the terms of the Operating Agreements of each of the LLCs, the Company is managing member.

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or “our Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities in which the Company exercises control and is deemed the Primary Beneficiary (the “Company’s LLCs”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2009 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the nine month period ended September 30, 2010. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain items in the financial statements for 2009 have been reclassified to conform to the 2010 presentation. Such reclassification had no effect on net loss.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s Subsidiary, and the Company’s LLCs. All intra-company accounts and transactions have been eliminated in consolidation.

Accounting Standard Codification

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.

Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Position or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right; ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal trade accounts receivable are due 30 days from invoice date and thereafter are considered past due. At September 30, 2010, there were no past due trade accounts receivable and therefore no allowance for doubtful accounts was provided.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred. The Company includes Network Equipment in fixed assets upon receipt, but only begins depreciating the Network Equipment when such equipment is installed and accepted by the installation site. The Company attributes no salvage value to the Network Equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years. Also using the straight-line method, depreciation of office and test equipment, warehouse equipment and furniture is based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Allowance for System Removal

The Company would remove the CareView System™ due to a number of factors, including, but not limited to, collection and revenue performance issues. The Company regularly evaluates the installed CareView Systems™. Costs attributed to the de-installation of equipment are charged to operating expense at the time of the de-installation. As of September 30, 2010, no de-installations had occurred.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, such as property and equipment, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

Intangible Assets

In accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. There were no goodwill and intangible assets with indefinite lives at September 30, 2010 and 2009.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intellectual Property

The Company has capitalized certain costs of developing software for its CareView System™ in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the estimated useful life of the CareView System™, not to exceed five years.

At September 30, 2010 and December 31, 2009, the Company had capitalized intellectual property costs totaling $2,752,933. The Company’s amortization of intellectual property costs totaled $412,941 and $550,588 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. Accumulated amortization at September 30, 2010 and December 31, 2009 was $1,514,117 and $1,101,176, respectively.

The table below lists amortization expense for currently amortizable capitalized intellectual property costs for future periods:

Twelve months ended September 30

2011	$550,588
2012	$550,588
2013	$137,640

Patents and Trademarks

Patents and trademarks are being amortized over 20 and 10 years respectively using the straight line method. The Company begins amortization of these costs on the date patents or trademarks are awarded.

At September 30, 2010 and December 31, 2009, the Company had capitalized patent and trademark costs totaling $71,136. The Company’s amortization of patent and trademark costs totaled $817 and $664 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. Accumulated amortization at September 30, 2010 and December 31, 2009 was $1,481 and $664, respectively.

The Company capitalized no additional patent costs, nor did any previously capitalized patent costs become amortizable during the nine months ended September 30, 2010. The Company capitalized no additional trademark costs during the nine months ended September 30, 2010, however, $1760 became amortizable.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents and Trademarks (Continued)

The table below lists amortization expense for currently amortizable patent and trademark costs for future periods:

Twelve months ended September 30

2011	$1,108
2012	$1,108
2013	$1,108
2014	$1,108
2015	$1,108

Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin No. 104. Revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when installation and official acceptance by the facility occurs, and when collection is probable. Because the Company consolidates its financial statements, 100% of the revenue generated by the LLCs is included in the Company’s results with all intra-company accounts and transactions eliminated in consolidation.

The Company offers CareView’s products and services through a subscription-based contract with each facility for a minimum term of five years. The contract requires the facility to pay the Company the subscription fee monthly. The Company begins to bill monthly subscription fees to the facility upon official acceptance of the CareView System™ by the facility. Additionally, the Company collects gross shared revenue from the patient for daily usage, and per the terms of the contract, remits a portion of those collections to the facility. During the term of the contract, the Company provides continuous monitoring of the CareView System™ and is required to maintain and service all CareView System™ equipment. If the customer requires additional products or services, the contract is amended with new pricing or revenue sharing terms and conditions.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. Potential common shares that have an anti-dilutive effect totaling 31,265,034 are excluded from the diluted earnings per share.

Stock Based Compensation

The Company follows the requirements of ASC 718-10, “Share Based Payments” with regard to stock-based compensation issued to employees. The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and potential bonuses. The expense for this stock-based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

Debt Discounts

Costs incurred with parties who are providing long-term financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These discounts are generally amortized over the life of the related debt. Amortization of debt discounts for the nine month periods ended September 30, 2010 and 2009 was $309,017 and $913,607 respectively. The Company has unamortized debt discount at September 30, 2010 and December 31, 2009 totaling $800,294 and $1,109,311, respectively.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in operating expense.

Concentration of Credit Risks and Customer Data

The Company currently derives all of its revenue from hospitals. For the nine months ended September 30, 2010, two customers accounted for approximately 88% of the total revenue. For the nine months ended September 30, 2009, one customer accounted for all of the total revenue.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method” (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (2) related solely to past performance, and (3) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.

Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $4,900,000 during the nine months ended September 30, 2010, had an accumulated deficit of approximately $24,000,000, and had negative cash flow from operations of approximately $3,500,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2010, the Company generated net proceeds of approximately $6,500,000 in private placements. Management plans to raise additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities for the CareView System™.

NOTE C – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2010, the Company had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by the Company’s Board of Directors.

Common Stock

At September 30, 2010, the Company had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 127,520,215 shares of Common Stock issued and outstanding.

In July 2010, the Company approved a private placement memorandum under which it offered 8,000,000 shares for sale for a maximum offering price of $10,000,000 (the “July 2010 Offering”). The July 2010 Offering was made in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws. As of September 30, 2010, the Company sold an aggregate of 775,000 shares of Common Stock for an aggregate purchase price of $968,750 or $1.25 per share, resulting in cash to the Company of $943,050 net after placement costs.

During the nine months ended September 30, 2010, as part of the Company’s previously approved private placement memorandum under which it offered 15,000,000 shares for sale for a maximum offering price of $7,800,000, the Company sold an aggregate of 11,378,040 shares of Common Stock for an aggregate purchase price of $5,916,672 or $0.52 per share, resulting in cash to the Company of $5,516,035 net after placement costs. The offering was made in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws.

During the nine months ended September 30, 2010, debt was converted into shares of the Company’s Common Stock at a price of $0.52 per share, including: (i) certain related party notes, including interest, totaling $239,835 into an aggregate of 461,220 shares; (ii) bridge loans totaling an aggregate of $1,616,931 in principal and interest into an aggregate of 3,109,487 shares; (iii) a loan, including interest, totaling $203,103 into 390,583 shares; and (iv) certain accounts payable totaling $56,000 into 107,692 shares.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE C – STOCKHOLDERS’ EQUITY (Continued)

Warrants

The Company issues Common Stock Purchase Warrants to purchase underlying shares of the Company’s Common Stock (“Warrants”) to pay for selected transactions. During the nine months ended September 30, 2010, the Company issued 2,499,975 Warrants as consideration to extend certain debt agreements, 3,000,000 Warrants as part of a buyout of a consulting agreement with a company 33% owned by a related party, 39,683 Warrants for financing fees, and 1,110,000 Warrants for services to be rendered (of these Warrants, 1,050,000 are exercisable at $0.52, 10,000 are exercisable at $0.80, and 50,000 exercisable at $1.25).

A summary of the Company’s Warrant activity and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2010	16,271,307	$0.6499	4.1
Granted	6,649,658	0.7425	5.0
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at September 30, 2010	22,920,965	$0.6767	3.3

Vested and Exercisable at September 30, 2010	22,920,965	$0.6767	3.3

The valuation methodology used to determine the fair value of the Warrants issued during the nine months was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the Warrants. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards.

Warrants issued for modification of Subscription and Investor Rights Agreement in the amount of $5,031,000 (See NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT for details), share-based/non-cash expense for financing in the amount of $1,838,041, the revision of certain Warrants in the amount of $978,261, consulting compensation in the amount of $84,550, and distribution/service in the amount of $35,100, recognized in our results for the nine months ended September 30, 2010 are based on vested awards. For the nine months ended September 30, 2009 there were no Warrants recognized.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE C – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

For the nine months ended September 30, 2010, the weighted average fair value of Warrants granted and the assumptions used in the Black-Scholes-Merton model are set forth in the table below.

Risk-free interest rate	0.52-1.25%
Volatility	92.06-94.56%
Expected life	2-5
Dividend yield	0.00%

Stock Options

Stock option activity during the nine months ended September 30, 2010 was as follows:

•

In January 2010, the Company granted non-qualified stock options (“Options”) to purchase 325,000 shares of the Company’s Common Stock to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.

•

In March 2010, the Company granted Options to purchase 325,000 shares of the Company’s Common Stock of the Company to officers and directors of the Company, all of which vest on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share.

•

In May 2010, the Company granted an Option to purchase 453,982 shares of the Company’s Common Stock to a key employee, which Option has an exercise price of $1.25 per share and vests over a three year period, one-third per year on the anniversary date of the grant. The 453,982 Options were granted pursuant to the 2009 Plan.

•	In May 2010, an Option to purchase 160,509 shares of Common Stock of the Company was exercised for $83,191.

A summary of the Company’s stock option activity under all plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2010	9,344,074	0.45	8.0
Granted	1,103,982	0..82
Exercised	(160,509)	(0.52)		$-0-
Cancelled	(5,000)	(0.52)

Balance at September 30,2010	10,282,547	$0.49	7.1

Vested and Exercisable at September 30, 2010	7,119,825	$0.38	7.6	$4,673,585

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE C – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

The Aggregate Intrinsic Value of options exercised during the nine months ended September 30, 2010 and for options vested and exercisable at September 30, 2010 was approximately $214,000 and $8,847,000, respectively. The Aggregate Intrinsic Value of options exercised during the nine months ended September 30, 2009 and for options vested and exercisable at September 30, 2010 was $0 and approximately $4,319,000, respectively.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.83 and $0.27, respectively.

The valuation methodology used to determine the fair value of the Options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the stock option.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Options issued for share-based/non-cash compensation expense recognized in our results for the nine months ended September 30, 2010 and 2009 totaling $975,439 and $118,742, respectively are based on vested awards and the Company estimated no forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

For the nine months ended September 30, 2010, the weighted average fair value of Options granted and the assumptions used in the Black-Scholes-Merton model are set forth in the table below.

Risk-free interest rate	0.78-1.05%
Volatility	92.96-94.34%
Expected life	2
Dividend yield	0.00%

At September 30, 2010, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1.6 million, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE D – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2010	December 31, 2009
Deferred costs	$282,516	$137,149
Other receivables-related party	188,823	185,823
Prepaid expenses	170,736	63,033
Legal retainer	66,181	-0-
Other receivables	22,105	13,225
Other assets	6,000	8,624
Employee advances	200	2,000
Equipment inventory to be deployed	-0-	49,825

TOTAL OTHER CURRENT ASSETS	$736,561	$459,679

NOTE E – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	December 31, 2009
Network equipment	$3,142,927	$941,075
Office equipment	76,593	54,616
Furniture	61,560	52,196
Test equipment	27,716	17,357
Warehouse equipment	5,488	5,487
Vehicles	52,062	-0-

	3,366,346	1,070,731
Less: accumulated depreciation	(238,982)	(142,323)

TOTAL FIXED ASSETS	$3,127,364	$928,408

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $124,337 and $118,308, respectively. Network equipment capitalized, but not put into service at September 30, 2010 was approximately $2,090,000. The Company expects to place these assets into service over the next six months.

NOTE F – OTHER ASSETS

Intangible assets included in Other Assets consist of the following:

	September 30, 2010		December 31,2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$71,136	$1,481	$47,833	$664
Software development costs	2,002,933	1,101,616	2,002,933	803,858
Intellectual property	750,000	412,501	750,000	297,318

TOTAL INTANGIBLE ASSETS	$2,824,069	$1,515,598	$2,800,766	$1,101,840

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE F – OTHER ASSETS (Continued)

Other assets consist of the following:

	September 30, 2010	December 31, 2009
Deferred costs	$415,689	$-0-
Prepaid equipment	268,850	602,509
Security deposits	83,624	-0-

TOTAL OTHER CURRENT ASSETS	$768,163	$602,509

NOTE G – PROMISSORY NOTES PAYABLE

On October 2, 2008, the Company issued Promissory Notes to nine individuals and entities in the aggregate amount of $1,000,000 (the “Notes”). These Notes accrued interest at a rate of 6% per annum. On March 31, 2010, these Notes and all accrued interest of $60,000 were converted into 2,038,463 shares of Common Stock of the Company at a conversion rate of $0.52.

On December 22, 2008, the Company issued Promissory Notes to six individuals and entities in the aggregate amount of $500,000 (the “Notes”). These Notes accrued interest at a rate of 6% per annum. On March 31, 2010, these Notes and all accrued interest of $30,000 were converted into 1,019,231 shares of Common Stock of the Company at a conversion rate of $0.52.

On August 25, 2009, the Company issued a Promissory Note to an entity in the amount of $26,000 (the “Note”). This Note accrued interest at a rate of 6% per annum. On March 31, 2010, this Note and all accrued interest of $932 were converted into 51,792 shares of Common Stock of the Company at a conversion rate of $0.52.

On January 14, 2010, the Company entered into a second extension (the “Second Extension”) of certain Promissory Notes (the ’Notes”) whereby the maturity date of all of the Notes were extended to June 15, 2010 in exchange for Warrants to be issued to the note holders on a pro rata basis equal to 33,333 underlying shares of Common Stock per day from January 15, 2010 until the Notes were paid in full. The Notes were fully paid by virtue of the above-described conversion to Common Stock of the Company on March 31, 2010. To satisfy the terms of the Second Extension, the Company issued Warrants to purchase 2,499,975 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share. The value of these Warrants of $1,596,284 was expensed and is reflected as non-cash financing costs on the accompanying financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE H – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
Insurance financing	$22,002	$11,762
Accrued royalties	6,518	-0-
Customer deposits	5,517	13,819
Sales tax payable	3,291	2,504
Loan payable	-0-	160,000
Accrued commission	-0-	23,410
Payroll liabilities	-0-	490

TOTAL OTHER CURRENT LIABILITIES	$37,328	$211,985

NOTE I – RELATED PARTIES

During 2009, the Company received $246,767 from related parties and simultaneously issued 12% interest bearing promissory notes (the “Notes”). On March 31, 2010, certain Notes totaling $216,667 plus accrued interest of $23,167 were converted into an aggregate of 461,220 shares of the Company’s Common Stock at a price of $0.52 per share. The balance of $30,100 was repaid in May 2010.

As of September 30, 2010, the Company was owed approximately $89,000 from a related party for shared rental expense at the Company’s prior offices. The Company was also owed $100,000 from a related party for shared expenses related to consulting services rendered by two individuals. These receivables are included on other current assets.

NOTE J – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with Foundation Medical, LLC (“Foundation Medical”) to distribute the CareView System™ on the East Coast of the United States. Foundation Medical will also serve as CareView’s East Coast representative for servicing all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. At June 30, 2010 the Warrant had not been exercised. The Warrant was valued using the Black Scholes Model on the date of the grant using an expected life of two (2) years; volatility of 94.33%; risk free rate of 1.1%; and a dividend yield of 0%. The Agreement carries a three (3) year term and accordingly the Warrants valued at $140,400 are being amortized over the life of the Agreement. For the nine months ended September 30, 2010, the Company recognized expense of $35,100.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE K – LEASE LINE OF CREDIT

On January 28, 2010, the Company entered into a letter of agreement with Fountain Fund 2, LP managed by Fountain Partners of San Francisco (“Fountain”) for a Lease Line of Credit (“Lease Line”) for up to $5 million. Under the Lease Line, CareView will lease installed CareView Systems™ from Fountain and will repay the draws on the Lease Line over a period of three (3) years. CareView and Fountain executed a Master Lease covering the installed CareView Systems™ which calls for pre-determined monthly rental over a three-year period (the “Base Term”). Prior to the expiration of the Base Term, CareView may elect to (i) purchase the equipment or (ii) extend or renew the lease for an additional twelve (12) months with a subsequent option to return the equipment to Fountain.

An origination fee of one percent (1%) of the lease schedule amount will be due upon signing of each lease schedule. The cost of equipment to Fountain shall not exceed $500,000 per month with each month carrying over to the next month if not used unless this limit is waived by Fountain. The draw window is open until December 5, 2010 (“Draw Window”). CareView agreed to pay Fountain a deposit of two percent (2%) of the unused Lease Line amount. Upon execution of the Lease Line, CareView issued a ten-year Common Stock Purchase Warrant (the “Warrant”) to purchase a total of 450,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. In association with the Lease Line, the Company paid Mann Equity, LLC a cash fee of $100,000 and issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 400,000 underlying shares of the Company’s Common Stock at $0.52. Through September 30, 2010, the Company has made a $100,000 deposit to Fountain for the unused Lease Line.

To date, the Company has not made a draw against the Lease Line. The Warrant was valued using the Black Scholes Model on the date of the grant using an expected life of two (2) years; volatility of 92.06%; risk free rate of 0.9%; and a dividend yield of 0%. The value of $283,500 is being amortized over the term of the agreement. For the nine months ended September 30, 2010, the Company recognized expense of $49,304.

NOTE L – SETTLEMENT OF LAWSUIT

The Company filed a complaint on April 15, 2009 in the United States District Court for the Eastern District of Texas, Sherman Division, against Silicon Standard Corporation (“Silicon”) and its Chief Executive Officer, Howard Kuo, for breach of contract and fraud relative to the manufacture of the Company’s Room Control Platform. Silicon subsequently filed a counterclaim against the Company and also brought suit against Steven G. Johnson (“Johnson”), the Company’s President. Silicon’s suit against the Company and Johnson included among other allegations a demand for alleged damages consisting of lost profits, excess inventory, additional labor, and added engineering. All parties settled the litigation on May 20, 2010 and the Court dismissed the actions on June 30, 2010. Terms of the confidential settlement included, among other things, the issuance to Silicon of twenty-five thousand (25,000) shares of the Company’s Common Stock, and mutual releases between the parties.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE M – LITIGATION

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty. The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company. The Company has engaged legal counsel on its behalf and on behalf of the other Defendants to defend the lawsuit and to file a third party claim against the beneficiary. Counsel and Company’s management do not believe that there are any meritorious claims against the Company or that this case will have any negative or material impact on the Company or its management.

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On February 28, 2005, the predecessor of CareView-TX, CareView Communications, LLC, a Texas limited liability company (“CareView LLC”), entered into a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity to be known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”) , and Dennis Langley (“Langley”). Under the Subscription Agreement, T2 purchased a 17% ownership interest in CareView LLC for $1,000 and also received an Adjusted Gross Income Interest entitling T2 to receive 5% of the adjusted gross income of CareView LLC (the “5% AGII”). The 5% AGII was considered senior to any other priority or preference of any kind and at no time could be diluted. The 5% AGII included 5% of (i) all revenue of any type or nature from whatever source received by CareView LLC and its subsidiaries; less (ii) pre-tax, non-debt service, payments to non-affiliates or employees of the company, cost of goods sold (and not general and administrative expenses).

Under the Subscription Agreement, Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms. In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC. As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated. In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement. Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital. Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (Continued)

would be retroactively applied from March 1, 2005 until the date of the fulfillment of the subsequent condition even though Thompson and T2 might not have provided services under the Subscription Agreement during that time. If Thompson’s services as Chairman were terminated by CareView LLC, T2 would be paid a lump sum on the end date of the service period equal to two year’s worth of the Annual Base Payment in effect at the time of termination.

CareView LLC converted to a Texas corporation (“CareView-TX”) and the Subscription Agreement was assigned and assumed by CareView-TX under the terms of the Assignment and Assumption Agreement and Consent (“Assumption Agreement”) dated October 29, 2007 between T2, Thompson, and CareView-TX. In addition, the Assumption Agreement provided that the Article IV Payments were assigned to and assumed by Thompson personally. Subsequently, Thompson waived the accrual and any past or future obligations of CareView-TX to pay the Article IV Payments.

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. The valuation methodology used to determine the fair value of the Warrants issued during the nine months was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10, and accordingly calculated a fair market value of $5,031,000 and reported as a Contract Modification Expense-Non-Cash on the accompanying unaudited financial statements. The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholder of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement with CareView-TX, Thompson, Murphy, and Langley will receive an aggregated 1 1/2% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement. In connection with the income interest, the Company executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley dated August 20, 2010. Gross Income Interest totaling $6,518 has been recorded and reflected on the financial statements of the Company for the quarter ended September 30, 2010. The Agreement Regarding Gross Income Interest does not have a termination date; however it does provide that the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, for the Purchase Price and that Thompson, Murphy and Langley each have the right to require that their respective Gross Income Interest be purchased by the Company any time from September 1, 2011 until December 31, 2015, for the Purchase Price. Purchase Price means, absent an agreement between Thompson, Murphy or Langley and the Company to the contrary, at CareView’s election, either: i) a monetary amount equal to the aggregated Gross Income Interest received by either of Thompson, Murphy or Langley in the twelve (12) month period immediately prior to the sale, transfer or exchange, or ii) the payment of the monetary amount as determined in i) above in shares of CareView’s Common Stock at Fair Market Value. In an additional term in the Gross Income Interest agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (Continued)

Coincident with the execution of the above-mentioned agreements, T2 was dissolved and the 14,475,666 shares of Common Stock of the Company were distributed equally among Thompson, Murphy and Langley.

NOTE O – SUBSEQUENT EVENTS

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the “July 2010 Offering”). Since September 30, 2010 the Company sold 20,000 for $25,000. The Company closed the offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and also entered into an Intellectual Property Agreement. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company’s issued a Promissory Note to an entity in an amount equal to the Ricoh Purchase Order. The Note dated November 1, 2010, is due in full in twelve (12) months from the date of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. As consideration for the entity to agree to secure the Ricoh Purchase Order, the Company issued a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 underlying shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10/A, Amendment No. 1, filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2010, including the audited financial statements and notes included therein, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada.

CareView developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use system (the “CareView System™”). The CareView System™ runs on each hospital’s coaxial cable television network that provides television signals to patient rooms; consequently, CareView’s network does not need to run on or through the hospital’s specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company’s proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient’s quality of stay. There is no capital expenditure by a subscribing hospital as CareView provides all hardware and installation of the CareView System™ in each room at no charge. Fees paid to CareView by each hospital consist only of monthly service fees for each system installed (one per bed) at a current rate of $69.95 and an additional rate for each nursing station monitor at a current rate of $139.90. Based on these rates, revenue projections for a typical 200-bed hospital using the Primary Plan are estimated at approximately $168,000 annually for the 200 beds. Revenue from nursing stations is not included in this projection as the individual stations for each hospital vary depending on hospital floor/room/nursing station configuration. This estimate also does not include additional shared revenue to be generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, which revenues are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein the Company and Rockwell formed CareView-Hillcrest, LLC and CareView-Saline, LLC, both Texas limited liability companies (the “LLCs”). Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas.

In September 2010, the Company chose Ricoh Electronics, Inc. (“Ricoh”) to be its U.S. based manufacturer. Ricoh is one of over 272 domestic and overseas companies that comprise Ricoh Company, Ltd., a $21 billion global corporation and a leading supplier of advanced office automation equipment. Ricoh will become the Company’s primary manufacturer for the CareView System™ Room Control Platform which it will produce in its Orange County, California plant. Delivery of an initial 3,000 units is expected in the fourth quarter 2010. Upon successful completion of this initial order, the Company anticipates that it will contract with Ricoh for additional units. In addition to this new arrangement with Ricoh, CareView plans to maintain its relationship with its current contract manufacturer in Thailand from which it recently received 2,000 units.

Throughout this Report, the terms “we,” “us,” “our,” “CareView,” or “our Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities in which the Company exercises control and is deemed the Primary Beneficiary (the “Company’s LLCs”).

Recent Events

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the “July 2010 Offering”). Since September 30, 2010 the Company sold 20,000 for $25,000. The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and entered into an Intellectual Property Agreement with Ricoh. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company’s issued a Promissory Note to an entity in an amount equal to the Ricoh Purchase Order. The Note is dated November 1, 2010 and is due in full twelve (12) months from the date of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. As consideration for the entity to agree to secure the Ricoh Purchase Order, the Company issued a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 underlying shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. Historical financial information presented for the nine months ended September 30, 2010 and the fiscal years ended December 31, 2009 is that of the Company on a consolidated basis with its subsidiaries. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained in our Form 10/A, Amendment No. 1, filed with the Commission on October 27, 2010 and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of September 30, 2010, the Company’s cash assets were $1,256,387, an increase of $1,038,085 from December 31, 2009. Current liabilities decreased $2,650,909 from $2,859,405 at December 31, 2009 to $208,496 at September 30, 2010, while working capital increased $4,002,600 from $(2,173,157) at December 31, 2009 to $1,829,443 at September 30, 2010.

Results of Operations – Comparison of Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009 the Company had revenue totaling $89,123 and $25,252, respectively. This improvement of $63,871 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended September 30, 2010 and 2009, the Company’s operating costs totaled $1,386,717 and $1,537,503, respectively. This decrease of approximately $151,000 is primarily a result of:

•

a reduction of approximately $490,000 in general and administrative costs, which is comprised of a decrease of $588,000 in non-cash compensation costs related to options and warrants issued by the Company during the period in 2010 compared to 2009 offset by an increase in administrative costs of approximately $98,000 related to (i) costs associated with the Company’s move to its current location and (ii) added cost associated with increases in personnel;

•	an increase of approximately $144,000 in network operation costs associated with the expansion of the Company’s business into new hospitals;

•	an increase of approximately $82,000 in selling expenses also associated with the business expansion;

•	an increase of approximately $97,000 in research and development costs; and

•	an increase of approximately $16,000 in depreciation expense.

Other expense increased by $5,410,792 during the three months ended September 30, 2010. This change is related to:

•

$5,031,000 in non-cash costs associated with the issuance of Warrants as more fully described in Note N – Subscription and Investors Rights Agreement in the Notes to the accompanying unaudited consolidated financial statements;

•	an increase of approximately $292,000 in amortization of debt discount related to the accounting treatment of certain capital raised in prior periods;

•	approximately $109,000 in non-cash costs associated with equity and debt fund raising activity;

•	a reduction of approximately $11,000 in interest expense incurred during the three months ended September 30, 2010 compared to 2009; and

•	an increase of approximately $10,000 in other income.

Allowing for the adjustment for the net loss attributable to noncontrolling interest (associated with the Company’s LLCs) of approximately $158,000 applicable to the three months ended September 30, 2010 the Company recorded a net loss of $6,602,968 compared to $1,564,373 for the same period in 2009, an increase of $5,038,595.

Results of Operations – Comparison of Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010 and 2009, the Company had revenue totaling $198,168 and $47,846, respectively. This improvement of $150,322 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended September 30, 2010 and 2009, the Company’s operating costs totaled $5,111,747 and $2,935,745, respectively. This increase of approximately $2,176,000 is primarily a result of:

•

an increase of approximately $1,623,000 in general and administrative costs comprised of (i) an increase of $1,154,000 in non-cash compensation costs related to options and warrants issued by the Company during the period in 2010 compared to 2009 and (ii) an increase in administrative costs of approximately $469,000 primarily related to (a) costs associated with the Company’s move to its current location, (b) added costs associated with increases in personnel, and (c) legal expense associated with the settlement of a lawsuit more fully described in Note L – Settlement of Lawsuit in the Notes to the accompanying unaudited consolidated financial statements;

•	an increase of approximately $327,000 in network operation costs associated with the expansion of the Company’s business into new hospitals;

•	an increase of approximately $116,000 in selling expenses also associated with the business expansion;

•	an increase of approximately $69,000 in research and development costs; and

•	an increase of approximately $41,000 in depreciation expense.

Other expense increased by $6,603,655 during the nine months ended September 30, 2010. This change is related to:

•

$5,031,000 in non-cash costs associated with the issuance of Warrants as more fully described in Note N – Subscription and Investor Rights Agreement in the Notes to the accompanying unaudited consolidated financial statements;

•	approximately $1,838,000 in non-cash costs associated equity and debt fund raising activity;

•	approximately $296,000 in settlement expense as more fully described in Note L – Settlement of Lawsuit in the Notes to the accompanying unaudited consolidated financial statements;

•	a decrease of approximately $56,000 in interest and other income;

•	a reduction of approximately $604,000 in amortization of debt discount related to the accounting treatment of certain capital raised in prior periods; and

•	a reduction of approximately $13,000 in interest expense incurred during the nine months ended September 30, 2010 as compared to 2009.

Allowing for the adjustment for the net loss attributable to noncontrolling interest (associated with the Company’s LLCs) of approximately $171,000 applicable to the nine months ended September 30, 2010, the Company recorded a net loss of $12,327,009 compared to $3,869,001 for the same period in 2009, an increase of $8,458,008.

Liquidity and Capital Resources

We began the operation of our current business plan in 2002 and have not yet attained a level of revenue to allow us to meet our current overhead. We do not contemplate attaining profitable operations until approximately the second quarter of 2011 nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that the Company will need approximately $10 million over the next twelve months. While we have funded our initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including Samuel A. Greco, the Company’s Chief Executive Officer (“CEO”) and John R. Bailey, the Company’s Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company lacks the size and complexity to segregate duties sufficiently for proper controls. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine months ended September 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty. The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company. Plaintiffs seek damages in an amount to be determined at trial, but in no event less than $250,000. The Company has engaged legal counsel on its behalf and on behalf of the other Defendants to defend the lawsuit and to file a third party claim against the beneficiary. Counsel and Company’s management do not believe that there are any meritorious claims against the Company or that this case will have any negative or material impact on the Company. While the Company believes that any finding in favor of the Plaintiffs, if any, will be immaterial, an estimate cannot be made as to a possible range of loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the “July 2010 Offering”). The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and entered into an Intellectual Property Agreement with Ricoh. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company’s issued a Promissory Note to an entity in an amount equal to the Ricoh Purchase Order. The Note is dated November 1, 2010 and is due in full twelve (12) months from the date of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. As consideration for the entity to agree to secure the Ricoh Purchase Order, the Company issued a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 underlying shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transaction involved the issuance and sale of the Company’s securities to a financially sophisticated entity that was aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of its actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transaction. The purchaser also represented that it was an “accredited investor” as defined in Regulation D and that it was acquiring such securities for its own account and not for distribution. All certificates representing the securities issued will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)

3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc.(1)

3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)

3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)

3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)

3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)

3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)

3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)

3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)

3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)

3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)

3.12	—	Bylaws of CareView Communications, Inc., a Nevada corporation(1)

10.01	—	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)

10.02	09/15/06	Promissory Note, form of(1)

10.03	—	Stock Purchase Agreement, form of(1)

10.04	10/01/08	Employment Agreement with Samuel A. Greco(1)

10.05	10/01/08	Employment Agreement with Steven G. Johnson(1)

10.06	10/02/08	Common Stock Purchase Warrant, form of(1)

10.07	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)

10.08	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)

10.09	11/16/09	Rockwell JV – Master Investment Agreement(1)

10.10	11/16/09	Rockwell JV – Project Note, form of (1)

10.11	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)

10.12	11/16/09	Rockwell JV – Project Warrant, form of(1)

10.13	06/29/10	First Amendment to Commercial Lease Agreement(1)

10.14	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)

10.15	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)

10.16	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)

31.1	11/15/10	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	11/15/10	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	11/15/10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	11/15/10	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2010

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer