Form 10-Q/A
period 2010-09-30
CareView Communications Inc
filed 2010-12-07
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the Issuer’s Common Stock as of December 6, 2010 was 127,540,215.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q, Amendment No. 1, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 Unaudited	December 31, 2009
	(Restated)
ASSETS
Current Assets:
Cash	$1,256,387	$218,302
Accounts receivable	44,991	8,267
Other current assets	736,561	459,679

Total current assets	2,037,939	686,248

Fixed Assets:
Property and equipment, net of accumulated depreciation of $238,982 and $142,323 at September 30, 2010 and December 31, 2009, respectively	3,127,364	928,408

Other Assets:
Intellectual property, net of accumulated amortization of $1,514,117 and $1,101,176 at September 30, 2010 and December 31, 2009, respectively	1,238,816	1,651,757
Patents and trademarks, net of accumulated amortization of $1,481 and $664 at September 30, 2010 and December 31, 2009, respectively	69,655	47,169
Other assets	768,163	602,509

	2,076,634	2,301,435

Total assets	$7,241,937	$3,916,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, net of debt discount of $133,383 and $184,051 at September 30, 2010 and December 31, 2009, respectively	$58,485	$7,817
Mandatorily redeemable equity in joint venture, net of debt discount of $133,383 and $184,051 at September 30, 2010 and December 31, 2009, respectively	58,485	7,817
Accounts payable	36,466	136,151
Accrued interest	17,732	94,374
Accrued interest on related party notes	—	18,796
Promissory notes payable, net of debt discount of $0 and $5,007 at June 30, 2010 and December 31, 2009, respectively	—	1,520,993
Due to officers	—	614,705
Notes and loans payable to related parties	—	246,767
Other current liabilities	69,018	211,985

Total current liabilities	240,186	2,859,405

Long-term Liabilities
Note payable, net of current portion, net of debt discount of $266,764 and $368,101 at September 30, 2010 and December 31, 2009, respectively	105,545	15,634
Mandatorily redeemable equity in joint venture, net of current portion, net of debt discount of $266,764 and $368,101 at September 30, 2010 and December 31, 2009, respectively	105,545	15,634

Total long-term liabilities	211,090	31,268

Total liabilities	451,276	2,890,673

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 127,520,215 and 111,012,684 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	127,520	111,013
Additional paid in capital	30,889,567	12,610,805
Accumulated deficit	(24,026,418)	(11,667,719)

Total CareView Communications stockholders’ equity	6,990,669	1,054,099
Noncontrolling interest	(200,008)	(28,681)

Total equity	6,790,661	1,025,418

Total liabilities and equity	$7,241,937	$3,916,091

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATION INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Restated)		(Restated)
Revenues, net	$89,123	$25,252	$198,168	$47,846

Operating expenses:
Network operations, including non-cash costs of $11,700 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $35,100 and $0 for the nine months ended September 30, 2010 and 2009, respectively	201,252	56,814	533,471	207,001
General and administration, including non-cash costs of $295,320 and $883,440 for the three months ended September 30, 2010 and 2009, respectively, and $2,038,250 and $883,932 for the nine months ended September 30, 2010 and 2009, respectively	690,165	1,148,830	3,316,136	1,661,389
Sales and marketing	131,274	49,248	302,515	186,698
Research and development	222,551	126,050	480,898	411,416
Depreciation and amortization	172,652	156,561	510,417	469,241

Total operating expense	1,417,894	1,537,503	5,143,437	2,935,745

Operating loss	(1,328,771)	(1,512,251)	(4,925,269)	(2,887,899)

Other income and (expense)
Contract modification expense	(5,031,000)	—	(5,031,000)	—
Amortization of debt discount	(112,142)	(12,017)	(309,017)	(913,607)
Amortization of financing costs	(108,757)	—	(1,838,041)	—
Settlement expense	—	—	(296,250)	—
Interest expense	(29,131)	(40,115)	(121,818)	(134,417)
Interest income	—	—	509	5,406
Other income	9,984	10	10,860	61,516

Total other income (expense)	(5,271,046)	(52,122)	(7,584,757)	(981,102)

Loss before taxes	(6,599,817)	(1,564,373)	(12,530,026)	(3,869,001)

Provision for income taxes	—	—	—	—

Net loss	(6,599,817)	(1,564,373)	(12,530,026)	(3,869,001)

Net loss attributable to noncontrolling interest	(61,606)	—	(171,327)	—

Net loss attributable to CareView Communications	$(6,538,211)	$(1,564,373)	$(12,358,699)	$(3,869,001)

Loss per share, basic and diluted:
Net loss per share	($0.05)	($0.01)	($0.10)	($0.04)

Weighted average number of shares outstanding	126,899,215	109,089,803	121,343,622	107,535,068

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2010 TO SEPTEMBER 30, 2010

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2010	111,012,684	$111,013	$12,610,805	$(11,667,719)	$(28,681)	$1,025,418
Adjustment for repricing of certain outstanding warrants	—	—	978,261	—	—	978,261
Shares issued in private placement, net of fees of $432,187	12,153,040	12,153	6,441,082	—	—	6,453,235
Shares issued in exchange for debt, accrued interest and accounts payable	4,068,982	4,069	2,111,800	—	—	2,115,869
Shares issued as part of settlement of lawsuit	25,000	25	46,225	—	—	46,250
Shares issued for exercise of options	160,509	160	83,031	—	—	83,191
Shares issued as retainer	100,000	100	184,900	—	—	185,000
Warrants issued for services	—	—	224,950	—	—	224,950
Warrants issued for financing costs	—	—	2,202,074	—	—	2,202,074
Warrants issued for contract modification	—	—	5,031,000	—	—	5,031,000
Options issued as compensation	—	—	975,439	—	—	975,439
Net loss	—	—	—	(12,358,699)	(171,327)	(12,498,336)

Balance, September 30, 2010 (Restated)	127,520,215	$127,520	$30,889,567	$(24,026,418)	$(200,008)	$6,822,351

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(12,530,026)	$(3,869,001)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	96,659	56,300
Amortization of intangible assets	413,758	412,941
Amortization of financing costs	1,838,041	—
Amortization of debt discount	309,017	913,607
Amortization of distribution/service costs	35,100	—
Non-cash compensation	2,038,250	883,932
Shares issued as part of settlement of lawsuit	46,250	—
Shares issued for services	85,000	—
Warrants issued for contract modification	5,031,000	—
Changes in assets and liabilities:
Accounts receivable	(36,724)	(8,267)
Other current assets	(206,862)	(833,895)
Accounts payable	(43,686)	340,453
Accrued interest	31,764	92,165
Due to officers	(614,704)
Accrued expenses and other current liabilities	(13,068)	256,344

Net cash flows used in operating activities	(3,520,231)	(1,755,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,961,956)	(22,711)
Proceeds from sale of equipment	—	16,000
Patents and trademarks	(23,303)	(161)

Net cash flows used in investing activities	(1,985,259)	(6,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,453,235	921,240
Proceeds from loans from related parties	—	246,767
Proceeds from the exercise of stock options	83,191	—
Proceeds from notes and loans payable	30,000	26,000
Repayment of notes payable	(22,851)	—

Net cash flows provided by financing activities	6,543,575	1,194,007

Increase (decrease) in cash	1,038,085	(568,286)
Cash, beginning of period	218,302	898,139

Cash, end of period	$1,256,387	$329,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$61,331	$37,914

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable, other debt, accrued interest and accounts payable into common stock	$2,115,869	$1,268,084

The accompanying footnotes are an integral part of these consolidated financial statements

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

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

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”). Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System™ (as described below) in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Per the terms of the Operating Agreements of each of the LLCs, the Company is managing member.

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or “our Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary collectively known as (the “Company’s LLCs”).

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

SEPTEMBER 30, 2010 (RESTATED)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain items in the financial statements for 2009 have been reclassified to conform to the 2010 presentation. Such reclassification had no effect on net loss.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s Subsidiaries, and the Company’s LLCs. All intra-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company uses qualitative analysis to determine if it is the primary beneficiary of a VIE. The Company considers the right and obligations conveyed by our implicit and explicit variable interests in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interest will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If the Company determines that its variable interest will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual return, or both we consolidate the VIE as the primary beneficiary, and if not we do not consolidate.

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

Warrants issued for modification of Subscription and Investor Rights Agreement in the amount of $5,031,000 (See NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT for details), share-based/non-cash expense for financing in the amount of $1,838,041, the revision of certain Warrants in the amount of $978,261, consulting compensation in the amount of $84,550, and distribution/service in the amount of $35,100, recognized in our results for the nine months ended September 30, 2010 are based on vested awards. For the nine months ended September 30, 2009 there were no Warrants recognized.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

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

•	In May 2010, an Option to purchase 160,509 shares of Common Stock of the Company was exercised for $83,191.

A summary of the Company’s stock option activity under all plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2010	9,344,074	0.45	8.0
Granted	1,103,982	0.82
Exercised	(160,509)	(0.52)		$-0-
Cancelled	(5,000)	(0.52)

Balance at September 30,2010	10,282,547	$0.49	7.1

Vested and Exercisable at September 30, 2010	7,119,825	$0.38	7.6	$4,673,585

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

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

SEPTEMBER 30, 2010 (RESTATED)

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

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $96,659 and $56,300, respectively. Network equipment capitalized, but not put into service at September 30, 2010 was approximately $2,090,000. The Company expects to place these assets into service over the next six months.

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

SEPTEMBER 30, 2010 (RESTATED)

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

NOTE H – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
Gross income interest	$31,690	$-0-
Insurance financing	22,002	11,762
Accrued royalties	6,518	-0-
Customer deposits	5,517	13,819
Sales tax payable	3,291	2,504
Loan payable	-0-	160,000
Accrued commission	-0-	23,410
Payroll liabilities	-0-	490

TOTAL OTHER CURRENT LIABILITIES	$69,018	$211,985

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

NOTE J – VARIABLE INTEREST ENTITIES

The Company consolidates VIEs of which it is the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

The total consolidated VIE assets and liabilities reflected on our balance sheets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Assets
Cash	$4,135	$-0-
Receivables	3,713	12,076

Total current assets	7,848	12,076
Property, net	440,916	201,171

Total assets	$448,764	$213,247

Liabilities
Notes payable, net of debt discount of $400,147 and $552,152 at September 30, 2010 and December 31, 2009, respectively	$164,030	$23,451
Mandatorily redeemable interest, net of debt discount of $400,147 and $552,152 at September 30, 2010 and December 31, 2009, respectively	164,030	23,451
Accrued interest	17,732	17,770

Total liabilities	$345,792	$64,672

Equity attributable to noncontrolling interests	$(200,008)	$(28,681)

The financial performance of the consolidated VIEs reflected on our statement of operations is as follows:

	Three Month Ended September 30, 2010	Nine Month Ended September 30, 2010
Revenue	$55,011	$108,589

General and administrative expense	3,650	4,038
Depreciation	17,788	29,627

Total operating costs	21,438	33,665

Operating income	33,573	74,924

Amortization of debt discount	112,142	304,010
Interest expense	28,804	85,890

Total other expense	140,946	389,900

Loss before taxes	(107,373)	(314,976)
Provision for taxes	-0-	-0-

Net loss	(107,373)	(314,976)
Net loss attributable to noncontrolling interest	(62,606)	(171,327)

Net loss attributable to CareView Communications	$(44,767)	$(143,649)

NOTE K – DISTRIBUTION AGREEMENT

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

SEPTEMBER 30, 2010 (RESTATED)

NOTE L – LEASE LINE OF CREDIT

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

NOTE M – SETTLEMENT OF LAWSUIT

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

SEPTEMBER 30, 2010 (RESTATED)

NOTE N – LITIGATION

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

NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

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

Under the Subscription Agreement, Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms. In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC. As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated. In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement. Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital. Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (Continued)

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

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The valuation methodology used to determine the fair value of the Warrants issued during the nine months was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10, and accordingly calculated a fair market value of $5,031,000 and reported as a Contract Modification Expense-Non-Cash on the accompanying unaudited financial statements. The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement with CareView-TX, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement. In connection with the income interest, the Company executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley dated August 20, 2010. The Agreement Regarding Gross Income Interest does not have a termination date; however it does provide that the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, for the Purchase Price and that Thompson, Murphy and Langley each have the right to require that their respective Gross Income Interest be purchased by the Company any time from September 1, 2011 until December 31, 2015, for the Purchase Price. Purchase Price means, absent an agreement between Thompson, Murphy or Langley and the Company to the contrary, at CareView’s election, either: i) a monetary amount equal to the aggregated Gross Income Interest received by either of Thompson, Murphy or Langley in the twelve (12) month period immediately prior to the sale, transfer or exchange, or ii) the payment of the monetary amount as determined in i) above in shares of CareView’s Common Stock at Fair Market Value. The Company determined that the Fair Market Value of the GII Owner’s Put is equal to $31,690 and has recorded this liability accordingly. This liability will be analyzed and updated quarterly, based on actual revenues. In an additional term in the Gross Income Interest agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (RESTATED)

NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (Continued)

Coincident with the execution of the above-mentioned agreements, T2 was dissolved and the 14,475,666 shares of Common Stock of the Company were distributed equally among Thompson, Murphy and Langley.

NOTE P – SUBSEQUENT EVENTS

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the “July 2010 Offering”). Since September 30, 2010 the Company sold 20,000 for $25,000. The Company closed the offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and also entered into an Intellectual Property Agreement. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability Company (“Plato”), in an amount up to the amount of the Ricoh Purchase Order. The Note is dated November 1, 2010, and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under The Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share.

NOTE Q - RESTATEMENT OF RESULTS

The Company restated its previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2010.

This restatement has been made to incorporate the determination reached by the Company that the GII Owner’s Put (more fully described in NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT above) is a financial instrument and an amount representing the fair market value of the GII Put should be recorded on the effective date (September 1, 2010) of the Revocation and Substitution Agreement. Accordingly, the Company has record an accrued liability totaling $31,690 in the accompanying financial statements.

This restatement also reflects a correction to the Statement of Operations for the three months ended September 30, 2010. Due to mathematical footing, amortization of debt discount, depreciation and amortization, and net income attributable to noncontrolling interest were overstated by $191,868, $513, and $95,934 respectively.

Certain footnotes have been expanded to provide further information and explanations resulting from the restatements described above, including:

•	NOTE A – THE COMPANY was amended to provide a more detailed description of the nature of the Company’s operations.

•	NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES was amended to include the Company’s accounting policy for identifying and accounting for variable interest entities.

•	We amended the Notes to Consolidated Financial Statements to include NOTE J – VARIABLE INTEREST ENTITIES in accordance with ASC 810-10-50-7 through 810-10-50-14.

•	NOTE O – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT was amended to provide further disclosure regarding the liability for the GII Owner’s Put.

NOTE Q - RESTATEMENT OF RESULTS (Continued)

A summary of the consolidated balance sheet and consolidated statement of operations as originally reported and as restated as of September 30, 2010 and for the three and nine months then ended, is as follows:

UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2010

	As Restated	As Reported
Current assets	$2,037,939	$2,037,939
Fixed assets	3,127,364	3,127,364
Other assets	2,076,634	2,076,634

Total assets	$7,241,937	$7,241,937

Current liabilities	$240,186	$208,496
Long-term liabilities	211,090	211,090

Total liabilities	451,276	419,586

Total equity	6,790,661	6,822,351

Total liabilities and equity	$7,241,937	$7,241,937

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Restated	As Reported	As Restated	As Reported
Revenue	$89,123	$89,123	$198,168	$198,168
Operating expenses	1,417,894	1,386,717	5,143,437	5,111,747

Operating loss	(1,328,771)	(1,297,594)	(4,945,269)	(4,913,579)
Other expense	(5,271,046)	(5,462,914)	(7,584,757)	(7,584,757)

Net loss	(6,599,817)	(6,760,508)	(12,530,026)	(12,498,336)
Net loss attributable to non-controlling interest	(61,606)	(157,540)	(171,327)	(171,327)

Net loss attributable to CareView Communications	$(6,538,211)	$(6,602,968)	$(12,358,699)	$(12,358,699)

Loss per share, basic and diluted:
Net loss per share	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Weighted average number of shares outstanding	126,899,215	126,899,215	121,343,622	121,343,622

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10/A, Amendment No. 3, filed with the Securities and Exchange Commission (the “Commission”) on December 6, 2010, including the restated audited financial statements and notes included therein, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A Amendment No. 1 (the “Report”) contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

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

Rockwell Agreement

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein the Company and Rockwell formed CareView-Hillcrest, LLC and CareView-Saline, LLC, both Texas limited liability companies (the “LLCs”), determined to be variable interest entities in which the Company exercises control and is deemed the Primary Beneficiary. Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas.

Agreements Regarding Gross Income Interest

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

Under the Subscription Agreement, Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms. In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC. As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated. In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement. Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital. Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment would be retroactively applied from March 1, 2005 until the date of the fulfillment of the subsequent condition even though Thompson and T2 might not have provided services under the Subscription Agreement during that time. If Thompson’s services as Chairman were terminated by CareView LLC, T2 would be paid a lump sum on the end date of the service period equal to two year’s worth of the Annual Base Payment in effect at the time of termination.

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

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The valuation methodology used to determine the fair value of the Warrants issued during the nine months was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10, and accordingly calculated a fair market value of $5,031,000 and reported as a Contract Modification Expense-Non-Cash on the accompanying unaudited financial statements. The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement with CareView-TX, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement. In connection with the income interest, the Company executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley dated August 20, 2010. The Agreement Regarding Gross Income Interest does not have a termination date; however it does provide that the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, for the Purchase Price and that Thompson, Murphy and Langley each have the right to require that their respective Gross Income Interest be purchased by the Company any time from September 1, 2011 until December 31, 2015, for the Purchase Price. Purchase Price means, absent an agreement between Thompson, Murphy or Langley and the Company to the contrary, at CareView’s election, either: i) a monetary amount equal to the aggregated Gross Income Interest received by either of Thompson, Murphy or Langley in the twelve (12) month period immediately prior to the sale, transfer or exchange, or ii) the payment of the monetary amount as determined in i) above in shares of CareView’s Common Stock at Fair Market Value. The Company determined that the Fair Market Value of the GII Owner’s Put is equal to $31,690 and has recorded this liability accordingly. This liability will be analyzed and updated quarterly, based on actual revenues. In an additional term in the Gross Income Interest agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

Ricoh Electronics, Inc.

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

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and entered into an Intellectual Property Agreement with Ricoh. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability Company (“Plato”), in an amount up to the amount of the Ricoh Purchase Order. The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under The Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share. (See Exhibit 10.17, Promissory Note to Plato & Associates, LLC and Exhibit 10.06, Form of Common Stock Purchase Warrant, which exhibits are filed herewith and incorporated herein by reference.)

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. Historical financial information presented for the nine months ended September 30, 2010 and the fiscal years ended December 31, 2009 is that of the Company on a consolidated basis with its subsidiaries. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained in our Form 10/A, Amendment No. 3, filed with the Commission on December 6, 2010 and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of September 30, 2010, the Company’s cash assets were $1,256,387, an increase of $1,038,085 from December 31, 2009. Current liabilities decreased $2,619,219 from $2,859,405 at December 31, 2009 to $240,186 at September 30, 2010, while working capital increased $3,970,910 from $(2,173,157) at December 31, 2009 to $1,797,753 at September 30, 2010.

Results of Operations – Comparison of Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009 the Company had revenue totaling $89,123 and $25,252, respectively. This improvement of $63,871 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended September 30, 2010 and 2009, the Company’s operating costs totaled $1,417,894 and $1,537,503, respectively. This decrease of $119,609 is primarily a result of:

•

a reduction of approximately $459,000 in general and administrative costs, which is comprised of a decrease of $588,000 in non-cash compensation costs related to options and warrants issued by the Company during the period in 2010 compared to 2009 offset by an increase in administrative costs of approximately $131,000 primarily related to (i) costs associated with the Company’s move to its current location and (ii) added cost associated with increases in personnel;

•	an increase of approximately $144,000 in network operation costs associated with the expansion of the Company’s business into new hospitals;

•	an increase of approximately $82,000 in selling expenses also associated with the business expansion;

•	an increase of approximately $97,000 in research and development costs; and

•	an increase of approximately $16,000 in depreciation expense.

During the three months ended September 30, 2010 and 2009, the Company’s other expenses totaled $5,271,046 and $52,122 respectively. This increase of $5,218,924 is primarily a result of:

•

$5,031,000 in non-cash costs associated with the issuance of Warrants as more fully described in Note O – Subscription and Investors Rights Agreement in the Notes to the accompanying unaudited consolidated financial statements;

•	an increase of approximately $100,000 in amortization of debt discount related to the accounting treatment of certain capital raised in prior periods;

•	approximately $109,000 in non-cash costs associated with equity and debt fund raising activity;

•	a reduction of approximately $11,000 in interest expense incurred during the three months ended September 30, 2010 compared to 2009; and

•	an increase of approximately $10,000 in other income.

Allowing for the adjustment for the net loss attributable to noncontrolling interest (associated with the Company’s LLCs) of $61,606 applicable to the three months ended September 30, 2010 the Company recorded a net loss of $6,538,211 compared to $1,564,373 for the same period in 2009, an increase of $4,973,838.

Results of Operations – Comparison of Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010 and 2009, the Company had revenue totaling $198,168 and $47,846, respectively. This improvement of $150,322 is a result of the expansion of the Company’s business into new hospitals.

During the nine months ended September 30, 2010 and 2009, the Company’s operating costs totaled $5,143,437 and $2,935,745, respectively. This increase of $2,207,692 is primarily a result of:

•

an increase of approximately $1,655,000 in general and administrative costs comprised of (i) an increase of $1,154,000 in non-cash compensation costs related to options and warrants issued by the Company during the period in 2010 compared to 2009 and (ii) an increase in administrative costs of approximately $501,000 primarily related to (a) costs associated with the Company’s move to its current location, (b) added costs associated with increases in personnel, and (c) legal expense associated with the settlement of a lawsuit more fully described in Note M – Settlement of Lawsuit in the Notes to the accompanying unaudited consolidated financial statements;

•	an increase of approximately $327,000 in network operation costs associated with the expansion of the Company’s business into new hospitals;

•	an increase of approximately $116,000 in selling expenses also associated with the business expansion;

•	an increase of approximately $69,000 in research and development costs; and

•	an increase of approximately $41,000 in depreciation expense.

During the nine months ended September 30, 2010 and 2009, the Company’s other expenses totaled $7,584,757 and $981,102, respectively. This increase of $6,603,655 is primarily a result of:

•

$5,031,000 in non-cash costs associated with the issuance of Warrants as more fully described in Note O – Subscription and Investor Rights Agreement in the Notes to the accompanying unaudited consolidated financial statements;

•	approximately $1,838,000 in non-cash costs associated equity and debt fund raising activity;

•	approximately $296,000 in settlement expense as more fully described in Note M – Settlement of Lawsuit in the Notes to the accompanying unaudited consolidated financial statements;

•	a decrease of approximately $56,000 in interest and other income;

•	a reduction of approximately $604,000 in amortization of debt discount related to the accounting treatment of certain capital raised in prior periods; and

•	a reduction of approximately $13,000 in interest expense incurred during the nine months ended September 30, 2010 as compared to 2009.

Allowing for the adjustment for the net loss attributable to noncontrolling interest (associated with the Company’s LLCs) of $171,327 applicable to the nine months ended September 30, 2010, the Company recorded a net loss of $12,358,699 compared to $3,869,001 for the same period in 2009, an increase of $8,489,698.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead. We do not contemplate attaining profitable operations until approximately the second quarter of 2011 nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that the Company will need approximately $10 million over the next twelve months. While we have funded our initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures. In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

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

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and also entered into an Intellectual Property Agreement with Ricoh. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability Company (“Plato”), in an amount up to the amount of the Ricoh Purchase Order. The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under The Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share. (See Exhibit 10.17, Promissory Note to Plato & Associates, LLC and Exhibit 10.06, Form of Common Stock Purchase Warrant, which exhibits are filed herewith and incorporated herein by reference.)

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)

3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc.(1)

3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)

3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)

3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)

3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)

3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)

3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)

3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)

3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)

3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)

3.12	—	Bylaws of CareView Communications, Inc., a Nevada corporation(1)

10.01	—	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)

10.02	09/15/06	Promissory Note, form of(1)

10.03	—	Stock Purchase Agreement, form of(1)

10.04	10/01/08	Employment Agreement with Samuel A. Greco(1)

10.05	10/01/08	Employment Agreement with Steven G. Johnson(1)

10.06	10/02/08	Common Stock Purchase Warrant, form of(1)

10.07	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)

10.08	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)

10.09	11/16/09	Rockwell JV – Master Investment Agreement(1)

10.10	11/16/09	Rockwell JV – Project Note, form of (1)

10.11	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)

10.12	11/16/09	Rockwell JV – Project Warrant, form of(1)

10.13	06/29/10	First Amendment to Commercial Lease Agreement(1)

10.14	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)

10.15	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)

10.16	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)

10.17	11/01/10	Promissory Note with Plato & Associates, LLC*

31.1	12/06/10	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	12/06/10	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	12/06/10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	12/06/10	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 7, 2010

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer