Form 10-K
period 2010-12-31
CareView Communications Inc
filed 2011-04-15
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:  000-1377149

CAREVIEW COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4659068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 State Highway 121, Suite B-240, Lewisville, TX  75067
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (972) 943-6050

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001
                                                                                                                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 15, 2011 is $194,009,094 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2011 was 129,583,045.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “CareView,” or “our  Company” refers to CareView Communications, Inc., a Nevada corporation,   and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report.  Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

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

(Remainder of page intentionally left blank.)

PART I

ITEM 1.                      BUSINESS.

Historical Overview

CareView Communications, Inc. was incorporated in the State of California in July 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999.  In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada. (See Articles of Incorporation and amendments thereto, Exhibits 3.0 through 3.11 inclusive, which exhibits are incorporated herein by reference.)

From inception through September 28, 2007, the principal business of the Company (then known as Ecogate, Inc.) was the development of computer-controlled industrial ventilation systems.  In conjunction with the acquisition of CareView Communications, Inc., as outlined in the following paragraph, all of the assets and liabilities of Ecogate, Inc. were transferred to a Nevada corporation where the business of Ecogate, Inc. continued as a private company.

On September 28, 2007, Ecogate, Inc. entered into a Securities Exchange Agreement (the “CareView Acquisition Agreement”) with CareView Communications, Inc., a Texas corporation (“CareView-TX”), and the shareholders of CareView-TX, whereby Ecogate, Inc. acquired 100% of the issued and outstanding shares of common stock of CareView-TX in exchange for the issuance of an aggregate of 87,684,910 shares of Ecogate, Inc. (the “CareView Acquisition”).  Accordingly, CareView-TX became a wholly owned subsidiary of Ecogate, Inc. and the business of CareView-TX became the Company’s sole operating business and focus.   The CareView Acquisition was accounted for as a reverse merger. (See Securities Exchange Agreement, Exhibit 2.0, which exhibit is incorporated herein by reference.)

The Company developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use system (the “CareView System™”). The CareView System™ runs on each hospital’s coaxial cable television network that provides television signals to patient room; consequently, CareView’s network does not need to run on or through the hospital’s specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company’s proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications.  Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient’s quality of stay.  There is no capital expenditure by a subscribing hospital as CareView provides all hardware and installation of the CareView System™ in each room at no charge. Fees paid to CareView by each hospital consists of monthly service fees for each system installed (one per bed) and an additional rate for each nursing station monitor.  Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”).  The Company will use the funds provided under the Rockwell Agreement to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities.  Upon completion, it is anticipated that there will be over 900 installations of the CareView System™ in the combined facilities. (See Business of Issuer, Joint Venture with Rockwell Holdings beginning at page 17 herein and Exhibits 10.44 through 10.53 inclusive, which exhibits are incorporated herein by reference.)

As further described in Recent Events on page 44, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”) on March 8, 2011, under which HMA will use the CareView System™ in each of its approximately 59 hospitals across the U.S.

Bankruptcy Proceedings During the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Business of Issuer

CareView offers a unique system that connects patients, families and healthcare providers (the “CareView System™”).  Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, archiving and patient care documentation systems.  Through the use of telecommunications technology and the Internet, our products and on-demand services will greatly increase the access to quality medical care and education for both consumers and healthcare professionals.  CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView System™ provides secure real-time and recorded video monitoring of patients as well as other value-added services.  The easy-to-install CareView System™ runs over a hospital’s existing cable television infrastructure and includes the Room Control Platform (RCP), head-end and nurse’s station equipment, and a suite of complementary software applications.   The CareView Systems™ is comprised of the following unique equipment:

●
Head-End:  This collection of server and networking equipment facilitates the CareView network in the hospital and serves as the aggregation point for all real-time video and patient data.  The head-end is typically located in the server room of the hospital and one head-end is typically required per campus.

●	Nursing Station: The CareView System™ provides nurses an all-in-one touch-screen computer for viewing real-time video and clinical monitoring of patients.
●
Room Control Platform: One RCP is deployed per patient bed. The RCP is a microprocessor-based system consisting of a hard disk drive, cable modem, NTSC infrared camera and related controls, microphone, USB ports, wireless keyboard and wireless remote control. The complementary suite of software applications on the RCP are designed to streamline workflow and improve value-added services offered.

Our proprietary, high-speed data network system allows real-time bedside and point-of-care video monitoring and recording designed to improve efficiency while limiting liability of the healthcare provider.  The entertainment packages and patient education enhance the patient’s quality of stay.  This technology may also act as an interface gateway for other software systems and medical devices going forward.

CareView understands the importance of providing high quality patient care in a safe environment and believes in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously.  We are committed to providing an affordable video monitoring tool to improve the practice of nursing and create a better work environment and to make the patient’s hospital stay more informative and satisfying.

Equipment and System Installation Overview

Head-End

The Head-End is comprised of a server, cable modem termination system, firewall, switch and uninterruptible power supply and refers to the central location where the below-referenced equipment is housed, usually the server room.  Frequently, equipment may reside in two locations; the server room and the cable demarcation point. One head-end is required per hospital campus; although a multi-campus hospital group may be served by using one full head-end combined with one or more Cable Modem Termination Systems (CMTS), as more fully described below.

●
Servers:  The CareView System™ employs two servers:  the video gateway and the application server.  Both are identical servers with each being able to provide the services of the other in the case of a failure.  The servers we deploy are a mid-level enterprise server positioned for low power usage and high performance.  These servers are typically two rack unit servers with moderate storage capabilities with the processing power to handle hundreds of RCPs and dozens of web-based clients (located at nursing stations or other areas in the hospital).  CareView installs the servers in a CareView provided rolling rack, or if requested, can install them in the hospital’s existing data rack.

●
Cable Modem Termination System (CMTS):  The CMTS acts as a network bridge between the Ethernet network (which all of the servers, nursing stations and end users are connected to) and the hybrid fiber/coaxial (HFC) cable network (which extends into each room to provide cable TV).  The CMTS allows the RCPs, with their embedded cable modems, to communicate on the data network over the television cable in patient rooms.  The CMTS resides near the cable demarcation point, or must have cable run to connect the demarcation point with a sufficiently cooled room which houses the CMTS.   Typically, one hospital installation requires only one CMTS; however, occasionally a hospital will have an additional campus connected with a high-speed private data network, allowing implementation using an additional CMTS, but with no additional servers.

●
Firewall:  The firewall provides the CareView System™ with secure Internet connectivity and resides in the server room.  The CareView System™ uses this Internet connectivity to remotely manage all hospital installations through the firewall, to provide remote software upgrade service, and to provide services for NetView® and PatientView®, as more fully described herein.

●	Switch: The Ethernet switch provides network connectivity between the servers, CMTS, firewall, and hospital data network. CareView deploys one switch in the hospital server room.

●	Uninterruptible Power Supply (UPS): If the hospital’s server room does not provide adequate room-level backup power, CareView will deploy one UPS for the hospital’s server room.

Pricing on components of the Head-End vary depending on manufacturer, quantity purchased, and price concessions negotiated on each purchase order.

Nursing Station

The CareView Nursing Station is the primary user interface for medical staff at the hospital.  Nurses interact with the all-in-one touch screen to operate CareView’s NurseView®, Virtual Bed Rails™, and Ulcer Management Program™.  One computer is deployed per nursing station.

Room Control Platform

The RCP is a microprocessor-based system consisting of a hard-disk drive, cable modem, NTSC infrared camera and related control, microphone, USB ports, wireless keyboard and wireless remote control.  It allows real-time bedside and point-of-care video monitoring and recording designed to improve efficiency while limiting liability for healthcare facilities.  CareView uses contract manufacturers to assemble the RCP.

Installation

All components are either built to the Company’s specifications or altered at the Company’s facilities prior to deployment.  A typical system containing two servers, CMTS, firewall, switch, UPS, Nursing Stations, and RCP take a two-man team approximately 4½ hours to install.

Our Service Offerings

CareView offers several unique services designed to meet hospital needs.  In addition to enhancing quality care, the Company’s services are offered with no capital expenditure by the hospital and do not interfere with the facility’s current management information system.   The CareView System™ is the next generation of patient care monitoring. The CareView System™ is a secure, real-time video-monitoring system that connects the patient to the nursing station for continual observation by the nursing staff while recording all movement within the patient’s room for the length of the patient’s stay.

The proprietary services offerings of the CareView System™ provide:

●	Doctors, nurses and other healthcare providers with the ability to more efficiently and cost-effectively monitor, treat and visit their patients.
●	Family members and friends with the ability to use the Internet to monitor, correspond with, and visit with their loved ones in hospitals and nursing homes.
●	Patients and their visitors with direct access to on-demand high-speed Internet and other digital entertainment products and services in their rooms.
●
Facilities with the ability to implement audit tools to insure quality standards are being adhered to, safety measures are being complied with and both can be used to further educate caregivers to continually enhance quality and safety.

●	A fall prevention system – Virtual Bed Rails™.

The CareView System™, which is fully compliant with the government mandated Health Insurance Portability Accountability Act of 1996 (“HIPPA”), can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. This patient approved video record can be part of the patient’s medical file and serve as additional documentation of care/procedures performed, patient and hospital ancillary activity, incident documentation, support for clinical and support services, and if necessary, evidence.  Through continued investment in video patient care monitoring, CareView is helping hospitals and nursing homes build a safer, higher quality healthcare delivery system that best serves the patient while striving for the highest levels of satisfaction and comfort.

The Company currently offers the following services: SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails™, PatientView®, NetView®, MovieView®, FacilityView®, BabyView® and EquipmentView®.  There is no other product currently available that offers all of these important capabilities in one package.  The Company is committed to becoming a leading information technology provider to the healthcare industry.

The Company offers the CareView System™ in its Primary Package, Shared Revenue Package, and Connectivity Package as outlined below.

Primary Package

The Company’s Primary Package provides nursing staff the ability to monitor patients from the nursing station on a continuous basis, eliminating the need for countless trips to a patient’s room, while prompting important visits to patients who need immediate attention.  This package allows physicians to visit their patients remotely at times when they are unable to make a personal visit. The benefits of the Primary Package are (i) increased efficiency of nursing staff, (ii) greater access for physicians, (iii) enhanced quality of care, and (iv) improved patient safety.  Risk management and risk financing are both positively impacted by the continuous observation, monitoring and recording of all activities in patients’ rooms, making  a convenient and necessary video incident report readily available.

The Primary Package usually includes SecureView®, NurseView®, PhysicianView®, and Virtual Bed Rails™.

SecureView® is a unique video monitoring system that offers comprehensive patient attention with documentation and recording of all activity in patients’ room, ancillary departments, waiting rooms, hallways, stairwells, back doors, inventory areas and parking lots. SecureView® takes the guess work and uncertainty out of patient care and safety.

SecureView®:

●      Offers comprehensive patient attention with documentation and recording of all in-room activity.
●      Provides risk managers with a “Video Incident Report.”
●      Provides a thorough recorded documentation of patient care which will eliminate the need to fund frivolous claims.

●      Documents and records the provision of care, administration of drugs, nursing visits, housekeeping service, dietary delivery and patient movements.
●      Provides enhanced patient safety.
●      Provides a record of “Best Practice.”1

NurseView® is an effective remote monitoring tool designed to create a more effective and efficient hospital environment.  It provides the nursing staff the ability to (i) continually monitor multiple patients at once, (ii) see what is happening in each patient’s room, and (iii) view recorded observations should documentation become necessary.

NurseView®:

●      Provides a continual observation and monitoring system for nurses.
●      Provides a room security system.
●      Provides a documentation system of patient care.
●      Provides constant visual contact and reduces unnecessary trips to a patient’s room.
●      Uses infrared cameras to allow night viewing without disturbing the patient.
●      Provides the patient and their family with comfort by knowing that a trained medical professional is always watching.
●      Provides remote monitoring features that enhance patient care by:
●      Alerting nurses to patient movement thereby protecting an unsecured patient.
●      Giving nurses visual confirmation that bed rails are in their proper position.
●	Creating a team nursing concept – one nurse stays at the nursing station to monitor rooms while another provides a rapid response to a patient’s need.

PhysicianView® enables physicians to make E-visits and video rounds from any personal computer or personal digital assistant (PDA).  PhysicianView® provides more effective use of a physician’s time, improves quality and timeliness of patient care, and provides physicians with a reimbursable event.  The CareView System™ accommodates this type of two-way communication between physician and patient, providing the physician with a “paid office visit” even when treating the patient from a remote location.

PhysicianView®:

●      Allows physicians to make video rounds remotely from any computer or PDA.
●      Promotes immediate access to patients when they need it most.
●      Improves the quality and timeliness of patient care.
●      Provides physicians with the capability to leave notes for the patient’s family.
●      Increases physician-to-patient communication.
●      Provides doctors with a reimbursable event.

Virtual Bed Rails™ is a fall prediction system that monitors a patient’s activity while in bed and provides healthcare facilities with a management tool to review all patient falls, averted falls and response time to falls, and establishes a review tool to improve the hospital’s performance regarding risk of falls

1  “Best Practice” is a technique, method, process, activity, incentive, or reward that is believed to be more effective at delivering a particular outcome than any other technique, method, process, etc. when applied to a particular condition or circumstance. The idea is that with proper processes, checks, and testing, a desired outcome can be delivered with fewer problems and unforeseen complications. Best practices can also be defined as the most efficient (least amount of effort) and effective (best results) way of accomplishing a task, based on repeatable procedures that have proven themselves over time for large numbers of people.

Once Virtual Bed Rails™ are engaged for a patient at high risk for a fall, the CareView System™ automatically identifies the particular patient/room within the system and creates an archive that specific patients have been so protected.  Should a protected patient fall, the hospital can easily identify these flagged patients and quickly review the incident to determine why the fall occurred.  Each facility can manage falls by reviewing the files of all or selected high risk patients that are being protected by Virtual Bed Rails™.

This user-friendly fall prevention program alerts nurses to patient movement and the need for quick intervention, and provides a real-time video image of the patient.  If the patient breaches the virtual bed rails, a fall alert is immediately transmitted to the healthcare professional at the nurse’s station. Virtual Bed Rails™ are actually ‘virtual’; no special sensors or additional equipment is required in the room and the bed rails are completely invisible to everyone except the person monitoring the patient.  Any defined movement that crosses over the virtual bed rail triggers an on-screen alarm to alert the nursing staff of the breach.

Virtual Bed Rails™:

●      Alerts nursing staff of potential patient falls.
●      Creates an opportunity for immediate intervention to prevent a fall.
●      Improves safety of patients and saves lives.

Shared Revenue Package

Healthcare facilities are striving to create a positive experience for patients while they are confined to bed.   A patient’s stay can become more enjoyable through NetView®, MovieView®, and PatientView®, which offers entertainment and a connection to others.

The Shared Revenue Package usually includes PatientView®, NetView®, and MovieView®, and BabyView®.

PatientView® is a unique and innovative service that can be enjoyed by patients, friends and family.  This HIPPA-compliant feature allows a patient’s family and friends to remotely monitor the hospital stay and visit via live video and audio feed. It also provides a message board that can be used as a family communication network during the patient’s stay to provide HIPPA-compliant updates on the patient’s condition.

PatientView®:

●      Enhances satisfaction of patients, families and friends.
●      Allows family and friends to monitor the patient’s recovery from any computer.
●      Provides a message board with updated patient condition.
●      Increases safety and security.
●      Provides peace of mind for the patient and family.

NetView® and MovieView® provide patients and visitors the ability to stay informed, keep in touch and be entertained using a wireless keyboard and the television in the patient’s room.  It enables the delivery of patient-specific education, content and digital entertainment products, services and advertising. Each healthcare facility has the ability to fully customize the look and feel of the TV screen for individual branding.

NetView®:

●      Enables Internet access in the patient’s room without the need of a personal laptop computer.
●      Provides a high-speed Internet connection to browse favorite Internet sites.
●      Allows patients to check E-mail and stay in touch with friends and families and with business and personal interests.

MovieView®:

●      Provides a state-of-the-art entertainment system with a wide variety of programming.
●      Allows patients to view first run movies and a variety of programming on demand in the comfort of their hospital room.

BabyView® provides a live, continual feed from the nursery or Neo-Natal Intensive Care (NICU) to allow a mother to view her newborn from her hospital room.

Connectivity Package

Once available, the Connectivity Package is anticipated to include EquipmentView™, FacilityView®, RFID Tracking (“Radio Frequency Identification Tracking”), and Wi-Fi.

EquipmentView™ will enable CareView’s RCP to wirelessly communicate with equipment, appliances and devices in the patient’s room and with other Company applications and healthcare information systems using Bluetooth, 802.11, infrared or RFID technology.  This feature will allow nurses the ability to see all patient readouts and assess all clinical indictors on one screen from the nursing station.  Quick, complete access to this information for multiple patients will greatly improve care and save lives.

FacilityView® will act as the security surveillance system providing access to live video feeds throughout the facility wherever a CareView camera is located (except for patient rooms).  All privacy and access options will be determined and configured by the hospital.

RFID Tracking will enable the CareView System™ to locate the hospital’s assets and/or patients throughout the facility.

The entire hospital will be able to access the Internet wirelessly through a Wi-Fi network in the CareView System™.

Private Hospital Network

The CareView System™ provides healthcare facilities the opportunity to have their own private cable network with no capital investment and the opportunity to develop another profit center.

When the CareView System™ is activated for the patient, they will be shown a greeting message from the hospital’s CEO and a short orientation of the facility through an existing commercial, slide show or movie.  Additional items, such as room service menus, calendar of events, patient/guest guides and even ordering through the gift shop, can be linked through the CareView System™.

The CareView System™ also assists patients as they get ready to leave by providing them valuable information regarding follow-up care and provides feedback to the facility regarding their stay through a Satisfaction Survey.  Patients can be provided discharge instructions (such as diets, E-scripts, and follow-up appointments), and receive a message from hospital management or their personal physician.  The system can also send an e-mail to family and friends announcing the discharge.

Revenue Streams

The CareView System™ is provided and installed in healthcare facilities at no charge to the facility after which the Company generates revenue from subscriptions to its services. CareView works with each hospital on pricing, which in the opinion of CareView and the hospital, would offer an affordable package based on the demographics of the hospital’s patients or which offers the hospital a product that is more competitive than other hospitals. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include any premium services to its patient at no charge to the patient. Typically, the Company offers the Primary Package (including SecureView®, NurseView®, PhysicianView®, Virtual Bed Rail™ and education programming) for a price of $69.95 per installed room/per month to be paid by the hospital. The Shared Revenue Package (PatientView®, MovieView®, BabyView® and NetView®) is generally offered to the patient at a price of $9.95 per 24-hour period. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay.  Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. The Company has not yet established pricing for the Connectivity Package, but anticipates that fees for this service will be negotiated as an add-on to the Primary Package.

Products in Development

The Company has several product offerings in development including:

●
A third generation Room Control Platform (the “Generation 3 RCP”):  The Generation 3 RCP will incorporate a much higher percentage of proprietary design.  The present RCP uses several third party modules which develops a level of dependence on these third party modules and their suppliers.  The Generation 3 RCP will incorporate a Compress design to eliminate the variances which can be introduced by third party suppliers.  The Generation 3 RCP will have a 7-year parts life guarantee by all of the major component manufacturers to ensure consistency in manufacturing for at least that 7-year period.  In addition, the Generation 3 RCP will be physically smaller in size which will reduce the cost of the unit.  The Generation 3 RCP is tentatively scheduled for production in the third quarter of 2011.

●
Ulcer Management Module:  The ulcer management software is presently in beta testing trials and the Company anticipates a commercial roll out in the second half of 2011.   This module uses proprietary and patent pending techniques to detect if a patient has moved sufficiently as to relieve pressure areas susceptible to decubitus ulcers.  The module works in concert with our Virtual Bed Rails™ system to alert healthcare employees of the need to turn a patient in a timely manner.  The algorithms used detect the motion of a patient even while covered with bed linens. The system remains silent if the patient has moved enough to comply with the maximum times established by the industry to prevent bed sores.  In the event the patient has not moved to a sufficient degree, the system will alarm the healthcare professional to turn the patient. Additionally, the module will document the procedure through both the data base and video recordings.

●
Patient Activity Board:  The Patient Activity Board is a large screen flat panel monitor mounted in areas of the hospital where white boards are currently used. A great deal of manpower is needed to update these white boards on each floor.  As currently installed CareView Systems™ are networked over the hospital’s coaxial cable, the Patient Activity Board is easily deployable at significantly reduced costs to running new cabling to the monitors.  The Patient Activity Board is ready for immediate deployment.

●
Device for Chinese Medical Industry to monitor vital signs:  In cooperation with Weigao Holding on a Chinese joint venture, CareView has begun development on a module to monitor and record patients’ blood pressure, pulse, ECG and heart rate.  This device will interface with the CareView System™ to deliver this information to a nursing station and will alert nurses in the event a patient’s vitals fall outside of a given set of parameters. This device is being developed specifically for the Chinese market due to high ratio of patients to nurses.  We anticipate that this device will be ready for delivery by the end of the third quarter of 2011.

●
RFID:  Presently CareView has been testing several RFID products from various manufacturers to be used in connection with the CareView System™.  It is CareView’s intent to offer its customers a third party RFID solution tied to the CareView System™.  As the infrastructure of the CareView System™ will already be in place at each hospital, this approach will allow CareView to provide the service at a greatly reduced price to the hospital versus the hospital contracting directly with other firms in the RFID business.  This RFID product is scheduled for an in-hospital beta test in the first half of 2011.

Hospital Agreements

The Company offers its products and services for the CareView System™ through a subscription-based and/or shared revenue-pricing agreement with the medical facility (the “Hospital Agreement”). During the term of the Hospital Agreement, the Company provides continuous monitoring of the CareView System™ and maintains and services all CareView System™ equipment.  Terms of each Hospital Agreement requires the hospital to pay CareView a monthly subscription fee based on the number of installed rooms for the Primary Package (which includes SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails™, and patient education) provided at a current price of $69.95 per bed per room. Terms also provide for CareView to collect the revenue from its Shared Revenue Package (which includes PatientView®, NetView®, MovieView® and BabyView®) currently priced at $9.95 for each 24-hour period and is split on a contracted basis between the Company and each hospital. Unless a separate agreement to the contrary is negotiated between CareView and the hospital, all shared revenue is collected from the patient or someone connected to the patient by CareView online through a credit card or PayPal transaction.  CareView then remits the portion due to the hospital on a monthly basis. None of the services provided through the Primary Package or the Shared Revenue Package are paid by any third party provider including insurance companies, Medicare or Medicaid.

CareView’s Hospital Agreements are usually for a five (5) year period with a provision for automatic renewal on its anniversary date for each successive year unless CareView receives written notice of termination from the medical facility within thirty (30) days prior to the anniversary date.  CareView owns all right, title, and interest in and to the CareView equipment installed at each location and agrees to maintain and repair all equipment, although CareView may charge for repairs or replacements due to damage or misuse. CareView is not responsible for maintaining data arising from use of the CareView System™ or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers.  CareView maintains the right to insert two (2) channels onto the medical facilities’ network to support education and marketing of the CareView System™ and will have the right to transmit data to further the education and marketing features of the CareView System™.  Subject to other terms of the Hospital Agreement, CareView grants each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System™ to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System™ in real time.  Such non-exclusive license expires upon termination of the Hospital Agreement. (See form of Products and Services Agreement (a/k/a Hospital Agreement), Exhibit 10.01, which exhibit is incorporated herein by reference.)

The Company’s current Hospital Agreements cover eleven (11) hospitals with an aggregate of approximately 3,250 beds of which 1,500 beds have already been installed.  In addition, the terms of the recently signed Master Agreement with HMA calls for a Hospital Agreement to be executed with each of HMAs approximately 59 hospitals for an aggregate of approximately 8,900 beds.

Availability of Suppliers

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble its equipment and products. The Company does not manufacture or fabricate its own products or systems. The Company relies on sub-suppliers and third party vendors to procure and/or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation of the CareView System™, which the Company supervises. The Company manages all technical, physical and commercial aspects of the performance of its contracts with sub-suppliers and third party vendors. The Company has experienced no difficulties in obtaining fabricated components, materials and parts or in identifying qualified subcontractors for installation work.

Sales, Marketing and Customer Service

The Company does not consider its business to be seasonal.  The Company generates sale leads through a variety of means including direct one-to-one marketing, E-campaigns, customer and industry referrals, strategic partnerships, and trade shows and events.  The Company’s sales team consists of highly trained sales professionals with many years of experience in the hospital and nursing home markets.  The Company’s selling methodology focuses on the following factors:

●       significant and tangible cost savings,
●       reducing Never Events2,
●       improved documentation, quality and timeliness of patient care,
●       enhanced safety and security,
●       support for new technologies,
●       business growth,
●       return on investment (ROI),  and
●       enhanced patient satisfaction.

Our initial focus is to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas.  Our sales staff approaches decision makers for hospitals and nursing homes to present and demonstrate the CareView product line.  We believe that our sales staff will monitor our current existing relationships and develop new ones through referral, prospecting and networking. We provide our sales staff with prospective targets and set quarterly goals.

2The term “Never Event” was first introduced in 2001 by Ken Kizer, MD, former CEO of the National Quality Forum (NQF), in reference to particularly shocking medical errors (such as wrong-site surgery) that should never occur. Over time, the list has been expanded to signify adverse events that are unambiguous (clearly identifiable and measurable), serious (resulting in death or significant disability), and usually preventable. The NQF initially defined 27 such events in 2002 and revised and expanded the list in 2006. The list is grouped into six event categories: surgical, product or device, patient protection, care management, environmental, and criminal.

We will support both direct and indirect channel sales with a comprehensive range of product marketing, pre-sales and marketing communications services.  These services are provided by a mix of internal staff and outsourced creative, media and consulting firms.  Specific responsibilities include:

●       providing a low cost entry, revenue sharing strategy to ultimately position CareView as a profit center for our clients;
●       providing sales ROI analysis tools, training, materials, product demonstrations and account specific support;
●       effectively promoting the CareView System™ through our corporate website, product collateral, articles and white papers;
●       participating in trade shows, keynote speaking engagements, key analyst events, user groups and partner events; and
●       leveraging the vast industry contacts of our Chairman, the Honorable Tommy G. Thompson.

In addition to favorable economics and enhanced patient care, safety and satisfaction, the Company also competes on the basis of quality of services provided.  Management believes that the shared revenue opportunity will (i) prompt each healthcare facility to promote patients’ use of NetView®, MovieView®, and PatientView®, and (ii) encourage the hospital to expand its use of pre-procedure and condition videos, welcome videos, surveys, and E-scripting and E-Scheduling services.

The Company insures high levels of customer service by focusing efforts to provide both automated and personal assistance for every issue the customer may encounter when using the CareView System™.

Intellectual Property

On December 12, 2003, Steven G. Johnson, who currently serves as the Company’s President and Chief Operating Officer, filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States.  On May 6, 2008, the Company recorded an assignment of the patent rights to CareView.  On January 13, 2009, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent Number 7,477,285 to CareView on the invention.

On August 16, 2007, the Company entered into a Purchase Agreement with Cole Investment Hospital Group, LLC (“Cole”) wherein the Company purchased all the rights to the intellectual properties that Cole had previously acquired from Cadco Surveillance Networks, LLC in exchange for a contract payable of $700,000, which sum was subsequently repaid in full with cash and stock. The intellectual properties purchased include, but are not limited to trade secrets, know-how, and information relating to the technology, customers, suppliers, business plans, promotional and marketing rights and activities, and software technology as it relates to and can be applied to the medical and healthcare business of the Company.  CareView was also granted all rights to any future developed technology or improvements at no additional charge.  (See Purchase Agreement between CareView-TX and Cole Investment Hospital Group, LLC, Exhibit 10.03, which exhibit is incorporated herein by reference.)

On May 6, 2008, the Company filed for patent protection on a System and Method for Predicting Patient Falls in the U.S. (U.S. patent application ser. No.: 12/151,452).  The patent application is currently pending in the USPTO.

On December 2, 2008, the Company filed for patent protection on a System and Method for Documenting Patient Procedures in the U.S. (U.S. patent application ser. No.: 12/589,654).  The patent application is currently pending in the USPTO.

On July 29, 2010, the Company filed for patent protection on a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. (U.S. patent application ser. No. 12/804,774).  The patent application is currently pending in the USPTO.

The Company has registered the following trademarks in the United States:  NetView® (U.S. Reg. No.: 3640615), MovieView® (U.S. Reg. No.: 3640614), BabyView® (U.S. Reg. No.: 3640613), PatientView® (U.S. Reg. No.: 3640612), FacilityView® (U.S. Reg. No.: 3627893), SecureView® (U.S. Reg. No.: 3627892), NurseView® (U.S. Reg. No.: 3741523), and PhysicianView® (U.S. Reg. No.: 3627891).

Joint Venture with Rockwell Holdings

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”).  The Company will use the funds provided under the joint venture to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities.  Upon completion, it is anticipated that there will be over 900 installations of the CareView System™ in the combined facilities.

Under the terms of the Master Investment Agreement, the Company will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”).

The Master Investment Agreement provides that the Company and Rockwell will establish an entity for each Project Hospital (the “Project LLC”) and that:

(i)    The Company will assign its hospital contracts to the Project LLC,

(ii)   The Company will provide the Project LLC with a limited, non-exclusive, royalty-free license of intellectual property rights to enable the Project LLC to use the intellectual property needed to operate the CareView Systems™ in each Project Hospital,

(iii)  The Company will sell all of the existing CareView Systems™ in the Project Hospitals to the Project LLC,

(iv)  The Company will acquire, install, set-up and then sell and maintain, on behalf of the Project LLC, all equipment and other personal property necessary for the operation of the CareView Systems™ at each Project Hospital, and

(v)   The Project LLC will grant a security interest to Rockwell in all equipment, fixtures, and inventory, among other things, as collateral for payment of the Project Note, as described below.

The structure of the agreement between Rockwell and the Company is in the form of a Project LLC for each of the Project Hospitals.  Both Rockwell and the Company own 50% of each Project LLC.  CareView contributed its intellectual property rights and its hospital contract with each Project Hospital.

Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a Note bearing interest at 10% and 50% attributed to a member’s equity. The Project LLCs have an obligation to pay Rockwell a Preferential Return (the amount of Rockwell’s aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum, compounded annually.  Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 480-10-65 “Distinguishing Liabilities from Equity,” the Company classified this obligation as a mandatory redemption since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC.

Pursuant to ASC 810-10-15, the Company determined that the Project LLCs were within the scope of the variable interest entities (VIE) subsection of the codification.  We determined the LLC to be a VIE based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support.  Based on the guidance under ASC 810-10-15-14, the contribution by Rockwell was determined not to be an equity investment because equity investments are interests that are required to be recorded as equity in the entities financial statements.  The loans are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

Each Project LLC is governed by an Operating Agreement under which the Company and Rockwell are its initial members, each owning 50% of the outstanding ownership units.  Pursuant to Section 301 – Management of the Operating Agreement for each of CareView-Hillcrest and CareView-Saline, the Company is the Manager for each.  The Company, as Manager, has the authority to supervise, manage and control the business affairs and property of the Project LLCs, and to perform any and all acts or activities reasonably customary or incidental to the management of the Project LLCs. The Company also has the authority to sign all agreements, contracts and other instruments and documents that are necessary or appropriate in the ordinary course of the Project LLC’s regular business. In addition, As Manager, the Company has established power over key activities, is responsible for the procurement, installation, set-up and maintenance of the CareView Systems™ installed in the Project LLCs, and is responsible for receiving and distributing revenues from each Project LLC.

Pursuant to ACS 810-10, the Company has a controlling financial interest in the LLC based on the fact that as Manager, CareView has the power to direct the entity’s activities that most significantly impact the entity’s performance and has the obligation to absorb losses and the right to receive benefits of the entity that could potentially be significant to the VIE.  Accordingly, we determined that the Company is the Primary Beneficiary, and have eliminated all intra-company accounts and transactions in consolidation.

Further we evaluated Rockwell’s rights under the agreements, to determine if they had any participating rights that would overcome our requirement of consolidation.  Based on the following, we deemed the rights held by Rockwell to be protective rights which did not override the consolidation presumption.  There is no separate management agreement for the Project LLCs.  The Manager and the duties of the Manager are set forth in Article II of the Operating Agreement for each Project LLC.  The Project LLCs each have two members, the Company and Rockwell.  Each of the Company and Rockwell has one vote for all matters requiring a vote.  The Operating Agreement for each Project LLC names the Company as the Manager and lists its duties.  Notwithstanding the authority granted to the Manager, the following actions may only be taken if approved by the Members:  (i) amendment to the agreement or articles, (ii) issuance of more than the number of authorized units, (iii) discontinuation of the project or dissolution of the LLC, (iv) sale or disposition of substantially all of the Project LLC’s assets, (v) a merger, consolidation or reorganization, (vi) conversion of the LLC to a corporation, (vii) admission of new members, (viii) borrowing of funds other than the Project Loan, (ix) expenditures of more than

$20,000, (x) amendment of contract with project hospitals, (xi) establishing amount of cash flow to be maintained, (xii) amending any agreement between the LLC and the Company, or (xiii) changing disposition of funds pursuant to the escrow agreement.  The Operating Agreement provides that the Company shall serve as Manager until removed or replaced by a vote of the members.  As Rockwell and the Company are the only members of the LLCs, the Company cannot be removed as Manager through a unilateral decision of Rockwell.

Rockwell provided $1,151,205 as the initial funding including $932,745 for the Hillcrest Project Hospital and $218,460 for the Saline Project Hospital, which funding was confirmed in a Funding Agreement entered into between the Company and Rockwell.  The Funding Agreement anticipates future funding as provided for in the Master Investment Agreement upon completion of the Project Hospitals.  An aggregate of $575,603 of the initial funding was credited to Project Notes for Rockwell; $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline.  An aggregate of $575,603 was credited to an investment interest of Rockwell (Rockwell’s Preferential Return); $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline.  The Project Notes to Rockwell and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) per annum.

As additional consideration to Rockwell for providing the funding, the Company has agreed that upon completion of the Project Hospitals it will issue Rockwell a common stock purchase warrant (“Project Warrant”) granting Rockwell one warrant to purchase one share of common stock for each dollar of funding received for the Project Hospitals.  The five-year Project Warrant will have an exercise price of $0.52 per share.  On November 16, 2009, the Company recorded the issuance of 1,151,205 Warrants valued at $1,124,728.  The Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%.  The Project Warrants were analyzed for classification and were included in additional paid in capital on the accompanying consolidated financial statements.  The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  Debt discount of $636,752 will be amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying consolidated financial statements.  As any additional funding is provided, the Company will calculate for any additional Project Warrants due.

Once the full funding has been provided by Rockwell upon completion of the installations at the Project Hospitals, each Project LLC will replace the earlier Project Note with an amended and restated Project Note representing the outstanding balance due under the earlier Project Note plus any additional funding credited to the Project Note, which amended and restated Project Note will earn interest at the rate of ten percent (10%) per annum. Principal payments commence on the earlier to occur of the date that monthly Primary Package fees first become payable by each Project Hospital or six months from the date of the original Project Note; provided, however, that the entire outstanding principal balance and all accrued interest of a Project Note shall be paid in full on or before the third anniversary of the date that payments commenced thereunder.

Based on contractual revenue as of December 31, 2010, the Company estimated the current portion of the each Project Note, and recorded it accordingly.

Pursuant to the LLC Operating Agreements for the Project Hospitals, revenues generated from the sale of the Primary Package (“Primary Package Revenues”) are distributed as follows: (i) one-half toward payment of the Rockwell Note until paid in full, and (ii) one-half toward payment of Rockwell’s Preferential Return until paid in full.  Once the Rockwell Note and Preferential Return have been paid in full, Primary Package Revenues are distributed as follows: (i) first, to the payment and/or reimbursement to the Hospital of the amounts the Hospital is entitled to receive pursuant to the Contract; (ii) second, to the payment to Rockwell of the Legal Fee Reimbursement (as provided for and defined in the Master

Investment Agreement), (iii) third, to the payment of expenses of the Company and debt service on loans; and (iv)fourth, to the maintenance of reserves that are adequate (as determined by the Members) for working capital, property replacement reserves and current or budgeted capital expenditures; and (v) then, to the making of guaranteed payments to Members, including but not limited to the payment of any current or accrued obligations to the Company for its services as provided for in the Project Services Subcontract Agreement (as referred to in the Master Investment Agreement).  Any cash remaining from the Primary Package Revenues after the satisfaction of all of the above provisions shall be distributed to the Company and Rockwell in proportion to the ownership of each.

The Project LLCs have an obligation to pay Rockwell’s Preferential Return.  Pursuant to FASB ASC 480-10-65 “Distinguishing Liabilities from Equity,” the Company classified this obligation as a mandatory redemption since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC.

As Primary Beneficiary, the Company uses consolidation rules to record 100% of the activities from each joint venture, thereafter distributing the revenues on the agreed upon basis to the LLC members.  Revenues earned through the Project Hospitals are generated from monthly charges paid by each hospital for the Primary Package on installed CareView Systems™ and from purchase of entertainment products by patients.  Payments of revenues from each Project Hospital are deposited into an escrow account jointly controlled by the Company and the Project LLC pursuant to the Project Escrow Agreement.  Once deposits into the escrow account are collected by the escrow agent, they are immediately transferred into a separate account in the name of the Project LLC.

The Master Investment Agreement includes provisions under which the Company may elect to purchase, for cash, Rockwell’s entire interest in each Project LLC at a pre-determined price based on annualized net cash flow from the Project Hospital plus the payment of any unpaid Preferential Return (if any) and the estimated amount of any additional distributions that would be payable from the Project LLC to Rockwell during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  In addition, upon the Company’s purchase of Rockwell’s interest in a Project LLC, the Company would have to pay the remaining balance due (if any) under the Project Note and any forgone interest under the Project Note that would have accrued during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  Additionally, there are provisions under which Rockwell may elect, if the Project Note has been paid and Rockwell has received its Preferential Return, to require the Company to purchase its entire interest in each Project LLC based on a pre-determined percentage of the annualized net cash flow of the Project Hospital.  If Rockwell makes that election, the Company may chose to fund the purchase with a five-year promissory note bearing interest at 10% per annum.  Rockwell was granted preferred investor status that provides, in the event that the Company funds similar projects through a different investor with more favorable terms, that Rockwell may elect to amend the terms of its existing project funding to be consistent with those more favorable terms.

Engagement of DLA Piper, LLP

On January 20, 2010, the Company engaged DLA Piper, LLP, a leading global business law firm (“DLA Piper”) to assist in developing and structuring a financial facility up to $50 million which would be secured by the stable revenue stream of CareView’s hospital contracts.  DLA Piper has and will continue to introduce the Company to suitable institutional investors with whom they have existing relationships in the structured finance arena. Although no financing has yet been secured through the introductions of DLA Piper, the Company and DLA Piper are continuing negotiations to that end.

Lease Line of Credit with Fountain Fund 2 LP

On January 28, 2010, the Company entered into a letter of agreement with Fountain Fund 2 LP, managed by Fountain Partners of San Francisco (“Fountain”) for a lease line of credit for up to $5 million (the “Lease Line”).  Under the Lease Line, CareView agreed to lease installed CareView Systems™ from Fountain and repay the draws on the Lease Line over a period of three (3) years.  CareView and Fountain executed a Master Lease covering the installed CareView Systems™ which called for pre-determined monthly rental over a three-year period (the “Base Term”).

An origination fee of one percent (1%) of the lease schedule amount was due upon signing of each lease schedule.  The cost of equipment to Fountain was not to exceed $500,000 per month with each month carrying over to the next month if not used, unless the limit was waived by Fountain.  The draw window was open until December 5, 2010 (“Draw Window”).    CareView agreed to pay Fountain a deposit of two percent (2%) of the unused Lease Line amount and on January 29, 2010 and April 22, 2010, paid $20,000 and $80,000, respectively. Upon execution of the Lease Line, CareView issued a ten-year Common Stock Purchase Warrant (the “Warrant”) to purchase a total of 450,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. In association with the Lease Line, the Company paid Mann Equity, LLC a cash fee of $100,000 and issued a five-year Warrant to purchase 400,000 underlying shares of the Company’s Common Stock at $0.52. The Lease Line expired on December 5, 2010 without being renewed.  (See Master Lease, Exhibit 10.55, Cooperative Agreement with Mann Equity, LLC, Exhibit 10.38, and Addendum to Cooperative Agreement with Mann Equity, LLC, Exhibit 10.58, which exhibits are incorporated herein by reference.)

Joint Venture in China with Weigao Holding Company Limited

On April 13, 2010, the Company entered into a letter of intent (“LOI”) with AFH Holdings and Advisory, LLC, a Nevada limited liability company, Discovery Medical Investments, LLC, a California limited liability company and Mann Equity, LLC, a California limited liability company (deemed together to be the “LLC Parties”).  The purpose of the LOI was to introduce and negotiate a transaction with a target company doing business in The People’s Republic of China, Hong Kong, and Taiwan, which target company was later identified as Weigao Holding Company Limited (“Weigao Holding”). The ultimate transaction would include a joint venture between Weigao Holding and CareView (the “China JV”) wherein CareView would agree to grant Weigao Holding an exclusive license to certain intellectual property, manufacturing rights, and guaranteed services to be provided by the Company relating to the CareView System™.  Under the terms of the LOI, CareView agreed to transfer to the LLC Parties a portion of its ownership in the China JV. (See Letter of Intent [with LLC Parties], Exhibit 10.57, which exhibit is incorporated herein by reference.)

On July 29, 2010, an Amendment Agreement was entered into between the Company and the LLC Parties amending and setting forth the applicable percentage of ownership interest and gross revenue sharing for each of CareView and the LLC Parties in CareView’s interest in the China JV wherein CareView will own 70% of its interest and each of the LLC Parties will own 10% of CareView’s interest in the China JV. (See Amendment Agreement [with LLC Parties], Exhibit 10.60, which exhibit is incorporated herein by reference.)

In connection with the services provided by the LLC Parties as outlined above, on May 26, 2010, the Company signed a letter of intent with Weigao Holding (the “Weigao LOI”) to enter into the proposed joint venture.  Weigao Holding claims to be the leading medical device manufacturer in the People’s Republic of China (“PRC”). Upon the successful execution of definitive documents, Weigao Holding will hold an exclusive license to manufacture and distribute the CareView System™ in the PRC.   Both

CareView and Weigao Holding have identified the major need to improve the level of care in acute care medical facilities in the PRC. Of particular importance is the anticipated use of the EquipmentView® module of the CareView System™ that would allow Weigao Holding to significantly advance the level of care in the more than 8,800 medical facilities it services. The Weigao LOI provided for termination if definitive documents were not executed prior to August 1, 2010.  The Company and Weigao Holding subsequently agreed to extend that date until the later of January 1, 2011 or thirty (30) days after the completion of beta testing of units by Weigao in China.  Currently Weigao is testing twenty (20) units.  (See Letter of Intent with Weigao Holding, Exhibit 10.59, which exhibit is incorporated herein by reference.)

Subscription and Investor Rights Agreement with T2 Consulting, LLC and Tommy G. Thompson

On February 28, 2005, the predecessor of CareView-TX, CareView Communications, LLC, a Texas limited liability company (“CareView LLC”), entered into a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity to be known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”), and Dennis Langley (“Langley”).  Under the Subscription Agreement, T2 purchased a 17% ownership interest in CareView LLC for $1,000 and also received an Adjusted Gross Income Interest entitling T2 to receive 5% of the adjusted gross income of CareView LLC (the “5% AGII”).  The 5% AGII was considered senior to any other priority or preference of any kind and at no time could be diluted.   The 5% AGII included 5% of (i) all revenue of any type or nature from whatever source received by CareView LLC and its subsidiaries; less (ii) pre-tax, non-debt service, payments to non-affiliates or employees of the company, cost of goods sold (and not general and administrative expenses).

Under the Subscription Agreement, Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms.  In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC.  As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated.  In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement.  Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital.  Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment would be retroactively applied from March 1, 2005 until the date of the fulfillment of the subsequent condition even though Thompson and T2 might not have provided services under the Subscription Agreement during that time.  If Thompson’s services as Chairman were terminated by CareView LLC, T2 would be paid a lump sum on the end date of the service period equal to two year’s worth of the Annual Base Payment in effect at the time of termination. (See Subscription and Investor Rights Agreement, Exhibit 10.00, which exhibit is incorporated herein by reference.)

CareView LLC converted to a Texas corporation (“CareView-TX”) and the Subscription Agreement was assigned and assumed by CareView-TX under the terms of the Assignment and Assumption Agreement and Consent (“Assumption Agreement”) dated October 29, 2007 between T2, Thompson, and CareView-TX.  In addition, the Assumption Agreement provided that the Article IV Payments were assigned to and assumed by Thompson personally.  Subsequently, Thompson waived the accrual and any past or future obligations of CareView-TX to pay the Article IV Payments.  (See Assignment and Assumption Agreement and Consent, Exhibit 10.08 and Letter of Waiver from Tommy G. Thompson, Exhibit 10.63, which exhibits are incorporated herein by reference.)

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Company’s Board of Directors believes the Agreement is in the best interest of all of the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.  (See Revocation and Substitution Agreement, Exhibit 10.64 (which incorporates the form of Warrant), which exhibit is incorporated herein by reference.)

As additional consideration for the revocation of the Subscription Agreement with CareView-TX, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement.  In connection with the income interest, the Company executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley dated August 20, 2010.    The Agreement Regarding Gross Income Interest does not have a termination date; however it does provide that the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, for the Purchase Price and that Thompson, Murphy and Langley each have the right to require that their respective Gross Income Interest be purchased by the Company any time from September 1, 2011 until December 31, 2015, for the Purchase Price.  Purchase Price means, absent an agreement between Thompson, Murphy or Langley and the Company to the contrary, at CareView’s election, either: i) a monetary amount equal to the aggregated Gross Income Interest received by either of Thompson, Murphy or Langley in the twelve (12) month period immediately prior to the sale, transfer or exchange, or ii) the payment of the monetary amount as determined in i) above in shares of CareView’s Common Stock at Fair Market Value. The Company has made a determination that the fair market value of the GII Owner’s Put is equal to the 1.5% earned each month for the twelve (12) month period preceding September 1, 2011, the first date at which the GII Owner’s Put can be exercised.  Accordingly, as of December 31, 2010, based on actual revenue for the months of September through December 2010 and estimated revenue for the months of January through August 2011, the Company recorded a liability for the GII Owner’s Put of $29,511 (the estimated fair market value of the GII Owner’s Put).  This liability will be analyzed and updated quarterly, based on actual revenues.  In an additional term in the Gross Income Interest agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.  (See Agreement Regarding Gross Income Interests with Tommy G. Thompson, Exhibit 10.65, Agreement Regarding Gross Income Interests with Gerald L. Murphy, Exhibit 10.66, and Agreement Regarding Gross Income Interests with Dennis M. Langley, Exhibit 10.66, which exhibits are incorporated herein by reference.)

Distribution and Regional Support

On January 9, 2010, the Company entered into an exclusive, three-year Distribution Agreement (the “Agreement”) with Foundation Medical, LLC (“Foundation Medical”) to distribute the CareView System™ on the east coast of the United States.   Foundation Medical will also serve as CareView’s east coast representative for servicing of all CareView Systems™ installed in that region.  The territory covered under the Agreement includes the states of Maine, Vermont, New Hampshire, Connecticut, Massachusetts, New York, Pennsylvania, New Jersey, the District of Columbia, Rhode Island, Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, Alabama, Georgia and Florida.  The Agreement is automatically renewable for additional periods of one (1) year unless written notice not to renew is delivered between the parties thirty (30) days prior to the automatic renewal. Commissions paid to Foundation Medical range from two to six percent (2% to 6%) on three-year hospital contracts and from three to ten percent (3% to 10%) on five-year hospital contracts.  (See Distribution Agreement, Exhibit 10.56, which exhibit is incorporated herein by reference.)

Installation and Technical Support

The Company provides installation and technical support for its customers through third-party providers across the United States on a per-job basis.

Manufacturers of Room Control Platforms

In September 2010, the Company chose Ricoh Electronics, Inc. (“Ricoh”) to be its U.S. based manufacturer.  Ricoh is one of over 272 domestic and overseas entities that comprise Ricoh Company, Ltd., a $21 billion global corporation and a leading supplier of advanced office automation equipment.  Ricoh will become the Company’s primary manufacturer for the CareView System™ Room Control Platform which it will produce in its Orange County, California plant.  Delivery of an initial 3,000 units is expected in the first quarter 2011.  Upon successful completion of this initial order, the Company anticipates that it will contract with Ricoh for additional units.  In addition to this new arrangement with Ricoh, CareView plans to maintain its relationship with its current contract manufacturer in Thailand for which it recently received 2,000 units.

Competition

Medical communications technology companies who provide concise and timely medical information to healthcare facilities and their staffs are embarking on a relatively new frontier.  Therefore, our competition may initially be light. We believe our CareView System™ is the only comprehensive product of its type currently available to the healthcare industry; however, other companies may offer products that potential customers may consider an acceptable alternative to our products and services.  Some of these competitors may be larger and have greater financial resources than CareView.  We compete with them based on price, engineering and technological expertise, knowledge and the quality of our products, systems and services. Additionally, the Company’s management believes that the successful performance of the Company’s installed products and systems is a key factor in retaining current business and gaining new business, as customers typically prefer to make significant purchases from a company with a solid performance history.

Various companies offer applications that may be similar to some of our product offerings, including, but not limited, to LodgeNetRX (owned by MDM Commercial Healthcare), SkyLight (owned by Skylight Healthcare Systems), eICU (owned by Royal Philips Electronics) and Stryker Video Network Hub.

LodgeNetRX, Skylight, and The GetWellNetwork provide interactive television. Skylight provides interactive patient systems. TeleHealth provides access to movies and Internet connectivity.

The clinical systems offered by our competitors do not appear to offer a video monitoring and observation option as provided by our system.

The Company is presently unable to predict what competitive impact any regulatory development and advances in technology will have on our future business and results of operations. We believe our success depends upon our ability to maintain and enhance the performance, content and reliability of our products in response to the evolving demands of the industry and any competitive products that may emerge. We cannot give assurances that we will be able to do so successfully or that any enhancements or new products that we introduce will gain acceptance in the marketplace.  If we are not successful or if our products are not accepted, we could lose potential customers to our competitors.

Domain Names

The Company’s maintains a website at www.care-view.com.

Major Customers

The Company currently derives all of its revenues from hospitals. For the year ended December 31, 2010, two hospitals accounted for approximately 56% and 20% of the Company’s revenues.  No other hospital accounted for 10% or more of the Company’s revenues.  For the year ended December 31, 2009, the same two hospitals accounted for 38% and 61% of the Company’s revenues, respectively.

Research and Development Activities

The Company’s costs of research and development activities for years ended December 31, 2010 and 2009 totaled approximately $698,000 and $540,000 respectively.  None of the cost of such activities was borne directly by the Company’s customers.

Governmental Approval

Neither the Company nor its products are subject to government approval.  Although the parameters of our CareView System™ complies with HIPPA as far as its use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPPA regulations.  The Company does not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession.  The Company is unaware of any probable government regulations that may affect its business in the future. Additionally, the CMS does not pay or reimburse any party for use of the Company’s products and services.

Environmental Laws

The Company and its products are not affected by any federal, state, or local environmental laws; therefore, the Company has reserved no funds for compliance purposes.

Employees

As of the filing date of this Report, the Company employed twenty-five (25) persons on a full-time basis, three (3) of whom are executive officers. None of the Company’s employees are covered by collective bargaining agreements and the Company has never experienced a major work stoppage, strike or dispute.  The Company considers its relationship with its employees to be outstanding.

Reporting Status

Our Registration Statement on Form 10 became effective on October 22, 2010.  As such, we are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

You may read and copy this Annual Report on Form 10-K and any future materials we file with the Commission at the SEC’s Public Reference Room located at 100 F Street NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0300. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.  You may obtain further information about our Company on our website at http://www.care-view.com.

ITEM 1A.                   RISK FACTORS.

CareView is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.                      PROPERTIES.

On September 8, 2009, the Company entered into a 63-month Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX  75067.  On June 29, 2010, the Company and the landlord entered into a First Amendment to Commercial Lease Agreement (“First Amendment”).  The terms of the First Amendment provide (i) for the Company to lease an additional 6,032 square feet of space for an approximate total of 16,610 square feet of leased space, (ii) an extension of the Lease to a term of 68 months with a termination date of June 30, 2015, and (iii) an increase in the security deposit of approximately $8,500. Under the First Amendment, the landlord agreed to provide a tenant improvement allowance not to exceed $175,000 to be used toward the payment of construction costs.  The improvements were completed in January 2011.  The Lease contains renewal provisions under which the Company may renew the Lease for an additional three year period under the same terms and conditions.  The base lease rate for the expanded facility is $13,526 per month from July1, 2010 through October 31, 2011, $13,652 from November 1, 2011 through April 30, 2013, and $14,219 from May 1, 2013 to June 30, 2015.   The Company’s management believes that the leased premises are suitable and adequate to meet its needs. (See Commercial Lease Agreement, Exhibit 10.43 and First Amendment to Commercial Lease Agreement, Exhibit 10.62, which exhibits are incorporated herein by reference.)

ITEM 3.                      LEGAL PROCEEDINGS.

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  The Company has engaged legal counsel on its behalf and on behalf of the other Defendants to defend the lawsuit and to file a third party claim against the beneficiary.  Counsel and Company’s management do not believe that there are any meritorious claims against the Company or that this case will have any negative or material impact on the Company or its management; however, the lawsuit is in its early stages and no range of possible loss is able to be determined as of this filing.

ITEM 4.                      [Removed and Reserved.].

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           Our Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “CRVW.”  The following table shows the price range of our Common Stock for each quarter ended during the last two fiscal years and the first quarter ended March 31, 2011.  The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2011
First Quarter	$1.97	$1.45

Fiscal Year 2010
Fourth Quarter	$1.67	$1.26
Third Quarter	$2.18	$1.60
Second Quarter	$2.43	$1.30
First Quarter	$1.25	$0.75

Fiscal Year 2009
Fourth Quarter	$1.40	$1.00
Third Quarter	$1.90	$0.99
Second Quarter	$1.90	$0.90
First Quarter	$1.70	$0.70

Holders

Records of our stock transfer agent indicate that as of April 15, 2011, we had approximately 170 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  We estimate that there are approximately 1,148 beneficial shareholders who hold their shares in street name.  As of December 31, 2010 and currently, the Company had 127,540,215 and 129,583,045 shares of Common Stock issued and outstanding respectively.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Effective April 1, 2005, CareView-TX established a non-qualified stock option plan (the “2005 Plan”) pursuant to which 238,625 shares of Common Stock were reserved for issuance upon the exercise of options.  The 2005 Plan was designed to serve as an incentive for retaining qualified and competent key employees and officers, and the director of the Company.  Under the 2005 Plan, CareView-TX issued 31,818 options to an individual in June 2005 and aggregate of 92,886 options to eight individuals in 2007.

Effective December 3, 2007, the Company established the CareView Communications, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) pursuant to which 8,000,000 shares of Common Stock was reserved for issuance upon the exercise of options. In conjunction with the creation of the 2007 Plan, the 2005 Plan was cancelled, all outstanding options under the 2005 Plan were cancelled, and replacement options were granted under the 2007 Plan on a one for 64.2036 basis.  Pursuant to the terms of the 2005 Plan, all outstanding options were vested immediately as a result of the change in control experienced pursuant to the CareView Acquisition Agreement. The 2007 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company.  Under the 2007 Plan, the Company issued non-qualified stock options for the purchase of 7,990,000 underlying shares of the Company’s Common Stock and closed the 2007 Plan. (See CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.09 and form of Non-Qualified Stock Option, Exhibit 10.10, which exhibits are incorporated herein by reference.)

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options.  The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company.  Under the 2009 Plan, the Company issued options to date for an aggregate of 2,453,056 underlying shares of the Company’s Common Stock. (See CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, which exhibit is incorporated herein by reference.)

The 2007 Plan and 2009 Plan are administered by the Compensation Committee of our Board of Directors, which shall determine: (i) the persons to be granted stock options under the Plan; (ii) the number of shares subject to each option and the exercise price of each option; (iii) whether the stock option will be exercisable at any time during the option period of ten (10) years or whether it shall be exercisable in installments or by vesting only.

As of December 31, 2010, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by the Company’s shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	0	0	0
Equity compensation plan approved by security holders: 2007 Plan	7,797,389	$0.43	0
Equity compensation plan approved by security holders: 2009 Plan	2,453,056	$0.66	7,546,944
Total	10,250,445	$0.50	7,546,944

Recent Sales of Unregistered Securities

As of December 31, 2010 and for the previous three-year period, the Company issued the following unregistered securities.

Debt Securities and Shares Issued upon Conversion

On September 15, 2006, CareView-TX issued Promissory Notes (“Notes”) to each member of its Board of Directors, either directly or through entities controlled by them, for loans to CareView-TX in the aggregate of $1,076,416.  The interest rate on the Notes was ten percent (10%) per annum payable on the maturity date of September 15, 2008.  The Notes were assumed by the Company pursuant to the CareView Acquisition Agreement.  On September 29, 2008, the Company converted the Notes in the aggregate of $1,350,496 in principal and accrued interest through August 31, 2008 and approved the issuance of an aggregate of 2,597,109 shares of the Company’s Common Stock at a conversion rate of $0.52.  Also on September 29, 2008, the Company approved the issuance of 576,923 shares of the Company’s Common Stock to an entity upon the conversion of a contract payable for $300,000 at a conversion rate of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See form of Promissory Note, Exhibit 10.02 and Purchase Agreement with Cole Investment Hospital Group, Exhibit 10.03, which exhibits are incorporated herein by reference.)

On October 17, 2007, the Company issued Subordinated Convertible Notes (the “Notes”) to an entity and an individual in the aggregate of $1,000,000 with due dates of September 30, 2010.  The Notes accrued interest at the rate of ten percent (10%) per annum, payable at maturity, and were convertible into shares of the Company’s Common Stock at a fixed conversion price of $0.51835 per share.  As of June 1, 2009, the principal and interest under the Notes in the aggregated amount of $1,168,084 was converted into an aggregate of 2,253,464 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See form of Subordinated Convertible Note, Exhibit 10.07, which exhibit is incorporated herein by reference.)

On October 2, 2008 and December 22, 2008, the Company issued six percent (6%) Promissory Notes (“Notes”) with an accompanying Common Stock Purchase Warrant (“Warrant”) for bridge loans in the aggregate of $1,500,000.  In connection therewith, the Company issued Warrants to the noteholders to purchase an aggregate of 1,975,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. On May 29, 2009, the Company and the noteholders entered into an Amendment Agreement which extended the maturity date of the Notes to January 15, 2010 in exchange for the issuance of additional Warrants to the noteholders on a pro-rata basis for the purchase of an aggregate of 3,375,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  On August 25, 2009, the Company and one of the noteholders entered into an Amendment Agreement under which the noteholder loaned the Company an additional $26,000 (the “Additional Note”) in exchange for a Warrant to purchase 58,500 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  On January 14, 2010, the Company and the noteholders entered into another agreement whereby the maturity date was further extended to June 15, 2010 (the “Extension Agreement”) in exchange for the issuance for a Warrant to be issued to the noteholders on a pro-rata basis for the purchase of an aggregate of 33,333 underlying shares per day from January 15, 2010 until the Notes were paid in full (the “Extension Warrants”).  As of March 31, 2010, the Company converted the principal of the Notes and the Additional Note, including the accrued but unpaid interest, into an aggregate of 3,109,487 shares of the Company’s Common Stock at a conversion price of $0.52 per share. The Company also issued Extension Warrants for the purchase of an aggregate of 2,499,975 underlying shares of the Company’s Common Stock.  None of the Warrants or Extension Warrants have been exercised. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See form of 6% Promissory Note, Exhibit 10.25, form of Common Stock Purchase Warrant, Exhibit 10.26, Amendment Agreement with Noteholders of 6% Promissory Notes, Exhibit 10.33, Amendment Agreement, Exhibit 10.39, and Extension Agreement with Noteholders of Bridge Loans, Exhibit 10.54, which exhibits are incorporated herein by reference.)

On April 28, 2009 and June 3, 2009, the Company issued promissory notes for $83,334 and $30,000 respectively (the “Notes”) to David Webb, a director of the Company at the time of issuance. The Notes accrued interest at the rate of twelve percent (12%).  As of March 31, 2010, the principal and interest under the Notes in the aggregate of $125,373 was converted into an aggregate of 241,104 shares of the Company’s Common Stock at a price of $0.52 per share. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See Note to David Webb for $83,334, Exhibit 10.29 and Note to David Webb for $30,000, Exhibit 10.35, which exhibits are incorporated herein by reference.)

On April 28, 2009, the Company issued a promissory note for $83,333 (the “Note”) to Allen Wheeler, a director of the Company.  The Note accrued interest at the rate of twelve percent (12%).  As of March 31, 2010, the principal and interest under the Note of $92,566 was converted into 178,013 shares of the Company’s Common Stock at a price of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See Note to Allen Wheeler for $83,333, Exhibit 10.30, which exhibit is incorporated herein by reference.)

On June 16, 2009, the Company issued a promissory note for $20,000 (the “Note”) to Recap Group, LLC, a limited liability company controlled by David Webb, a director of the Company at the time of issuance.  The Note accrued interest at the rate of twelve percent (12%).  As of March 31, 2010, the principal and interest under the Note of $21,894 was converted into 42,103 shares of the Company’s Common Stock at a price of $0.52 per share. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See Note to Recap Group, LLC for $20,000, Exhibit 10.37, which exhibit is incorporated herein by reference.)

From June 26, 2009 to March 30, 2010, a shareholder of the Company loaned the Company funds under a short-term loan in the aggregate of $190,000 (the “Loan”).  The Loan accrued interest at the rate of twelve percent (12%). As of March 31, 2010, the principal and interest under the Loan of $203,103 was converted into 390,583 shares of the Company’s Common Stock at a price of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

Shares and Warrants Issued for Services Rendered

Listed within this subsection is information regarding shares of the Company’s Common Stock   and Common Stock Purchase Warrants (“Warrants”) issued by the Company for services rendered.  (For further information, see form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibit is incorporated herein by reference.)

On May 20, 2008, the Company entered into a three-month, non-exclusive investment banking services agreement (the “Peak Agreement”) with Peak Securities Corporation (“Peak”).  Peak was introduced to the Company through Develo Financial Group, LLC, an Arizona limited liability company (“Develo”), with whom the Company was planning to conduct its upcoming June 2008 Offering (as more fully described below in Shares Sold in Offerings at page 33 herein).  Under terms of the Peak Agreement, Peak was to receive a cash fee of ten percent (10%) of the dollar amount of any equity funding obtained for the Company in addition to a Warrant equal to eight percent (8%) of the funding.  In connection with the June 2008 Offering, the Company paid Peak a non-refundable retainer of $5,000 and an aggregate of approximately $102,000 in commissions, escrow fees and placement fees. Peak failed to fully perform under the Peak Agreement and upon the mutual agreement of Peak, Develo and the Company, the Company issued Develo a five-year Warrant dated February 17, 2009 for 148,000 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share, which Warrant was issued pursuant to the June 2008 Offering and in satisfaction of Warrants due under the Peak Agreement and the October 2008 Develo Agreement (as more fully described in the following paragraph).  (See Investment Banking Services Agreement with Peak Securities, Exhibit 10.15, which exhibit is incorporated herein by reference.)

On October 1, 2008, the Company engaged Develo  to provide investment banking services on a non-exclusive basis for a period of six (6) months, terminating on April 1, 2009 (the “October 2008 Develo Agreement”).  Under the October 2008 Develo Agreement, the Company agreed to pay Develo (i) a cash fee of ten percent (10%) of the total amount of equity capital raised and closed during the term of the agreement, (ii) a cash fee of four percent (4%) of the total debt facility closed during the term of the agreement, (iii) a five-year Warrant to purchase  underlying shares of the Company’s Common Stock equal to eight (8%) of the dollar amount of equity issued, and (iv) an additional Warrant equal to five percent (5%) of the total of equity or financing received from Develo investors for a period of two (2) years from the date of the October 2008 Develo Agreement.  Under the October 2008 Develo Agreement and in connection with the February 2009 Offering (as more fully described below in Shares Sold in Offerings beginning at page 33 herein), Develo and its agents were paid cash fees of $9,200.   As previously mentioned in the above paragraph, in satisfaction of Warrants due under the Peak Agreement and the October 2008 Develo Agreement, the Company issued Develo a five-year Warrant dated February 27, 2009 for 148,000 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share.  (See Letter of Agreement with Develo, Exhibit 10.17, which exhibit is incorporated herein by reference.)

On May 1, 2009, the Company engaged Develo to provide investment banking services on a non-exclusive for a period of seven (7) months, terminating on December 31, 2009 (the “May 2009 Develo Agreement”).  Under the May 2009 Develo Agreement, the Company agreed to pay Develo an equity transaction fee of cash (the “Cash Fee”) based on the amount of equity capital committed and closed during the term of the May 2009 Develo Agreement, of ten percent (10%) of the first $5 million, eight percent (8%) of the next $1 million, seven percent (7%) of the next $1 million, six percent (6%) of the next $1 million, and five percent (5%) of the next $1 million or greater balance.  The May 2009 Develo Agreement also called for a cash fee of four percent (4%) of the total debt facility closed during the term of the May 2009 Develo Agreement.  As additional compensation, the Company agreed to issue Develo a five-year Warrant to purchase underlying shares of the Company’s Common Stock equal to eight (8%) of the dollar amount of equity issued, and an additional Warrant equal to five percent (5%) of the total of equity or financing received from Develo investors for a period of two (2) years from the date of the May 2009 Develo Agreement.  Pursuant to the August 2009 Offering (as more fully described below in Shares Sold in Offerings beginning at page 33 herein), the Develo Consulting Agreement dated September 1, 2009 (as more fully described below) and the May 2009 Develo Agreement, the Company and Develo mutually agreed to the payment of cash fees of $400,637 to Develo and its agents in exchange for Develo’s waiver of the issuance of the Warrant due under the May 2009 Develo Agreement.  (See Letter of Agreement with Develo, Exhibit 10.31, which exhibit is incorporated herein by reference.)

On June 1, 2009, the Company engaged the law firm of Webb & Webb, P.C. on an hourly basis to represent the Company on general business matters and litigation. The retainer was paid through the issuance of 192,308 shares of the Company’s Common Stock at a price of $0.52 issued to O’Huta Management Trust (the “Retainer Shares”).  As services are performed by Webb & Webb, P.C., fifty percent (50%) of the regular charges incurred will be debited first against the retainer with the remaining fees paid in cash.  On June 21, 2010, the Company issued Webb & Webb an additional 100,000 Retainer Shares at a price of $1.00 per share.  There is a balance of $64,707 through December 31, 2010. The Retainer Shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See Webb & Webb Engagement Letter, Exhibit 10.34, which exhibit is incorporated herein by reference.)

On June 25, 2009, the Company issued a Warrant to an individual in exchange for consulting services to the Company. The Warrant to purchase 200,000 underlying shares of the Company’s Common Stock is exercisable for a period of five (5) years from the date of issuance at a price of $0.52 per share and contains provisions for a cashless exercise.  The Warrant has not been exercised.

On July 18, 2009, the Company entered into a Cooperative Agreement (the “Agreement”) with Mann Equity, LLC (“Mann Equity”) providing that each party would cooperate in presenting each other potential sources of investment, venture capital funding, and other forms of business opportunities.  The term of the Agreement is for a period of one (1) year and will continue on a month-to-month basis thereafter until a thirty (30) day written notice to terminate is provided by either party.  The parties are currently working under the month to month arrangement.  Terms of the Agreement called for Mann Equity to be compensated (i) with a cash fee equal to five percent (5%) of the gross proceeds of the financing provided and (ii) a five-year Warrant  to purchase shares of the Company’s Common Stock equal to eight (8%) of the gross funding potential of the financing provided, which Warrant shall have an exercise price per share equal to securities sold in the financing with accompanying unlimited piggyback registration rights, cashless exercise provisions and anti-dilution provisions.  In conjunction with the funding by Fountain Fund 2 LP (the “Fountain Funding”) on February 17, 2010, the Company issued Mann Equity a five-year Warrant for 400,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  On April 15, 2010, the Company entered into an Addendum to the

Cooperative Agreement with Mann Equity (the “Addendum”) relative to certain fees earned by Mann Equity in connection with the Fountain Funding.  Terms of the Addendum included a payment to Mann Equity of $100,000 representing the five percent (5%) that would be due on the minimum required draw on the Fountain Funding.  (See Cooperative Agreement with Mann Equity, LLC, Exhibit 10.38 and Addendum to Cooperative Agreement, Exhibit 10.58, which exhibits are incorporated herein by reference.)

On September 1, 2009, the Company entered into a Consulting Agreement with Develo which initially expired March 1, 2010, but which was extended to May 1, 2010, under which Develo agreed to serve as placement agent for certain private placements for the Company.  Develo was paid a cash commission of one percent (1%) net to Develo, and on December 31, 2009, the Company issued a five-year Warrant to Develo to purchase 500,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  On July 8, 2010, the Company also issued a two-year Warrant to an individual to purchase 39,683 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share for services rendered as an agent of Develo.  None of the Warrants have been exercised.  (See Consulting Agreement, Exhibit 10.40, which exhibit is incorporated herein by reference.)

As of March 31, 2010, the Company owed $56,000 for consulting services, which sum was converted into 107,692 shares of the Company’s Common Stock at a price of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

On April 20, 2010, the Company issued an individual a five-year Warrant to purchase 10,000 underlying shares of the Company’s Common Stock at $0.80 per share.  The Warrant was issued in exchange for financial consulting services rendered and has not been exercised.

On December 17, 2010, the Company entered into a Consulting Agreement with a Gregory Mastroieni for a two-year period (the “Agreement”).  Compensation under the Agreement was provided by the issuance of a five-year Warrant to purchase 350,000 underlying shares of the Company’s Common Stock at $1.25 per share. The Warrant has not been exercised.  (See Consulting Agreement, Exhibit 10.69, and Common Stock Purchase Warrant, Exhibit 10.70, which exhibits are attached hereto and incorporated herein by reference.)

Shares Sold in Offerings

Listed within this subsection is information regarding shares of the Company’s Common Stock sold in private offerings.  (For further information, see form of Stock Purchase Agreement, Exhibit 10.16 and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.)

In March 2008, the Company accepted subscription agreements from three individuals to purchase an aggregate of 578,760 shares of the Company’s Common Stock at $0.51835 per share for an aggregate purchase price of $300,000. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Act.

In June 2008, the Company offered 10,000,000 shares of its Common Stock for sale at $0.52 per share for an aggregated offering of $5,200,000 (the “June 2008 Offering”).  From June 6, 2008 through October 28, 2008, the Company sold an aggregate of 2,373,923 shares for an aggregate purchase price of $1,234,439. The June 2008 Offering was terminated on October 31, 2008.  In connection with the June 2008 Offering, the Company paid Peak a non-refundable retainer of $5,000 and an aggregate of approximately $102,000 in commissions, escrow fees and placement fees. In addition, Develo and the

Company agreed to the issuance to Develo of a five-year Warrant dated February 17, 2009 for 148,000 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share, which Warrant was issued in satisfaction of Warrants due under the Peak Agreement and the October 2008 Develo Agreement.  The Warrant has not been exercised. The June 2008 Offering was made in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.  (See Agreement with Develo Financial Group, LLC, Exhibit 10.17, which exhibit is incorporated herein by reference.)

On October 14, 2008, the Company entered into an investment banking services agreement with William Blair & Company (“Blair”).   Under the agreement, Blair would be paid a placement fee equal to 5.50% of the total consideration received in any private placement it facilitated.  The agreement is still in force although no private placements have yet been facilitated by Blair.  (See Investment Banking Services Agreement with William Blair & Company, Exhibit 10.27, which exhibit is incorporated herein by reference.)

In February 2009, the Company offered 20,000,000 shares of its Common Stock for sale at $0.52 per share for an aggregated offering of $10,400,000 (the “February 2009 Offering”).  From February 1, 2009 to February 28, 2009, the Company sold an aggregate of 176,924 shares for an aggregate purchase price of $92,000.   The February 2009 Offering was terminated on March 1, 2009. Under the October 2008 Develo Agreement and in connection with the February 2009 Offering, Develo and its agents were paid cash fees of $9,200. The February 2009 Offering was made in reliance on exemptions from registration  under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.

In August 2009, the Company offered 10,000,000 shares of its Common Stock for sale at $0.52 per share for an aggregated offering of $5,200,000 (the “August 2009 Offering”). On March 26, 2010, the Company’s Board of Directors approved an increase in the number of shares to be offered in the August 2009 Offering to 15,000,000 shares for aggregate gross proceeds of $7,800,000.  The Company terminated the August 2009 Offering on April 30, 2010 after selling an aggregate of 13,709,658 shares for an aggregated purchase price of approximately $7,129,022.  Pursuant to the August 2009 Offering, the Develo Consulting Agreement, and the May Develo Agreement (as more fully described above), the Company and Develo mutually agreed to the issuance to Develo of a five-year Warrant to purchase 500,000 underlying shares of the Company’s Common Stock at $0.52 per share in exchange for Develo’s waiver of fees due under the Develo Consulting Agreement.  In connection with consulting services rendered in the August 2009 Offering,  the Company issued five-year Warrants for an aggregate of 1,548,998 underlying shares of the Company's Common Stock at an exercise price of $0.55 per share to Cobola Investments, LLC and its assigns on December 31, 2009 and issued a two-year Warrant for 39,683 underlying shares of the Company's Common Stock at $0.52 per share to an agent of Develo on July 8, 2010.  No Warrants have yet been exercised. The August 2009 Offering was made in reliance on exemptions from registration  under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.  (See Consulting Agreement with Develo Financial Group, Exhibit 10.40, which exhibit is incorporated herein by reference.)

On September 9, 2009, the Company entered into a one year placement agent agreement with National Securities Corporation (“National Securities”) to raise capital in the form of debt, equity or equity-linked securities.  Under the agreement, National Securities would receive a cash placement fee equal to seven percent (7%) of the aggregate sales price of all securities sold in the financing, in addition to a five-year Common Stock Purchase Warrant (the “Warrant”) equal to seven percent (7%) of the number of shares sold in the financing.  The Company paid National Securities a non-refundable retainer of $20,000.  National Securities did not provide any financing under the agreement and the agreement terminated on September 8, 2010.  (See Investment Banking Agreement with National Securities Corporation, Exhibit 10.41, which exhibit is incorporated herein by reference.)

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

Common Stock Purchase Warrants Issued

Listed within this subsection is information regarding the Company’s issuance of Common Stock Purchase Warrants (“Warrants”).  (For further information, see form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibit is incorporated herein by reference.)

On December 13, 2007, the Company issued a Warrant to an individual for 4,000,000 underlying shares of the Company’s Common Stock.  The Warrants were exercisable for a period of three (3) years from the date of issuance at a price of $1.0367 per share.  The Warrants were not exercised and expired on the termination date of December 31, 2010.

On December 13, 2007, the Company issued a Warrant to one individual and one entity for an aggregate of 4,253,309 underlying shares of the Company’s Common Stock.  The Warrants were exercisable for a period of three (3) years from the date of issuance at a price of $1.0367 per share.  On April 6, 2010, the Company revised both Warrants to decrease the exercise price to $0.52 per share and to extend the exercise period to December 12, 2017.  Neither of the Warrants has been exercised.

In connection with bridge loans totaling $1,526,000 and amendments thereto, as more fully described herein, the Company issued Warrants to purchase an aggregate of 7,908,475 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share (of which 1,975,000 and 58,500 were issued in conjunction with the loans in 2008 and 2009 respectively, 3,375,000 were issued in conjunction with the first extension in 2009, and the balance of 2,499,975 were issued in conjunction with the second extension in 2010). The five-year Warrants have a cashless exercise provision and an expiration date of between October 2, 2013 and March 31, 2015. None of the Warrants have been exercised.

On September 3, 2009, the Company issued a Warrant to an individual as additional consideration for an equity investment of $500,000.  The Warrant to purchase 100,000 underlying shares of the Company’s Common Stock expires two (2) years from the date of issuance, contains provisions for a cashless exercise, and has an exercise price of $0.52 per share.   The Warrant has not been exercised.

On December 31, 2009, the Company issued a Warrant to each of two individuals to purchase an aggregate of 112,500 underlying shares of the Company’s Common Stock for consulting services rendered.  The five-year Warrants have an exercise price of $0.52 per share.  Neither of the Warrants has been exercised.

On January 1, 2010, the Company issued a Warrant to Foundation Medical, LLC in conjunction with a distribution agreement.  The five-year Warrant to purchase 200,000 underlying shares of the Company’s Common Stock has an exercise price of $0.52 per share.  The Warrant has not been exercised.

(See Distribution Agreement with Foundation Medical, LLC, Exhibit 10.56, which exhibit is incorporated herein by reference.)

On January 28, 2010, the Company entered into an agreement with Fountain Fund 2 LP of Fountain Partners of San Francisco (“Fountain”) for a lease line of credit for up to $5 million (the “Lease Line”). Under the Lease Line, CareView will lease installed CareView Systems™ from Fountain and will repay the draws on the Lease Line over a period of three (3) years.  Upon execution of the Lease Line, the Company issued Fountain a ten-year Warrant to purchase 450,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  In association with services provided in connection with the Lease Line, the Company paid Mann Equity, LLC a cash fee of $100,000 and issued a five-year Warrant to purchase 400,000 underlying shares of the Company’s Common Stock at $0.52.   None of the Warrants have been exercised.  (See Master Lease with Fountain Fund Partners, Exhibit 10.55, which exhibit is incorporated herein by reference.)

On August 20, 2010, pursuant to a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”) and in exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. None of the Warrants have been exercised.  (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability company (“Plato”),  in an amount up to the amount of the Ricoh Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under the Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.   None of the Warrants have been exercised.  (See Promissory Note with Plato & Associates, LLC, Exhibit 10.68, which exhibit is incorporated herein by reference.)

Stock Options and Warrants Issued to Directors, Executive Officers, Committees of the Board and Significant Employees

Listed within this subsection is information regarding the Company’s issuance of Non-Qualified Stock Options (“Options”) and Common Stock Purchase Warrants (“Warrants”) to the Company’s directors, executive officers and significant employees.  (See form of Non-Qualified Stock Option, Exhibit 10.10 and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.)

For a description of the Company’s stock incentive plans, see Securities Authorized for Issuance under Equity Compensation Plans beginning at page 28 herein, CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.09, CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, form of Non-Qualified Stock Option, Exhibit 10.10, and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.

Tommy G. Thompson
Chairman of the Board, Chair of the Compensation Committee

On January 6, 2010, Mr. Thompson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vested immediately upon issuance.  The Option was issued in exchange for the services provided by Mr. Thompson for the year ended December 31, 2009 in his role as Chairman of the Board and as Chair of the Compensation Committee. The Option has not been exercised.

On March 26, 2010, Mr. Thompson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest on December 31, 2010.  The Option was issued in exchange for the services already provided and to be provided by Mr. Thompson for the year ending December 31, 2010 in his role as Chairman of the Board and as Chair of the Compensation Committee.  The Option has not been exercised.

As outlined elsewhere herein, on August 20, 2010, the Company issued Mr. Thompson a five-year Warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Warrants have not been exercised.   (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

Samuel A. Greco
Chief Executive Officer and Director

On March 16, 2009, Mr. Greco was issued an Option under the 2007 Plan for 500,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option; however, on July 3, 2009, the Company’s Board of Directors amended the vesting provisions so that all underlying shares were immediately vested.  The Option has not been exercised.

On October 9, 2009, Mr. Greco was issued an Option under the 2007 Plan for 1,763,735 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.  After the Option was issued, the 2007 Plan was closed.

On October 9, 2009, Mr. Greco was issued an Option under the 2009 Plan for 999,074 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

On January 6, 2010, Mr. Greco was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vested immediately upon issuance.  The Option was issued in exchange for the services provided by Mr. Greco for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Greco was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest on December 31, 2010.  The Option was issued in exchange for the services already provided and to be provided by Mr. Greco for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

Steve Johnson
President, Chief Operating Officer, and Director

On January 6, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vested immediately upon issuance.  The Option was issued in exchange for the services provided by Mr. Johnson for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest on December 31, 2010.  The Option was issued in exchange for the services already provided and to be provided by Mr. Johnson for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

John Bailey
Chief Financial Officer, Treasurer, and Secretary

On January 6, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vested immediately upon issuance.  The Option was issued in exchange for the services provided by Mr. Bailey for the year ended December 31, 2009 in his role as Secretary. The Option has not been exercised.

On March 26, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest on December 31, 2010.  The Option was issued in exchange for the services already provided and to be provided by Mr. Bailey for the year ending December 31, 2010 in his role as Secretary. The Option has not been exercised.

L. Allen Wheeler
Director, Chair of the Audit Committee

On January 6, 2010, Mr. Wheeler was issued an Option under the 2009 Plan for 75,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vested immediately upon issuance.  The Option was issued in exchange for the services provided by Mr. Wheeler for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Wheeler was issued an Option under the 2009 Plan for 75,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest on December 31, 2010.  The Option was issued in exchange for the services already provided and to be provided by Mr. Wheeler for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

Craig Benson
Chair of Advisory Board

On February 13, 2008, Mr. Benson was issued an Option under the 2007 Plan for 25,000 underlying shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

Kyle Johnson
Director of Technology

On March 4, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option were to vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option; however, on July 3, 2009, the Company’s Board of Directors amended the vesting provisions so that all underlying shares were immediately vested. The Option has not been exercised.

On December 22, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 125,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

On May 18, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 453,982 underlying shares of the Company’s Common Stock at an exercise price of $1.25 per share.  The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

Matthew Clark
Director of Software Development

On October 27, 2008, Matthew Clark was issued an Option under the 2007 Plan for 25,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. The underlying shares vested on the first anniversary date of the issuance of the Option.  The Option has not been exercised.

On March 5, 2009, Matthew Clark was issued an Option under the 2007 Plan for an aggregate of 25,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

On December 22, 2009, Matthew Clark was issued an Option under the 2009 Plan for an aggregate of 125,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  The Option has not been exercised.

Stock Options Issued to Other Employees

Listed within this subsection is information regarding the Company’s issuance of Non-Qualified Stock Options (“Options”) to employees of the Company who are not directors or executive officers and who are not considered to be a ‘significant employee.’  (See form of Non-Qualified Stock Option, Exhibit 10.10, which exhibit is incorporated herein by reference.)

On December 3, 2007, three employees were issued Options under the 2007 Plan to replace earlier options granted under the 2005 Plan (the “Replacement Option”). The ten-year Replacement Options were for an aggregate of 288,916 underlying shares of the Company’s Common Stock at an exercise price of $0.5183 per share. The underlying shares vested immediately upon issuance. Upon termination of one employee, the Company extended the expiration date for the exercise of 32,102 underlying shares to December 10, 2010, which option later expired without being exercised.  On May 12, 2010, the Company received payment and a Notice of Exercise from another employee to purchase 160,509 shares at $0.5183 per share and issued the shares.  No other Replacement Options have been exercised.

On February 13, 2008, one employee was issued an Option under the 2007 Plan for 150,000 underlying shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The underlying shares vested immediately upon issuance. The Option has not been exercised.

On March 5, 2009, six employees were issued Options under the 2007 Plan for an aggregate of 115,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. Upon termination of one employee, an Option for 10,000 underlying shares was canceled.  The Options have not been exercised.

On December 22, 2009, eight employees were issued Options under the 2009 Plan for an aggregate of 105,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option.  Subsequent to the resignation of an employee on February 8, 2010, an Option for 5,000 underlying shares was cancelled.  The Options have not been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance.  All statements made herein other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” and variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

The following discussion of our financial condition and plan of operation should be read in conjunction with the consolidated financial statements and the notes to those statements included herein. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors set forth in this Report, our actual results may differ materially from those anticipated in these forward-looking statements. (See Financial Statements for Years Ended December 31, 2010 and 2009 beginning at Page F-1 herein.)

Management’s Discussion and Analysis or Plan of Operation

Overview

CareView Communications, Inc., formerly known as Ecogate, Inc., was formed in California in July 1997 as Purpose, Inc., changing its name to Ecogate, Inc. in April 1999. In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada.  The Company’s primary focus is its operating businesses that focus on the business plan of its wholly owned subsidiary, CareView-TX.

CareView engages in the acquisition, development and operation of a high speed data network system that can be deployed throughout a healthcare facility using its existing cable television infrastructure in conjunction with the Company’s control server to provide bedside, point-of-care video monitoring and recording and a patient entertainment and education system.   The Company is dedicated

to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities with plans to implement this system in facilities throughout the United States and the world.

The Company has installed, or is in the process of installing, eleven (11) hospitals. The additional funding needed for working capital infrastructure is directly related to how many CareView Systems™ are installed.  In the event that CareView completes only the initial 11 hospitals (currently installed or being installed) our additional cash needs would be minimal; however, if CareView is to install the additional hospitals anticipated by management, our additional financing needs may approximate $20 million.

CareView’s mission is to be the leading provider of products and on-demand application services for bedside video monitoring, recording and documentation patient care system for hospitals, nursing homes and other healthcare facilities.  We have positioned ourselves to meet the needs of the medical community while establishing relationships and building trust and loyalty for the future.  Our goal is to communicate information to the medical industry without bias or limitation.  Initially, our goal will be achieved by offering technology and services to clients that want to provide comprehensive technological systems to better serve their patients, hospitals, and staff.

CareView’s selling methodology focuses on significant and tangible cost savings, improved documentation, quality and timeliness of patient care, enhanced safety and security, support for new technologies, business growth, enhanced patient satisfaction, and return on investment.  As previously stated, our initial focus will be to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas.

During the next twelve months, CareView plans to commercialize its products and services through a controlled marketing roll out. CareView’s officers and directors have targeted a list of hospital ownership/administration companies that are well known to them and that have indicated interest in CareView’s product offerings. CareView will respond to personnel requirements in relationship to the speed with which the marketing roll out achieves success.  Management is confident that the skilled personnel necessary for an aggressive roll out can be identified and secured.  The Company’s Room Control Platform is being manufactured by unaffiliated third party providers domestically and internationally. Although CareView’s management is confident that its products can be manufactured to its specifications at a reasonable cost, and in substantially any quantity required, there is no assurance of that outcome.  CareView plans to finance its growth through traditional bank financing sources and/or through potential debt and equity private placements. While management is confident that the required financing to fund the marketing roll out can be secured at terms satisfactory to the Company, there is no guarantee that future funding will be available, or that it will be on terms that are satisfactory to the Company.  Upon completion of beta testing, CareView intends to complete its joint venture with Weigao Holding which will expand the Company’s reach to manufacture, distribute and install the CareView System™ in China’s hospitals.

Regarding the Rockwell JV, the initial aggregate funding of $1,151,205 from Rockwell went to CareView-Hillcrest, LLC and CareView-Saline, LLC (the “Project LLCs”). During the same reporting period of receipt of the funding, the Project LLCs disbursed the entire amount to CareView to purchase existing CareView System™ installations in the respective Project Hospitals and to fund a portion of the purchase price for the remaining CareView Systems™ required to complete the installations at the Project Hospitals.  The remaining $356,955 of the purchase price to cover the remaining installations of the CareView Systems™ in the Project Hospitals is to be paid upon completion of the installations projected during the first half of 2011.  All funds received and to be received by the Company through the Project LLCs will be used to purchase CareView System™ installations. Once the installed CareView Systems™

in the Project Hospitals begin to generate revenue, those funds will be used to repay Rockwell; therefore, this funding by Rockwell will not result in changes to the Company’s liquidity.

We anticipate incurring costs related to the filing of Exchange Act reports.  We believe that we will be able to meet the costs of growth and public reporting with funds in our treasury and additional amounts to be loaned by or invested by our stockholders, management, traditional bank financing sources, and potential debt and equity private placements. Although management believes that the required financing to fund the marketing roll out and the costs related to public reporting can be secured at terms satisfactory to the Company, there is no guarantee that funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Recently Issued Accounting Pronouncements

See Note B to our audited consolidated financial statements included in this Report for recently issued accounting standards, including the expected dates of adoption and expected impact to our consolidated financial statements upon adoption.

Material Changes in Financial Condition and Results of Operations

As of December 31, 2010, the Company had cash of $26,565, a decrease of $191,737 from December 31, 2009.  Current liabilities decreased $2,733,621 to $289,895 at December 31, 2010 from $3,023,516 at December 31, 2009 (as restated), while working capital increased $2,585,979 to $176,552 at December 31, 2010 from $(2,409,427) at December 31, 2009 (as restated).

Results of Operations – Comparison of Years Ended December 31, 2010 and 2009

For the years ended December 31, 2010 and 2009, the Company had net revenue totaling $325,968 and $87,086, respectively.  This improvement of $238,882 is a result of the expansion of the Company’s business into new hospitals.

During the years ended December 31, 2010 and 2009, the Company’s operating expense totaled $13,121,534 and $4,162,551, respectively.  This increase of approximately $8,959,000 is primarily a result of:

●
an increase of approximately $8,201,000 in general and administration comprised of (i) $4,080,000 in non-cash costs associated with the issuance of Warrants as more fully described in Note S – Subscription and Investor Rights Agreement in the Notes to the accompanying consolidated financial statements, (ii) an increase of $3,506,000 in non-cash costs related to options and warrants issued by the Company during the period in 2010 compared to 2009 and (iii) an increase in administrative costs of approximately $615,000 primarily related to (a) costs associated with the Company’s move to its current location, (b) costs associated with the Company’s recently filed Form 10, and (c) legal expense and settlement costs (including non-cash costs of $46,000) associated with the settlement of a lawsuit more fully described in Note Q – Settlement of Lawsuit in the Notes to the accompanying consolidated financial statements and other legal costs associated with ongoing operations, including the recently filed Form 10;

●	an increase of approximately $433,000 in network operations associated with the expansion of the Company’s business into new hospitals;
●	an increase of approximately $158,000 in research and development costs;
●	an increase of approximately $102,000 in depreciation and amortization; and

●	an increase of approximately $64,000 in sales and marketing also associated with the business expansion.

 Other expense increased by $4,036,000 during the year ended December 31, 2010. This change is related to:

●	approximately $4,611,000 in non-cash costs and $210,000 in cash costs associated with equity and debt fund raising activity;
●
a reduction of approximately $839,000 in interest expense, primarily a result of a reduction of approximately $793,000 in amortization of debt discount related to the accounting treatment of certain capital raised in prior periods; and

●	a decrease of approximately $54,000 in interest and other income.

Allowing for the adjustment for the net loss attributable to noncontrolling interest (associated with the Company’s LLCs) of approximately $98,000, the Company recorded a net loss of $18,851,758 compared to $6,176,173 for the same period in 2009 (as restated), an increase of $12,675,585.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead. We do not contemplate attaining profitable operations until approximately the second half of 2011 nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that the Company will need approximately $20 million over the next twelve months. While we have funded our initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

Recent Events

On January 18, 2011, the Company’s Board of Directors approved the issuance of Non-Qualified Stock Options to sixteen employees for 225,000 underlying shares of the Company’s Common Stock (the “Option”) pursuant to the 2009 Plan.  The Options have an exercise price of $1.62 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”).  Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 59 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.

On March 14, 2011, the Company entered into a hospital agreement to install the CareView System™ in a 436-bed facility.

On April 8, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised an Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of approximately $302,338.

Off-Balance Sheet Arrangements

None.

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

Outlook

We anticipate the demand for our products and services to be strong as there is currently no other company with the same range of services we offer. We are well positioned to take advantage of that fact and are confident that the CareView System™ will be in demand because hospitals and nursing homes continue to be understaffed in nursing personnel and are constantly looking for ways to improve efficiency and provide better patient care.

We believe that the current trend of significantly increased public awareness surrounding the quality of healthcare in hospitals and nursing homes will continue to increase.  We also believe there is an increase in public concern regarding the privacy of individuals in healthcare facilities as well as the recordation of events during treatment. Our CareView System™ will provide a safer environment for patients and provide families access to monitor activities and be involved in important healthcare decisions when they are not able to be at the facility in person.

This Outlook section and other portions of this document include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements may be found at pages F-1 through F-41 herein.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 17, 2010, based on the recommendation of the Company’s Audit Committee, the Company’s Board of Directors approved a change in its independent registered public accountants.  Effective December 17, 2010, the Company terminated its relationship with Rosenberg Rich Baker Berman & Company (“Rosenberg”) and engaged BDO USA, LLP (“BDO”) to serve as the Company’s independent registered public accountants for its fiscal year ending December 31, 2010, as reported in the

Company’s Current Report on Form 8-K filed with the Commission on December 22, 2010, which report is incorporated herein by reference.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2010, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures, which resulted in the restatement described in Note T, Restatement of Annual and Interim Reports of the audited consolidated financial statements filed herewith.  In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available.  In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended December 31, 2010, there were no changes in internal controls of the Company, or other factors that could materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The following officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position	Date Elected Director	Date Appointed Officer

Tommy G. Thompson	69	Chairman of the Board	October 26, 2005	NA
Samuel A. Greco	60	Chief Executive Officer, Director	February 17, 2009	September 4, 2007
Steven G. Johnson	51	President, Chief Operating Officer, Director	April 11, 2006	April 11, 2006
John R. Bailey	57	Chief Financial Officer, Treasurer, Secretary	NA	January 20, 2004
L. Allen Wheeler	78	Director	January 26, 2006	NA

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The Company is currently seeking to identify and confirm two additional members to its Board of Directors, which members will be qualified as independent and at least one of whom will be qualified as a financial expert.

Identification of Certain Significant Employees

Kyle Johnson, the Company’s Director of Technology, and Matthew Clark, the Company’s Director of Software Development, are considered significant employees.  An overview of each of their business experience follows in Business Experience found within this Item 10.

Family Relationships

There are no family relationships between our officers and directors.

Business Experience

The business experience of each of our directors, executive officers and significant employees follows:

Tommy G. Thompson - Chairman of the Board

Tommy G. Thompson joined CareView in 2005 to serve as its Chairman of the Board.  Since March 2005, Mr. Thompson has been a partner with Akin Gump Strauss Hauer & Feld LLP law firm and since February 2005 has been President of Logistics Health, Inc., a company that specializes in medical readiness and homeland security solutions.  As the former Secretary of the U.S. Department of Health & Human Services Secretary from February 2001 to January 2005, Chairman Thompson served as the nation’s leading advocate for the health and welfare of all Americans.  He worked to modernize and add prescription drug coverage to Medicare for the first time in the program’s history.  A leading advocate of welfare reform, Thompson focused on expanding services to seniors, people with disabilities, and low-income Americans. Additionally, he is recognized for his contributions to the U.S. response to the threat of bioterrorism and for his leadership in the fight against HIV/AIDS in the United States and abroad.  Thompson currently serves as the Chairman of the Global Fund to Fight AIDS, Tuberculosis and Malaria.

As the Governor of Wisconsin from January 1987 to February 2001, Chairman Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work in expanding healthcare access across all segments of society. He has received numerous awards for his public service, including the Anti-Defamation League’s Distinguished Public Service Award, Governing Magazine’s Public Official of the Year Award, and the Horatio Alger Award, which is awarded annually to “dedicated community leaders who demonstrate individual initiative and commitment to excellence—as exemplified by remarkable achievements accomplished through honesty, hard work, self-reliance, and perseverance.”

Chairman Thompson joined the CareView team expressly to implement his plans and visions for bringing the healthcare industry into the Information Age.  His experience in public service, in particularly his services and knowledge related to the healthcare industry as a whole, makes him well-suited to be the Company’s Chairman.  Mr. Thompson’s responsibilities include marketing the CareView System™ to non-federal hospitals and nursing homes, speaking at trade shows and conventions, and meeting with strategic business partners. He received both his B.S. and his J.D. from the University of Wisconsin-Madison.  Chairman Thompson also serves as Chairman of AGA Medical Corporation [NASDAQ GS: AGAM], and serves as a member of the board of directors for C. R. Bard, Inc. [NYSE:  BCR], Centene Corporation [NYSE: CNC], and United Therapeutics Corporation [NASDAQ: UTHR].

Samuel A. Greco - Chief Executive Officer and Director

Mr. Greco joined the Company as Chief Executive Officer in September 2007 and was elected as a member of the Board of Directors in February 2009.  Greco has spent over thirty years in hospital administration, beginning at an independent city hospital and progressing to Senior Vice President of Financial Operations at Columbia/HCA Healthcare Corporation, the industry’s largest healthcare provider.  At Columbia/HCA, Greco was responsible for the financial operations of the $28 billion company which at the time had over 300 hospitals and 125 surgery centers.  While with Columbia, Mr.

Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia’s supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement.  He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings.  Over the past ten years, Greco has used his industry experience to provide consulting services to hospital management companies to greatly improve their financial results from operations.  Greco has operated in organizations ranging from 200 beds to multi-facility networks of over 2,000 beds.  He was instrumental in the development of the CareView System™ and his extensive contacts and relationships within the industry have been valuable in helping CareView pursue its goals.   Mr. Greco earned his B.A. in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

Steve G. Johnson - President, Chief Operating Officer, Director

Mr. Johnson joined the Company in April 2006, currently serving as its President, Chief Operating Officer, and Director.  In December 2003, he filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States, which invention was subsequently assigned to the Company and issued a patent number by the USPTO.  The technology underlying the patent is the basis of the Company’s CareView System™.  Mr. Johnson is also one of the inventors on three additional pending patent applications for a System and Method for Predicting Falls in the U.S., a System and Method for Documenting Patient Procedures in the U.S., and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S., all technology currently being deployed or in further development by the Company.  Mr. Johnson has over 20 years of experience in the cable and wireless business.  Before joining the Company, he served as Chief Executive Officer of Cadco Systems, a manufacturer of CATV and telecommunications equipment from 1997.   From February 1991 to February 1996, he served as CEO, President and Director of American Wireless Systems, which he restructured and sold to Heartland Wireless Communications.  Mr. Johnson also served as founder and President of Hanover Systems, a manufacturer of telecommunications equipment.  Mr. Johnson has been actively involved with the wireless cable industry since 1984 and has served on the board of directors of the Wireless Cable Association and its FCC regulatory committee.  Mr. Johnson developed various electronic telecommunications equipment for the wireless cable industry including microwave downconverters, wireless cable set top converters, antennas, and MMDS transmitters.  Mr. Johnson’s accumulated knowledge in the field of technology coupled with his development of patentable technology makes him an invaluable member of the Company’s management.  Mr. Johnson earned his B.A. in Economics and Business Administration from Simpson College.  Mr. Johnson is the father of Kyle Johnson, the Company’s Director of Technology.

John R. Bailey – Chief Financial Officer, Treasurer and Secretary

Mr. Bailey has served as the Company’s Chief Financial Officer, Treasurer and Secretary since January 2004.  Mr. Bailey has over 30 years of experience in corporate finance working with both public and private companies as CFO and as an investment banker.  In addition, he served as a senior investment banker with regional and national investment banking firms completing many transactions for emerging growth companies.  Bailey earned his B.A. and MBA from the University of Texas at Austin.

L. Allen Wheeler - Director

Mr. Wheeler has served as a Director of CareView since January 2006.   Mr. Wheeler has been a private investor for over 40 years with interests in nursing homes, real estate, cable, television and radio stations, real estate and ranching.  Mr. Wheeler is former Chairman of the Board of Texoma Medical Center and former President of the Durant Industrial Authority.  Mr. Wheeler’s knowledge of the healthcare industry (as it relates to nursing homes), his technical knowledge of the broadcast television industry, and his expertise relative to investments and equity placements, qualifies him as a significant member of the Company’s board of directors.  Mr. Wheeler earned his B.A. from Southeastern Oklahoma State University.

Kyle Johnson - Director of Technology

Kyle Johnson has served as the Company’s Director of Technology since August 2006 and is responsible for the design and development of the Company’s Room Control Platform and deployment of systems to hospitals.  From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing.  As Senior Project Manager, Johnson managed the design and development of several products including the development of the technology used in the CareView System™.   Mr. Johnson is also one of the inventors on two additional pending patent applications for a System and Method for Predicting Falls in the U.S. (the technology under the Company’s ‘Virtual Bed Rails’) and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S,  From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies.  Mr. Johnson has been involved in several large scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers.  Mr. Johnson is the son of Steven Johnson, the Company’s President.

Matthew Clark – Director of Software Development

Matthew Clark has served as the Company’s Director of Software Development since October 2008 and is responsible for software development, personnel and technical infrastructure, and customer support.  Mr. Clark is also one of the inventors on a pending patent application for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S,  From October 2007 to October 2008, Mr. Clark served as Senior Manager of Engineering for EMC Corporation, a U.S. Fortune 500 company and provider of information infrastructure systems, software and services.  In that position, Mr. Clark focused on assisting network managers in maintaining compliance, and was responsible for product concepts, requirements, design and implementation.   From January 2001 to October 2007, Mr. Clark served in various capacities at Voyence, Inc., a technology solutions company that was acquired by EMC Corporation in 2007, including Director of Reporting and Maintenance Development, Director of Quality Assurance, and Development Manager. At Voyence, Mr. Clark was responsible for maintaining overall quality assurance and developing testing strategies for major software releases. He was involved in developing advanced reporting for prototype components and assessment and remediation of network device vulnerability. Mr. Clark earned his BBA, Management Information Systems and Accounting at Baylor University.

Other Directorships

Other than as indicated within this section at Business Experience, none of the Company’s directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the “Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

Currently, and for the past ten years, none of our directors or executive officers  have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years  prior to that time;  (ii) any conviction  in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed,  suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Committees of the Board

Advisory Board

On February 13, 2008, the Company approved a charter for an advisory board to its Board of Directors (“Advisory Board”) that will be comprised of no less than three members to be appointed by the Company’s Board of Directors.  Each member shall serve one (1) year from the date of appointment; however, an additional term may be approved by the Company’s Board of Directors. The Board of Directors has the authority, in its sole and absolute discretion, to remove any member of the Advisory Board at any time for any reason with or without cause. The function of the members of the Advisory Board shall be to advise and make non-binding recommendations to the Company’s Board of Directors and its Chief Executive Officer with respect to matters within the areas of each member’s individual expertise and experience.

The members of the Advisory Board shall receive such compensation for their services as the Company’s Board of Directors, in its sole and absolute discretion, shall deem proper.  The members of the Advisory Board shall be entitled to reimbursement of reasonable expenses in connection with their services.

The Company’s Board of Directors appointed Craig R. Benson to serve as its initial Chairman without receiving cash remuneration for his services.  In connection with his appointment, the Company’s Compensation Committee recommended and the Company’s Board of Directors approved the issuance to Mr. Benson of a Non-Qualified Stock Option (the “Option”) for 25,000 underlying shares of the Company’s Common Stock.  Vesting of the underlying shares occurs at the rate of one-third of the underlying shares on the first, second, and third anniversary date of issuance of the Option. The Option is exercisable at any time after the vesting period for a period of ten (10) years from the date of issuance at an exercise price of $1.00 per share.  Several months after the adoption of the Advisory Board charter, the Company’s Board of Directors decided to postpone appointment of its other members. In the second quarter of 2010, the Company’s Board of Directors began identifying qualified candidates to serve as members of the Advisory Board with Mr. Benson continuing to serve as its Chairman.   (See Advisory Board Charter, Exhibit 10.14, which exhibit is incorporated herein by reference.)

Audit Committee

On December 13, 2007, the Company’s Board of Directors approved a charter for the Audit Committee whose primary function is to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system, (ii) review and appraise the audit  efforts of the Company’s independent accountants;  (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations;  (iv) oversee management’s  establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company’s Board of Directors. (See Audit Committee Charter, Exhibit 10.11, which exhibit is incorporated herein by reference.)

For the year ended December 31, 2010 and through the filing date of this Report, the Company’s Audit Committee consisted of two members of the Company’s Board of Directors, namely Allen Wheeler as Chair, and Tommy G. Thompson.  Neither member is deemed to be a financial expert.  Although the Company’s Board of Directors believes the members will exercise their judgment independently, neither member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member.  The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors.  Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

Compensation Committee

On December 13, 2007, the Company’s Board of Directors approved a charter for the Compensation Committee whose function is to provide assistance to the Company’s Board of Directors in fulfilling their responsibility to the Company’s shareholders, potential shareholders, and the investment community relating to developing policies and making specific recommendations to the Board of Directors with respect to the direct and indirect compensation of the Company’s executive officers. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees.  The Compensation Committee’s primary duties and responsibilities are to:  (i) review and approve the Company’s goals relevant to the compensation of the Chief Executive Officer (“CEO”), evaluate the CEO’s performance with respect to those goals, and set the CEO’s compensation based on that evaluation; (ii) assess the contributions of individual executives and recommend to the Board of Directors levels of salary and incentive compensation payable to them; (iii) compare compensation levels with those of other leading companies in the industry; (iv) grant stock incentives to key employees and administer the Company’s stock incentive plans; (v) monitor compliance with legal prohibition on loans to directors and executive officers; and (vi) recommend to the Board compensation packages for new corporate officers and termination packages for corporate officers as requested.  (See Compensation Committee Charter, Exhibit 10.12, which exhibit is incorporated herein by reference.)

Two members of the Company’s Board of Directors serve on the Compensation Committee, namely Tommy G. Thompson and Allen Wheeler.  Mr. Thompson chairs the Compensation Committee. Although the Company’s Board of Directors believes the members will exercise their judgment independently, neither member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member.  The Compensation Committee’s Chair and members are to be designated annually by a majority vote of the Board.  Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board.

Code of Business Conduct and Ethics

On December 13, 2007, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors and executive officers of the Company.  This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis. (See 2010 Code of Business Conduct and Ethics, Exhibit 14.00, which exhibit is incorporated herein by reference.)

Code of Ethics for Financial Executives

On December 13, 2007, the Company’s Board of Directors adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities.  This code governs the professional and ethical conduct of the Company’s financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain.  All of the Company’s financial executives are required to sign this code on an annual basis. (See 2010 Code of Ethics for Financial Executives, Exhibit 14.01, which exhibit is incorporated herein by reference.)

Insider Trading Policy

On December 13, 2007, the Company’s Board of Directors adopted its initial Insider Trading Policy applicable to all directors and officers (the “2007 Policy”).  The 2007 Policy was executed in 2007, 2008 and 2009 by all officers and directors.  On December 17, 2010, the Company’s Board of Directors revised the 2007 Policy and adopted the new Insider Trading Policy (the “2010 Policy”).  Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security.  Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information.  The scope of insider trading violations can be wide reaching.  As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information.  Illegal insider trading is against the policy of the Company as such trading can cause significant harm to the reputation for integrity and ethical conduct of the Company.  Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at the sole discretion of the Company, including dismissal for cause.  All members of the Company’s Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.  (See Insider Trading Policy for 2007, Exhibit 10.13 and Insider Trading Policy for 2010, Exhibit 10.71, which exhibits are incorporated herein by reference.)

Board Meetings and Committees; Annual Meeting Attendance

The Company held seven meetings of the Board of Directors during the year ended December 31, 2010 and conducted other business through unanimous written actions by its Board of Directors.

Indemnification

Section 145 of the Nevada Corporation Law provides in relevant parts as follows:

(1)  A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2)  A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

(3)  To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith.

(4)  The indemnification provided by this section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Nevada Corporation Law.

The Company’s Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents.  Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company’s management is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

(Remainder of page intentionally left blank.)

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2010 and 2009.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Options granted to the Company’s executive officers pursuant to the 2007 Plan and the 2009 Plan.  (See CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.07, and CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.39, which exhibits are incorporated herein by reference.)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Samuel A. Greco(2) (CEO)	2010	$251,599	-0-	-0-	$68,100	-0-	-0-	$31,916	$351,615
	2009	$266,868	-0-	-0-	$2,175,216	-0-	-0-	$29,467	$2,471,551

Steven G. Johnson(3) (President/COO)	2010	$255,371	-0-	-0-	$68,100	-0-	-0-	$28,506	$351,977
	2009	$266,868	-0-	-0-	-0-	-0-	-0-	$25,291	$292,159

John R. Bailey(4) (CFO/Treas./Sec.)	2010	$193,370	-0-	-0-	$68,100	-0-	-0-	$16,283	$277,753
	2009	$190,819	-0-	-0-	-0-	-0-	-0-	$14,408	$203.227

Kyle Johnson(5) (Director of Technical Ops.)	2010	$100,000	-0-	-0-	$473,957	-0-	-0-	$6,604	$580,561
	2009	$100,000	-0-	-0-	$127,825	-0-	-0-	$6,279	$234,104

Matthew Clark(6) (Director of Software Dev.)	2010	$114,000	-0-	-0-	$-0-	-0-	-0-	$2,463	$116,463
	2009	$114,000	-0-	-0-	$107,800	-0-	-0-	$2,850	$227,800

(1)
The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  For more detail, see Note D, Stockholder’s Equity, Stock Options to the audited consolidated financial statements for year ended December 31, 2010, filed herewith.

(2)
For 2010: (i) Salary includes $1,599 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $22,916 for health insurance premiums paid on Mr. Greco’s behalf.  For 2009: (i) Salary includes $117,500 paid and $149,368 accrued, (ii) Option Awards includes Options to purchase 3,262,809 shares of the Company’s Common Stock and (iii) All Other Compensation includes $9,000 accrued for car allowance and $20,467 for health insurance premiums paid on Mr. Greco’s behalf.

(3)
For 2010: (i) Salary includes $5,371 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $19,506 for health insurance premiums paid on Mr. Steve Johnson’s behalf.  For 2009: (i) Salary includes $127,500 paid and $139,368 accrued and (ii) All

Other Compensation includes $9,000 accrued for car allowance and $16,291 for health insurance premiums paid on Mr. Steve Johnson’s behalf.
(4)
For 2010: (i) Salary includes $8,370 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $5,400 car allowance and $10,883 for health insurance premiums paid on Mr. Bailey’s behalf.  For 2009: (i) Salary includes $146,250 paid and $43,919 accrued and (ii) All Other Compensation includes $5,400 car allowance (of which $1,350 was paid and $4,050 was accrued) and $9,008 for health insurance premiums paid on Mr. Bailey’s behalf.

(5)
For 2010: (i) Option Awards includes Options to purchase 453,982 shares of the Company’s Common Stock and (ii) All Other Compensation includes $4,200 for car allowance and $2,404 for health insurance premiums paid on Mr. Kyle Johnson’s behalf.  For 2009: (i) Option Awards

(6)
For 2010, All Other Compensation is for health insurance premiums paid on Mr. Clark’s behalf.  For 2009: (i) Option Awards includes Options to purchase 150,000 shares of the Company’s Common Stock and (ii) All Other Compensation is for health insurance premiums paid on Mr. Clark’s behalf.  The table does not include an Option to purchase 75,000 shares of the Company’s Common Stock that was issued to Mr. Clark in January 2011.

(Remainder of page intentionally left blank.)

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company’s executive officers as of the fiscal year ended December 31, 2010, which equity awards consists solely of ten-year, non-qualified stock options issued under the 2007 Plan and the 2009 Plan (the “Options”).  No executive officers have exercised their Options with the exception of Mr. Bailey who exercised his Option for 2,042,830 shares on April 8, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Samuel A. Greco, CEO	620,936	(1)	-0-		-0-	$0.44	12/02/17	-0-	-0-	-0-	-0-
	500,000	(2)	-0-		-0-	$0.52	03/09/19	-0-	-0-	-0-	-0-
	587,912	(3)	1,175,823	(3)	-0-	$0.52	10/08/19	-0-	-0-	-0-	-0-
	50,000	(4)	-0-		-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000	(5)	-0-		-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-

Steve G. Johnson, Pres./COO	50,000	(4)	-0-		-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000	(5)	-0-		-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-

John R. Bailey, CFO	2,042,830	(6)	-0-		-0-	$0.15	6/29/15	-0-	-0-	-0-	-0-
	50,000	(4)	-0-		-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000	(5)	-0-		-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-

(1)	All 620,936 underlying shares vested on December 3, 2007.
(2)	All 500,000 underlying shares vested on March 15, 2009.
(3)	An aggregate of (i) 587,912 underlying shares vested on October 9, 2010. An additional 587,912 and 598,911 underlying shares vest on October 9, 2011 and 2012 respectively.
(4)	All underlying shares for these Options vested on January 6, 2010.
(5)	All underlying shares for these Options vested on December 31, 2010.
(6)	All 2,042,830 underlying shares vested on December 3, 2007. On April 8, 2011, Mr. Bailey exercised this Option.

Employment Agreements with Executive Officers

On October 1, 2008, the Company executed employment agreements with an effective date of January 1, 2009 with Samuel A. Greco as Chief Executive Officer and Steven G. Johnson as President and Chief Operating Officer.  The employment agreements for Mr. Greco and Mr. Johnson were substantially the same, calling  for a base salary of $250,000 per year, a two-year term beginning on January 1, 2009 and ending on December 31, 2010, a severance provision, and an automatic renewal unless canceled by either party.  The employment agreements expired on December 31, 2010 without being renewed. Mr. Greco and Mr. Johnson continue to be employed in their respective positions as outlined above under the same base salary levels even though the Company has decided not to negotiate new employment agreements at this time.  (See Employment Agreement for Samuel A. Greco, Exhibit 10.21, Employment Agreement for Steven G. Johnson, Exhibit 10.22 and Compensation Committee Charter, Exhibit 10.12, which exhibits are incorporated herein by reference.)

Director Compensation

The Company does not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings.  Our directors may also be granted non-qualified stock options (“Options”) from time to time under the Company’s stock incentive plan.   The following table shows stock compensation paid to the Company’s directors for services rendered during years ended December 31, 2010.  The valuation methodology used to determine the fair value of the Options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)		Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Tommy G. Thompson	-0-	-0-	$136,400	(1)	-0-	-0-	-0-	$136,400
Samuel A. Greco	-0-	-0-	$68,200	(2)	-0-	-0-	-0-	$68,200
Steven G. Johnson	-0-	-0-	$68,200	(3)	-0-	-0-	-0-	$68,200
Allen Wheeler	-0-	-0-	$102,300	(4)	-0-	-0-	-0-	$102,300

(1)
Based on (i) an Option for 100,000 underlying shares granted in January 2010 for services rendered by Thompson as Chairman in fiscal year 2009 for which all underlying shares vested immediately and (ii) an Option for 100,000 underlying shares granted in March 2010 for services to be rendered as Chairman in fiscal year 2010 for which all underlying shares vested on December 31, 2010. Does not include a common stock purchase warrant for 1,000,000 underlying shares granted to Thompson on August 20, 2010 for reasons other than his services as Chairman. Through December 31, 2010, Thompson’s aggregate outstanding Options related to his services as Chairman totaled 1,922,565 underlying shares.

(2)
Based on (i) an Option for 50,000 underlying shares granted in January 2010 for services rendered by Greco as a director in fiscal year 2009 for which all underlying shares vested immediately and (ii) an Option for 50,000 underlying shares granted in March 2010 for services to be rendered as a director in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Does not include Options in the aggregate of 3,883,745 granted to Greco for services rendered as an executive officer.  Through December 31, 2010, Greco’s outstanding Option related to his services as a director totaled 100,000 underlying shares.

(3)
Based on (i) an Option for 50,000 underlying shares granted in January 2010 for services rendered by Johnson as a director in fiscal year 2009 for which the underlying shares vested immediately and (ii) an Option for 50,000 underlying shares granted in March 2010 for services to be rendered as a director in fiscal year 2010 for which all underlying shares vested on December 31, 2010. Through December 31, 2010, Johnson’s outstanding Options related to his services as a director totaled 100,000 underlying shares.
(4)
Based on (i) an Option for 75,000 underlying shares granted in January 2010 for services rendered by Wheeler as a director in fiscal year 2009 for which the underlying shares vested immediately and (ii) an Option for 75,000 underlying shares granted in March 2010 for services to be rendered as director in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Through December 31, 2010, Wheeler’s outstanding Options related to his services as a director totaled 150,000 underlying shares.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2010 and through the filing date of this Report, the Company’s Compensation Committee consisted of two members of the Company’s Board of Directors, namely, Tommy G. Thompson (as Chair) and Allen Wheeler.  In 2010, neither Mr. Thompson nor Mr. Wheeler was an officer or employee of the Company.   No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

(Remainder of page intentionally left blank.)

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Tommy G. Thompson (Chairman of the Board) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	7,747,787	(2)	5.85%

Common Stock	Samuel A. Greco (Chief Executive Officer, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	3,676,083	(3)	2.78%

Common Stock	Steve G. Johnson (President, COO, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	13,439,866	(4)	10.36%

Common Stock	John R. Bailey (Chief Financial Officer, Treas., Sec.) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	2,142,830	(5)	1.65%

Common Stock	L. Allen Wheeler (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	14,477,794	(6)	11.16%

Common Stock	Robert J. Smith (Shareholder) 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	10,035,354	(7)	7.39%

Common Stock	All Officers & Directors as a Group (5 persons)	41,484,360		30.58%

(1)
Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 129,583,045 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)
This amount includes (i) 4,825,222 shares representing Thompson’s 33 1/3% ownership of T2 Consulting, LLC (Thompson disclaims beneficial ownership and voting control to an additional 9,650,444 shares owned by T2 Consulting, LLC), (ii) 1,922,565 shares due to Thompson upon exercise of vested Options, and (ii) 1,000,000 shares due to Thompson upon exercise of Warrants. The percentage of class for Thompson is based on 132,505,610 shares which would be outstanding if all of Thompson’s Warrants and vested Options were exercised.

(3)
This amount includes (i) 868,161 shares directly owned by Greco and (ii) 2,807,922 shares due to Greco upon exercise of vested Options.  The percentage of class for Greco is based on 132,390,967 shares which would be outstanding if all of Greco’s vested Options were exercised.

(4)
This amount includes (i) 100,000 shares due to Johnson upon exercise of vested Options and (ii) 13,339,866 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 129,683,045 shares which would be outstanding if all of Johnson’s vested Options were exercised.

(5)
This amount includes (i) 2,042,830 shares directly owned by Bailey and (ii) 100,000 shares due to Bailey upon exercise of vested Options.  The percentage of class for Bailey is based on 129,683,045 shares which would be outstanding if all of Bailey’s vested Options were exercised.

(6)
This amount includes (i) 260,905 shares directly owned by Wheeler, (ii) 150,000 shares due to Wheeler upon exercise of Options, and (iii) 14,066,889 shares beneficially owned by Dozer Man, LLC, a company controlled by Wheeler. The percentage of class for Wheeler is based on 129,733,045 shares which would be outstanding if all of Wheeler’s vested Options were exercised.

(7)
This amount includes: (i) 582,026 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith’s minor children, (iii) 3,075,019 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 6,050,000 shares due to Smith upon the exercise of Warrants; and (v) 253,309 shares due to Plato & Associates, LLC upon the exercise of Warrants.  The percentage of class for Smith is based on 135,886,354 shares which would be outstanding if all Warrants owned by Smith and Plato & Associates, LLC were exercised.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2010.

Employment Agreements

On October 1, 2008, the Company executed employment agreements with an effective date of January 1, 2009 with Samuel A. Greco as Chief Executive Officer and Steven G. Johnson as President and Chief Operating Officer.  The employment agreements for Mr. Greco and Mr. Steven Johnson were substantially the same, calling for a base salary of $250,000 per year, bonuses at the discretion of the Board of Directors, a two-year term beginning on January 1, 2009 and ending on December 31, 2010, a severance provision, and an automatic renewal unless canceled by either party. The employment agreements expired on December 31, 2010 without being renewed.  Mr. Greco and Mr. Johnson continue to be employed in their respective positions as outlined above under the same base salary levels even though the Company has decided not to negotiate new employment agreements at this time.  (See Employment Agreement for Samuel A. Greco, Exhibit 10.21 and Employment Agreement for Steven G. Johnson, Exhibit 10.22, which exhibits are incorporated herein by reference.)

Agreement with Tommy G. Thompson, Chairman

Under the Subscription and Investor Rights Agreement dated February 28, 2005 between CareView LLC, T2, Mr. Thompson, and other members of T2, Mr. Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms.  In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC.  As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated.  In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement.  Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital.  Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment would be retroactively applied from March 1, 2005 until the date of the fulfillment of the subsequent condition even though Thompson and T2 might not have provided services under the Subscription Agreement during that time.  If Thompson’s services as Chairman were terminated by CareView LLC, T2 would be paid a lump sum on the end date of the service period equal to two year’s worth of the Annual Base Payment in effect at the time of termination.

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

On August 20, 2010, the Company entered into a Revocation and Substitution Agreement with T2, Thompson and other members of T2 (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by Thompson, the Company agreed to issue to Thompson a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share and a one-third portion of an  aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement. (See Subscription and Investor Rights Agreement, Exhibit 10.00, Assignment and Assumption Agreement and Consent, Exhibit 10.08, Letter of Wavier from Tommy G. Thompson, Exhibit 10.63 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

LockUp Agreements

In February 2009, the Company’s board of directors ratified and approved LockUp Agreements between the Company and 14 individuals or entities covering an aggregate of 87,115,455 shares of its Common Stock. Terms of the LockUp Agreements call for the shareholders to refrain from selling shares in order to encourage an orderly trading market for the Company’s Common Stock. The LockUp Agreements terminated in December 2009 after which the shareholders agreed not to dispose of or sell more than 2.5% of their holdings per quarter for the next twelve-month period.  Two of the shareholders were permitted to sell up to 25% of their holdings per quarter for the twelve-month period after termination. The LockUp Agreements terminate upon any change of control of more than 50% of the Company’s outstanding shares.  The provisions of all LockUp Agreements terminated on or before December 31, 2010. (See form of LockUp Agreement, Exhibit 10.28, which exhibit is incorporated herein by reference.)

Non-qualified Stock Options

From January 1, 2009 through the filing of this Report, the Company has issued Non-Qualified Stock Options to its executive officers, directors, significant employees, and non-executive employees. More particular information regarding these issuances is included above.

Loans to CareView from Affiliates

On April 28, 2009 and June 3, 2009, the Company issued promissory notes for $83,334 and $30,000 respectively (the “Notes”) to David Webb, a director of the Company at the time of issuance. The Notes accrued interest at the rate of twelve percent (12%) per annum.  As of March 31, 2010, the principal and interest under the Notes in the aggregate of approximately $125,373 was converted into an aggregate of 241,104 shares of the Company’s Common Stock at a price of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. (See Note to David Webb for $83,334, Exhibit 10.29 and Note to David Webb for $30,000, Exhibit 10.35, which exhibits are incorporated herein by reference.)

On April 28, 2009, the Company issued a promissory note for $83,333 (the “Note”) to Allen Wheeler, a director of the Company.  The Note accrued interest at the rate of twelve percent (12%) per annum.  As of March 31, 2010, the principal and interest under the Note of approximately $92,566 was converted into 178,013 shares of the Company’s Common Stock at a price of $0.52 per share.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.   (See Note to Allen Wheeler for $83,333, Exhibit 10.30, which exhibit is incorporated herein by reference.)

On May 28, 2009, the Company issued a promissory note for $1,500 (the “Note”) to S.J. Capital, LLC, a company controlled by our President, Steven G. Johnson, which Note accrued interest at the rate of twelve percent (12%) per annum.   The Company paid the Note in full on May 10, 2010. (See Note to S. J. Capital for $1,500, Exhibit 10.32, which exhibit is incorporated herein by reference.)

On June 3, 2009, the Company issued a promissory note for $28,600 (the “Note”) to Steven G. Johnson, the Company’s President, which Note accrued interest at the rate of twelve percent (12%) per annum.  The Company paid the Note in full on May 10, 2010.  (See Note to Steve Johnson for $20,000, Exhibit 10.36, which exhibit is incorporated herein by reference.)

On June 16, 2009, the Company issued a promissory note for $20,000 (the “Note”) to Recap Group, LLC, a limited liability company controlled by David Webb, a director of the Company at the time of issuance.  The Note accrued interest at the rate of twelve percent (12%) per annum.  As of March 31, 2010, the principal and interest under the Note of approximately $21,894 was converted into 42,103 shares of the Company’s Common Stock at a price of $0.52 per share. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.  (See Note for Recap for $20,000, Exhibit 10.37, which exhibit is incorporated herein by reference.)

Director Independence

Two members of the Company’s Board of Directors serve on the Compensation Committee and Audit Committee, namely Tommy Thompson and Allen Wheeler.  Mr. Thompson chairs the Compensation Committee and Mr. Wheeler chairs the Audit Committee.  Neither Mr. Wheeler nor Mr. Thompson is deemed the ‘financial expert’ for purposes of serving on the Audit Committee.

Promoters and Certain Control Persons

None.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate amount expected to be billed for the annual audit for the year ended December 31, 2010 for professional services rendered by BDO, USA, LLP is $130,000.   Rosenberg Rich Baker Berman & Company billed the Company $32,675 for professional services rendered for the annual audit fee for the year ended December 31, 2009 and for quarterly review of the Company’s financial statements for 2010, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2010 rendered by BDO, USA, LLP is $9,000.  Rosenberg Rich Baker Berman & Company billed the Company $5,000 for tax return preparation for the year ended December 31, 2009.

All Other Fees.  We incurred no other fees for the 2010 and 2009 fiscal years.

(Remainder of page intentionally left blank.)

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)
3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)
3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)
3.2	04/03/01
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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.02	09/15/06	Promissory Note, form of(1)
10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)
10.04	09/01/07	Consulting Agreement between CareView-TX and John R. Bailey(1)
10.05	09/01/07	Consulting Agreement between CareView-TX and Steven G. Johnson(1)
10.06	09/04/07	Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.07	10/17/07	Subordinated Convertible Note, form of(1)
10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.13	12/13/07	Insider Trading Policy for 2007, form of(1)
10.14	02/13/08	Advisory Board Charter(1)
10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)
10.16	n/a	Stock Purchase Agreement, form of(1)
10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)

10.18	10/01/08	Extension of Consulting Agreement between CareView-TX and John R. Bailey(1)
10.19	10/01/08	Extension of Consulting Agreement between CareView-TX and Steve G. Johnson(1)
10.20	10/01/08	Extension of Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.21	10/01/08	Employment Agreement with Samuel A. Greco(1)
10.22	10/01/08	Employment Agreement with Steven G. Johnson(1)
10.23	10/01/08	Employment Agreement with John R. Bailey(1)
10.24	10/01/08	Employment Agreement with Kyle Johnson(1)
10.25	10/02/08	6% Promissory Note, form of(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)
10.28	02/09/09	LockUp Agreement, form of(1)
10.29	04/28/09	Promissory Note to David Webb for $83,333(1)
10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)
10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)
10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)
10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.35	06/03/09	Promissory Note to David Webb for $30,000(1)
10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)
10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)
10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)
10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)
10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)
10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)
10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)
10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)

10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni*
10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni*
10.71	12/17/10	Insider Trading Policy for 2010, form of*
14.00	n/a	2010 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2010 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/15/11	Subsidiaries of the Registrant*
31.1	04/15/11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	04/15/11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	04/15/11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	04/15/11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1) Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
(2) Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010.
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   April 15, 2011

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel A. Greco and John R. Bailey and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and do file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tommy G. Thompson	Chairman of the Board	April 15, 2011
Tommy G. Thompson

/s/ Steven Johnson	President, Chief Operating Officer, Director	April 15, 2011
Steven Johnson

/s/ Samuel A. Greco	Chief Executive Officer,	April 15, 2011
Samuel A. Greco	Director

/s/ Allen Wheeler	Director	April 15, 2011
Allen Wheeler

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CareView Communications, Inc.
Lewisville, TX

We have audited the consolidated balance sheet of CareView Communications, Inc. and subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. and subsidiaries at December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CareView Communications, Inc. and subsidiaries will continue as a going concern. As discussed in Note C to the financial statements, CareView Communications, Inc. and subsidiaries has not generated positive cash flows from operations and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Careview Communications, Inc. and Subsidiary

We have audited the accompanying balance sheets of Careview Communications, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years then ended. Careview Communications, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Careview Communications, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered an accumulated deficit and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note T to the financial statements, the Company has restated it financial statements as of December 31, 2009 and for the year then ended.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 31, 2010, except for note T
as to which the date is April 14, 2011

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
		(Restated)
ASSETS

Current Assets:
Cash	$26,565	$218,302
Accounts receivable	88,390	8,267
Other current assets	351,492	387,520
Total current assets	466,447	614,089
Fixed Assets:
Property and equipment, net of accumulated depreciation of $317,872 and $142,323, respectively	3,811,142	1,522,293
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $1,653,525 and $1,101,840, respectively	1,170,544	1,698,926
Other assets	512,352	80,783
Total other assets	1,682,896	1,779,709
Total assets	$5,960,485	$3,916,091
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$145,800	$136,151
Promissory notes payable, net of debt discount of $5,007	—	1,520,993
Due to officers	—	614,705
Note payable, net of debt discount of $60,679 and $101,995, respectively	38,647	89,873
Mandatorily redeemable equity in joint venture, net of debt discount of $60,679 and $101,995, respectively	38,647	89,873
Notes and loans payable to related parties	—	246,767
Accrued interest	25,256	94,374
Accrued interest on related party notes	—	18,796
Other current liabilities	41,545	211,984
Total current liabilities	289,895	3,023,516
Long-term Liabilities:
Note payable, net of current portion and net of debt discount of $159,772 and $204,111, respectively	289,448	179,624
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $159,772 and $204,111, respectively	289,448	179,624
Total long-term liabilities	578,896	359,248
Total liabilities	868,791	3,382,764
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 127,540,215 and 111,012,684 shares issued and outstanding, respectively	127,540	111,013
Additional paid in capital	35,588,416	12,096,352
Accumulated deficit	(30,508,296)	(11,656,538)
Total equity attributable to CareView Communications, Inc.	5,207,660	550,827
Equity attributable to noncontrolling interest	(115,966)	(17,500)
Total stockholders’ equity	5,091,694	533,327

Total liabilities and stockholders’ equity	$5,960,485	$3,916,091

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		(Restated)

Revenues, net	$325,968	$87,086
Operating expenses:
Network operations, including non-cash costs of $55,333 and $0, respectively	748,482	314,873
General and administration, including non-cash costs of $8,603,523 and $971,092, respectively	10,538,476	2,337,026
Sales and marketing	402,719	338,644
Research and development	698,282	540,440
Depreciation and amortization	733,575	631,568
Total operating expense	13,121,534	4,162,551

Operating loss	(12,795,566)	(4,075,465)
Other income (expense):
Interest expense	(324,887)	(1,163,600)
Financing costs	(5,842,370)	(1,021,559)
Interest income	509	5,406
Other income	12,090	61,545
Total other income (expense)	(6,154,658)	(2,118,208)
Loss before taxes	(18,950,224)	(6,193,673)

Provision for income taxes	—	—
Net loss	(18,950,224)	(6,193,673)

Net loss attributable to noncontrolling interest	(98,466)	(17,500)
Net loss attributable to CareView Communications	$(18,851,758)	$(6,176,173)
Loss per share, basic and diluted:
Net loss per share	($0.15)	($0.06)
Weighted average number of common shares outstanding	122,864,474	108,359,318

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional Paid in Capital
	Common Stock			Accumulated Deficit	Noncontrolling Interest
	Shares	Amount				Total

Balance, December 31, 2008	106,250,678	$106,251	$6,958,234	$(5,480,365)	$—	$1,584,120

Shares issued in private placement, net of fees of $69,524	2,508,542	2,509	1,223,207	—	—	1,225,716

Shares issued in exchange for debt	2,253,464	2,253	1,165,831	—	—	1,168,084

Warrants issued for services	—	—	65,600	—	—	65,600

Warrants issued with debt	—	—	684,488	—	—	684,488

Warrants issued for loan extension costs	—	—	1,093,500	—	—	1,093,500

Options issued as compensation	—	—	905,492	—	—	905,492

Net loss	—	—	—	(6,176,173)	(17,500)	(6,193,673)

Balance, December 31, 2009 (Restated)	111,012,684	111,013	12,096,352	(11,656,538)	(17,500)	533,327

Shares issued in private placement, net of fees of $433,687	12,173,040	12,173	6,464,562	—	—	6,476,735

Shares issued in exchange for debt, accrued interest and accounts payable	4,068,982	4,069	2,111,800	—	—	2,115,869

Shares issued as part of settlement of lawsuit	25,000	25	46,225	—	—	46,250

Shares issued for exercise of options	160,509	160	83,031	—	—	83,191

Shares issued for services	100,000	100	184,900	—	—	185,000

Options issued as compensation	—	—	1,200,753	—	—	1,200,753

Warrants issued for contract modifications	—	—	4,080,000	—	—	4,080,000

Warrants issued for financing costs	—	—	3,601,564	—	—	3,601,564

Warrants issued for loan extension costs	—	—	1,958,647	—	—	1,958,647

Warrants issued for services	—	—	570,600	—	—	570,600

Re-priced warrants related to compensation	—	—	3,189,982	—	—	3,189,982

Net loss	—	—	—	(18,851,758)	(98,466)	(18,950,224)

Balance, December 31, 2010	127,540,215	$127,540	$35,588,416	$(30,508,296)	$(115,966)	$5,091,694

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(18,950,224)	$(6,193,673)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	181,890	80,316
Amortization of intangible assets	551,685	551,252
Amortization of debt discount	176,316	968,859
Amortization of distribution/service costs	55,332	—
Financing costs	3,673,723	—
Stock based compensation	4,390,735	905,492
Warrants issued for services	86,538	65,600
Warrants issued for contract modification costs	4,080,000	—
Warrants issued for loan extension costs	1,958,647	1,021,559
Shares issued for services	85,000	—
Shares issued as part of settlement of lawsuit	46,250	—
Changes in operating assets and liabilities:
Accounts receivable	(80,123)	(8,267)
Prepaid expenses and other assets	127,405	(766,297)
Accounts payable	65,649	118,615
Accrued interest	39,289	145,470
Other liabilities	(631,485)	405,413

Net cash flows used in operating activities	(4,143,373)	(2,705,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,455,773)	(777,840)
Security deposit	(75,000)	—
Patent and trademark costs	(23,303)	(22,024)
Proceeds from the disposal of assets	—	16,000

Net cash flows used in investing activities	(2,554,076)	(783,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of fees	6,476,735	1,225,716
Proceeds from exercise of options	83,191	—
Proceeds from notes and loans payable	30,000	761,602
Proceeds from notes payable-related parties	—	246,767
Repayment of notes payable	(54,114)	—
Repayment of related party loan	(30,100)	—
Investment of mandatorily redeemable equity from noncontrolling interest in joint venture	—	575,603

Net cash flows provided by financing activities	6,505,712	2,809,688

Decrease in cash	(191,737)	(679,837)
Cash, beginning of year	218,302	898,139
Cash, end of year	$26,565	$218,302

Cash paid for interest	$109,281	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in exchange for debt, accrued interest, and accounts payable	$2,115,869	$1,168,084
Shares issued for services	$185,000	$—
Warrants issued for services	$491,500	$—
Debt discount from the issuance of project warrants	$—	$636,752

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE A – THE COMPANY

CareView Communications, Inc., a Nevada corporation (“CareView-NV” or the “Company”), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.  The CareView System™ creates a high-speed data network throughout a healthcare facility to provide bedside, point-of-care monitoring, movies and patient education and wireless connectivity throughout the facility, allowing remote monitoring of medical equipment in patient’s room and deployment of other emerging point-of-care technologies, which includes a fall prevention and management system and an ulcer prevention and management system.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”).  Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas.  Pursuant to the terms of the Operating Agreements of each of the Project LLCs, the Company is the managing member.  Refer to NOTE M – JOINT VENTURE AGREEMENT.

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV,  and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its Project LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s Subsidiaries and the Company’s LLCs.  All intra-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company uses a qualitative analysis to determine if it is the primary beneficiary of a VIE. The Company considers whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2010 and 2009, management evaluated its past due receivables and concluded an allowance for doubtful accounts was not needed.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation.  Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred.  The Company includes Network Equipment in fixed assets upon receipt, but only begins depreciating the Network Equipment when such equipment is ready and available for use.  The Company attributes no salvage value to the Network Equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years.  Also using the straight-line method, depreciation of office and test equipment, warehouse equipment and furniture is based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Allowance for System Removal

The Company would remove the CareView System™ due to a number of factors, including, but not limited to, collection and revenue performance issues.  The Company regularly evaluates the installed CareView Systems™.  An allowance is set up based on the estimated cost to de-install.  As of December 31, 2010 and 2009, no de-installations had occurred and no allowance was established.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, such as property and equipment, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value based on discounted cash flows.

Intangible Assets

The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 350, the Company amortizes its intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents.  Additionally, the Company tests its intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable.  No impairment was recorded for the years ended December 31, 2010 and 2009.

Intellectual Property

The Company capitalizes certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for its CareView System™ in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System™ not to exceed five years.

At both December 31, 2010 and 2009, the Company had capitalized intellectual property costs totaling $2,752,933. During the years ended December 31, 2010 and 2009, the Company capitalized no additional intellectual property costs.  The Company’s amortization of intellectual property costs totaled $550,588 for each of the years ended December 31, 2010 and 2009.  Accumulated amortization at December 31, 2010 and 2009 was $1,651,764 and $1,101,176 respectively.

The table below lists amortization expense for currently amortizable capitalized intellectual property costs for future periods:

Years ending December 31,

2011	$550,588
2012	$550,581

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and Trademarks

Patents and trademarks are being amortized over 20 and 10 years, respectively, using the straight line method.  The Company begins amortization of these costs on the date patents or trademarks are awarded.

The Company capitalized $23,303 and $1,493 in patent costs for the years ended December 31, 2010 and 2009, respectively.  Amortization charged to operations for the years ended December 31, 2010 and 2009 was $332 and $320, respectively.  The Company capitalized $0 and $20,531 in trademark costs for the years ended December 31, 2010 and 2009, respectively.  Amortization charged to operations for the years ended December 31, 2010 and 2009 was $766 and $344, respectively.

The amortization expense for currently amortizable patent and trademark costs for future periods is $1,121 for each year ending December 31, 2011 through 2015 and $8,629 thereafter.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments.  Interest rates that are currently available to the Company for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s short and long-term debt.

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820 “Fair Value Measurements and Disclosures”. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1  Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument

Level 3  Unobservable inputs for the asset or liability.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of December 31, 2010:

Description	Assets/ (Liabilities) Measured at Fair Value at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)
Accrued Gross Income Interest	$29,511	$-0-	$-0-	$29,511

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include are the accrued gross income interest discussed in NOTE S – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT.  The fair value of this accrued gross income interest is included in other current liabilities on the accompanying consolidated financial statements.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level3)
	2010	2009

Beginning balance	$-0-	$-0-
Purchases, issuances, and settlements	29,511	-0-
Transfers in and/out of Level 3	-0-	-0-
Ending balance	$29,511	$-0-

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period.  Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted.  Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added.  Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted.  The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when installation and official acceptance by the facility occurs, and when collection is probable.  Because the Company consolidates its financial statements, 100% of the revenue generated by the Project LLCs is included in the Company’s results with all intra-company accounts and transactions eliminated in consolidation.

The Company offers CareView’s services through a subscription-based contract with each facility for a standard term of five years and accordingly, Primary Package revenue is recognized on a straight-line basis over the contract term. The contract requires the facility to pay the Company the subscription fee monthly.  The Company begins to bill monthly subscription fees to the facility upon official acceptance of the CareView System™ by the facility.  During the term of the contract, the Company provides continuous monitoring of the CareView System™ and is required to maintain and service all CareView System™ equipment. If the customer requires additional products or services, the contract is amended with new pricing or revenue sharing terms and conditions.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants. Potential common shares totaling 32,972,616 and 26,766,587 at December 31, 2010 and 2009, respectively have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by the Company.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718-10, “Share Based Payments.” Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions.

Debt Discounts and Deferred Financing Costs

Costs incurred with parties who are providing long-term financing, which include warrants issued with the underlying debt, are reflect as a debt discount based on the relative fair value of the debt and warrants.  These discounts are generally amortized over the life of the related debt using the effective interest rate method.  In connection with debt issued during the years ended December 31, 2010 and 2009, the Company recorded debt discounts totaling $0 and $684,488, respectively.  The aggregate balance of unamortized debt discount at December 31, 2010 and 2009 was $440,904 and $617,219, respectively.  Amortization expense related to debt discounts totaled $176,316 and $968,859 for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense on the accompanying consolidated financial statements. Amortization of debt discounts for 2011 and 2012 is expected to be approximately $199,000 and $242,000, respectively and $0 thereafter.

At December 31, 2010 and 2009, deferred financing costs were $0 and $72,160, respectively.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included network operations on the accompanying consolidated financial statements.

Advertising Costs

The Company expenses all advertising costs as incurred.  The Company incurred no advertising costs during 2010 and 2009.

Concentration of Credit Risks and Customer Data

The Company currently derives all of its revenues from hospitals. For the year ended December 31, 2010, two hospitals accounted for approximately 56% and 20% of the Company’s revenues.  No other hospital accounted for 10% or more of the Company’s revenues.  For the year ended December 31, 2009, the same two hospitals accounted for 38% and 61% of the Company’s revenues, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Recently Issued and Newly Adopted Accounting Pronouncement

Adoption of New Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidation (ASC 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17), which is effective for annual periods beginning after November 15, 2009.  ASU 2009-17 requires Company management to consider a variable entity’s purpose and design and the Company’s ability to direct the activities of the variable interest entity that most significantly impact such entity’s economic performance when determining whether such entity should be consolidated.  The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010.  The provision had no impact on the Company’s consolidated financial position or results of operation upon adoption.

In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010; however, the effect of this pronouncement was not material to the consolidated financial statements.

Reclassifications

Certain 2009 amounts have been reclassified to conform to current year presentation.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $12,796,000, had negative cash flow from operations of approximately $4,143,000, and had an accumulated deficit of approximately $30,508,000 at December 31, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities for the CareView System™, however, there are no assurances that management will be successful in their efforts.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE D – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2010, the Company had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by the Company’s Board of Directors.

Common Stock

At December 31, 2010, the Company had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 127,540,215 shares of Common Stock issued and outstanding.

Between January and April 2010, the Company sold an aggregate of 11,378,040 shares of Common Stock for an aggregate purchase price of $5,916,672, resulting in cash to the Company of $5,510,185, net of placement costs.  These shares were sold as part of the Company’s August 2009 Offering of 15,000,000 shares of its Common Stock at $0.52 per share for an aggregated offering of $7,800,000 (the “August 2009 Offering”).

In March 2010, debt was converted into shares of the Company’s Common Stock at a price of $0.52 per share, including: (i) certain related party notes, including interest, in the aggregate of  $239,835 into an aggregate of 461,220 shares; (ii) bridge loans in the aggregate of  $1,616,931 in principal and interest into an aggregate of 3,109,487 shares; (iii) a loan, including interest, for $203,103 into 390,583 shares; and (iv) certain accounts payable for $56,000 into 107,692 shares.

In May 2010, an Option to purchase 160,509 shares of Common Stock of the Company under the 2007 Plan was exercised for $83,191.  In June 2010, the Company issued 25,000 shares of Common Stock as with an estimated fair value of $46,250 based on the closing market price on the date of the transaction part of a settlement agreement, which amount was recorded as settlement expense in general and administration in the accompanying consolidated financial statements. (See NOTE Q - SETTLEMENT OF LAWSUIT.)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Also in June 2010, the Company engaged a law firm to represent the Company on general business matters and litigation.  A retainer was paid through the issuance of 100,000 shares of the Company’s restricted Common Stock at a price of $1.85, the closing market price on the date of the transaction.  (the “Retainer Shares”).  The agreement calls for the law firm’s monthly bills to be applied 50% to the Retainer Shares and 50% paid per the invoice terms.  In June 2009, the Company also paid them a retainer through the issuance of 192,308 shares of the Company’s restricted Common Stock at a price of $0.52.

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the “July 2010 Offering”).  The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

In February 2009, the Company accepted subscription agreements from four individuals whereby the Company sold an aggregate of 176,924 shares of its restricted Common Stock at $0.52 per share for an aggregate purchase price of $82,800, net of placement costs.

Also in June 2009, pursuant to the conversion provisions of Subordinated Convertible Notes (the “Notes”) with an entity and an individual, the Company converted the outstanding principal balance and accrued but unpaid interest under the Notes into shares of the Company’s restricted Common Stock.  An aggregate of $1,168,084 was converted into an aggregate of 2,253,464 shares at a conversion price of approximately $0.52 per share.

On August 8, 2009, the Company approved a private placement under which it offered 10,000,000 shares for a maximum offering price of $5,200,000. On March 26, 2010, the Company’s Board of Directors approved an increase in the number of shares to be offered in the August 2009 Offering to 15,000,000 shares for aggregate gross proceeds of $7,800,000. Through December 31, 2009, the Company sold an aggregate of 2,331,618 restricted shares of Common Stock for an aggregate purchase price of $1,212,441, or $0.52 per share, resulting in cash to the Company of $1,142,916, net of placement costs. The aggregate shares and purchase price includes the Retainer Shares described above.  The offering was made in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants

The Company issues Common Stock Purchase Warrants to purchase underlying shares of the Company’s Common Stock (“Warrants”) to pay for selected transactions.  For the years ended December 31, 2010 and 2009, Warrants were analyzed for classification and determined to be properly recorded as equity.

The valuation methodology used to determine the fair value of the Warrants issued and revised during the years ended December 31, 2010 and 2009 was the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants.

During the year ended December 31, 2010, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Modification of contract (see NOTE S)	3,000,000	$1.00	5	$4,080,000
Loan extension (see NOTE I)	2,499,975	$0.52	5	1,958,647
Loan inducement (see NOTE I)	2,300,000	$1.00	5	2,852,000
Financing costs (see NOTE P and below)	889,683	$0.52	2-10	749,564
Services (see below)	610,000	$0.52-$1.25	5	570,600
	9,299,658			$10,210,811

In July, 2010, the Company issued an individual 39,683 Warrants with a fair value of $67,064 in exchange for consulting services rendered pursuant to the Develo Consulting Agreement of September 1, 2009.  The Warrants were valued on the date of the grant using a term of two (2) years; volatility of 92.98%; risk free rate of 0.63%; and a dividend yield of 0%.  The $67,064 was reported as financing costs in other income (expense) in the accompanying consolidated financial statements.

During 2010, the Company issued Warrants to certain unrelated parties for services including: (i) 200,000 Warrants with a fair value of $166,000, see NOTE O for details; (ii) 10,000 Warrants with a fair value of $15,600, recorded as consulting expense in general and administration on the accompanying consolidated financial statements (volatility – 90.50%, risk free interest rate – 2.56%, term- five (5) years, and dividend yield – 0%); (iii) 50,000 Warrants with a fair value of $63,500, recorded as non-cash compensation in general and administration on the accompanying consolidated financial statements (volatility – 94.67%, risk free interest rate – 1.57%, term- five (5) years, and dividend yield – 0%); and (iv) 350,000 Warrants with a fair value of $325,500, under the terms of a two (2) year consulting agreement – $7,438 was recorded as non-cash compensation in general and administration, and $318,062 as prepaid consulting expense-long term in other assets on the accompanying consolidated financial statements (volatility – 96.66%, risk free interest rate – 1.97%, term- five (5) years, and dividend yield – 0%).

Also during 2010, the Company revised the exercise price from $1.04 to $0.52 and the expiration date from December 13, 2010 to December 13, 2017 of certain Warrants issued in 2007 for the purchase of

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

4,253,309 shares of the Company’s Common Stock.  The fair value related to this revision totals $3,189,982 and was recorded as non-cash compensation in general and administration on the accompanying consolidated financial statements (volatility – 79.7%; risk free interest rate – 3.66%; term-seven and one half (7.5) years, and a dividend yield – 0%).

During the year ended December 31, 2009, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Loan extension (See NOTE I)	3,433,500	$0.52	5	$1,141,236
Financing costs	2,409,498	$0.52-$0.55	2-5	1,616,503
Project warrants (See NOTE M)	1,151,206	$.52	5	1,124,728
Services	200,000	$0.52	5	65,600
	7,194,204			$3,948,067

During 2009, the Company issued Warrants to certain unrelated parties as financing costs (all of which were recorded as additional paid in capital on the accompanying consolidated financial statements) including: (i) 148,000 Warrants with a fair value of $39,368 (volatility – 72.13%, risk free interest rate – 1.65%, term- five (5) years, and dividend yield – 0%); (ii) 100,000 Warrants with a fair value of $79,900 (volatility – 125.67%, risk free interest rate – 0.91%, term- two (2) years, and dividend yield – 0%); and (iii) 2,161,498 Warrants with a fair value of $1,497,235, (volatility – 94.33%, risk free interest rate – 1.14%, term- two (2) years, and dividend yield – 0.

Also during 2009, the Company issued 200,000 Warrants with a fair value of $65,600 to an unrelated party for services, recorded as consulting expense in general and administration on the accompanying consolidated financial statements (volatility – 86.06%, risk free interest rate – 2.58%, term- five (5) years, and dividend yield – 0%).

The weighted average fair value of Warrants granted and the assumptions used in the Black-Scholes Model during the years ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009
Risk-free interest rate	0.63-3.66%	0.91-2.69%
Volatility	79.70-96.33%	72.13-125.67%
Term	2-10	2-5
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of its stock prices (and that of peer entities whose stock prices were publicly available).  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.  The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during 2007-2009.

A summary of the Company’s Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2008	10,228,309	$0.52-1.04	$0.94	2.4
Granted	7,194,204	0.52-0.55	0.53	3.7
Exercised	-0-	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2009	17,422,513	0.52-1.04	0.77	2.3
Granted	9,299,658	0.52-1.25	0.83	4.8
Exercised	-0-	-0-	-0-	-0-
Expired	(4,000,000)	1.04	1.04	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2010	22,722,171	$0.52-$1.25	$0.65	4.0
Vested and Exercisable at December 31, 2010	22,722,171	$0.52-$1.25	$0.65	4.0

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

Effective April 1, 2005, CareView-TX established a stock incentive plan (“2005 Plan”) pursuant to which 238,625 shares of Common Stock were reserved for issuance upon the exercise of options.  The 2005 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company.  Under the 2005 Plan, CareView-TX issued 31,818 options to an individual in June 2005 and 92,886 options to eight individuals in 2007.

Effective December 3, 2007, the Company established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”).  In conjunction with the creation of the 2007 Plan, the 2005 Plan was cancelled, all outstanding options under the 2005 Plan were cancelled, and the 2007 Plan Options were granted on a one for 64.2036 basis.  Pursuant to the terms of the 2005 Plan, all outstanding options were vested immediately as a result of the change in control.  The 2007 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors to the Company.  In August 2009, the Company amended the terms of three of its previously issued 2007 Plan Options wherein 600,000 underlying shares became immediately vested and the exercise period upon termination of employment for any reason was extended to a period of three (3) years from the date of termination.  All other provisions of the 2007 Plan Options remained unchanged.  As of October 9, 2009, options to purchase all available shares under the 2007 Plan had been issued and the Plan was closed.  In November 2009, resulting from the termination of an employee, a 2007 Plan Option to purchase 10,000 shares was cancelled.  In May 2010, a 2007 Plan Option to purchase 160,509 shares of common stock was exercised for $83,191.  In December 2010, a 2007 Plan Option to purchase 32,102 shares expired.  At December 31, 2010, 2007 Plan Options to purchase 7,797,389 shares of the Company’s Common Stock remain outstanding.

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”).  The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.  In January 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In March 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share.  Also in March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled.  In May 2010, the Company granted a 2009 Plan Option to purchase 453,982 shares to a key employee, having an exercise price of $1.25 per share and which vests over a three year period, one-third per year on the anniversary date of the grant.  No 2009 Plan Options have been exercised.  As of December 31, 2010, 2009 Plan Options to purchase 2,453,056 shares of the Company’s Common Stock remain outstanding.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of the Company’s stock option activity under the 2007 and 2009 SOPs and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2008	5,496,265	$0.40	9.8
Granted	3,857,809	0.52
Exercised	-0-	-0-		$0
Cancelled	(10,000)	(0.52)
Balance at December 31, 2009	9,344,074	0.45	8.2	$10,752,333
Granted	1,103,982	0.72
Exercised	(160,509)	(0.52)		$213,750
Expired	(32,102)	(0.52)
Cancelled	(5,000)	(0.52)
Balance at December 31, 2010	10,250,445	$0.48	7.0	$11,372,288
Vested and Exercisable at December 31, 2010	8,283,968	$0.41	7.7	$9,642,895

The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.83 and $0.65, respectively.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009
Risk-free interest rate	0.78-1.05%	0.91-1.03%
Volatility	92.96-94.34%	94.33-98.45%
Expected life	2-5	2
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the stock option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

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

Share-based compensation expense for stock options recognized in our results for the years ended December 31, 2010 and 2009 ($1,200,753 and $905,492 respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At December 31, 2010 and 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1.6 and $0.9 million respectively, which is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE E – INCOME TAXES

The Company had federal net operating tax loss carry-forward of approximately $8,344,000 as of December 31, 2010.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2030.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,
	2010	2009

Expected income tax benefit at statutory rate of 35%	$(6,632,579)	$(2,167,765)
Other	18,710	-0-
Change in valuation account	6,613,869	2,167,765

Income tax expense (benefit)	$-0-	$-0-

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE E – INCOME TAXES (Continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2010	2009
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$2,920,548	$1,959,791
Research and development credit carry-forward	10,179	10,179
Amortization	712,823	458,023
Depreciation	7,718	2,468
Financing fees	2,402,830	358,000
Warrants	2,919,128	—
Stock based compensation	760,264	340,000
Officer compensation	216,000	216,000
Accrued interest	56,730	47,890
Less: valuation allowance	(10,006,220)	(3,392,351)
Net deferred tax asset	$-0-	$-0-

In 2010, the deferred tax valuation allowance increased by $6,613,869.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2010 and 2009, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2010 and 2009, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE F – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2010	2009
Other receivables-related party	$188,823	$185,823
Deferred costs	62,559	64,990
Prepaid expenses	90,959	63,033
Note receivable-employee	6,000	-0-
Other receivables	3,151	13,225
Equipment inventory to be deployed	-0-	49,825
Other assets	-0-	8,624
Employee advances	-0-	2,000
TOTAL OTHER CURRENT ASSETS	$351,492	$387,520

NOTE G – FIXED ASSETS

Fixed assets consist of the following:
	December 31,
	2010	2009
Network equipment	$3,871,785	$1,534,960
Office equipment	78,379	54,616
Furniture	61,560	52,196
Test equipment	59,741	17,357
Warehouse equipment	5,487	5,487
Vehicles	52,062	-0-
	4,129,014	1,664,616
Less: accumulated depreciation	(317,872)	(142,323)
TOTAL FIXED ASSETS	$3,811,142	$1,522,293

Depreciation expense for the years ended December 31, 2010 and 2009 was $181,890 and $80,316, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE H – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2010		December 31,2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$71,136	$1,761	$47,833	$664
Software development costs	2,002,933	1,201,764	2,002,933	803,858
Other intellectual property	750,000	450,000	750,000	297,318
TOTAL INTANGIBLE ASSETS	$2,824,069	$1,653,525	$2,800,766	$1,101,840

Other assets consist of the following:

	December 31, 2010	December 31, 2009
Prepaid consulting	$318,061	$-0-
Security deposits	83,624	8,624
Deferred costs	110,667	72,159
TOTAL OTHER ASSETS	$512,352	$80,783

NOTE I – PROMISSORY NOTES PAYABLE

Bridge Loan

On October 2, 2008, the Company issued Promissory Notes to nine individuals and entities in the aggregate amount of $1,000,000, on December 22, 2008 to six individuals and entities in the aggregate amount of $500,000, and on August 25, 2009 to an entity in the amount of $26,000 (the “Notes”). After allowing for extensions discussed below, all were due on April 15, 2010. The Notes accrued interest at a rate of 6% per annum.  In March 2010, the Notes plus accrued interest totaling an aggregate of $1,616,931 were converted into an aggregate of 3,109,487 shares of the Company’s Common Stock. In connection with the Notes dated October 2 and December 22, 2008, the Company issued 1,250,000 and 725,000 five-year Warrants at an exercise price of $0.52, respectively.  All Warrants associated with the Notes were valued using the Black-Scholes Model as of the date of the grant.  The Warrants issued on October 2, 2008 were valued using a term of two (2) years; volatility of 74.99%; risk free rate of 1.62%; and a dividend yield of 0%.  The Warrants issued on December 22, 2008 were valued using a term of two (2) years; volatility of 86.36%; risk free rate of 0.87%; and a dividend yield of 0%.  In connection with the Note dated August 25, 2009, the Company issued 58,500 Warrants on August 25, 2009.  The Warrants issued on August 25, 2009 were valued using a term of five (5) years; volatility of 87.82%; risk free rate of 2.48%; and a dividend yield of 0%, and were recorded as interest expense in other income (expense) on the accompanying consolidated financial statements.

Additionally, on May 29, 2009, the Company issued 3,375,000 Warrants at an exercise price of $0.52 to secure an extension on the October 2 and December 22, 2008 Notes until January 15, 2010 (the “First Extension”).  The Warrants were valued using a term of five (5) years; volatility of 84.78%; risk free rate of 2.55%; and a dividend yield of 0%.  The fair value of these Warrants was $1,093,719, of which $1,021,559 was recorded as financing costs in 2009 and $72,160 was recorded as deferred financing costs as of December 31, 2009 on the accompanying consolidated financial statements.  During 2010, the $72,160 was expensed as financing costs on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE I – PROMISSORY NOTES PAYABLE (continued)

Bridge Loan (continued)

On January 14, 2010, the Company entered into another extension (the “Second Extension”) whereby the maturity date of Notes was extended to June 15, 2010 in exchange for warrants to be issued to the note holders on a pro rata basis equal to 33,333 underlying shares per day from January 15, 2010 until the Notes are paid in full.  The Notes were paid in full on March 31, 2010 resulting in an aggregate of 2,499,975 Warrants being issued, with a fair value of $1,958,647, recorded as financing cost in other income (expense) on the accompanying consolidated financial statements.  The Warrants issued on March 31, 2010 were valued using a term of five (5) years; average volatility of 90.00%; average risk free rate of 2.40%; and a dividend yield of 0%.

A portion of the proceeds of the debt were allocated to the warrants based on their relative fair value. The debt discount created related to the October 2, December 22, 2008, and August 25, 2009 Notes has been fully amortized at December 31, 2010. In the case of the warrants issued to secure the First Extension and Second Extension, the value of the Warrants was expensed as non-cash financing costs over the life of the extensions.

Purchase Order Loan

In September 2010, the Company issued a purchase order to a manufacturer for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “ Purchase Order”) and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Purchase Order, the Company issued a Promissory Note to an unrelated entity in an amount up to the amount of the Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. As of December 31, 2010, no funds had been advanced under the Note; however, on January 13, 2011, $200,000 was advanced under the Note.  As consideration for the entity to secure the Purchase Order, the Company issued the entity a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.  The Warrant, valued at $2,852,000, was valued using the Black-Scholes Model on the date of the grant using a term of five (5) years; volatility of 96.33%; risk free rate of 1.17%; and a dividend yield of 0%.  The amount was recorded as financing costs in other income (expense) on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE J – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2010	2009
Accrued gross interest income	$29,511	$-0-
Insurance financing	10,623	11,761
Sales tax payable	1,411	2,504
Loan payable	-0-	160,000
Accrued commission	-0-	23,410
Customer deposits	-0-	13,819
Payroll liabilities	-0-	490
TOTAL OTHER CURRENT LIABILITIES	$41,545	$211,984

NOTE K – RELATED PARTIES

As of December 31, 2010, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company’s prior offices. The Company was also owed $103,000 from a related party for shared expenses related to consulting services rendered by two individuals.  The $189,000 is included in other current assets in the accompanying consolidated financial statements.

During 2009, the Company received $246,767 from related parties and simultaneously issued 12% interest bearing promissory notes (the “Notes”).  On March 31, 2010, certain Notes totaling $216,667 plus accrued interest of $23,167 were converted into an aggregate of 461,220 shares of the Company’s Common Stock at a price of $0.52 per share.  The balance of $30,100 was repaid in May 2010.

As of December 31, 2009, the Company had amounts due to officers for services rendered of approximately $615,000.  The entire amounts of the balances due were repaid during 2010.

NOTE L – COMMITMENTS AND CONTINGENCIES

On September 8, 2009, the Company entered into a 63-month Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX  75067.  On June 29, 2010, the Company and the landlord entered into a First Amendment to Commercial Lease Agreement (“First Amendment”).  The terms of the First Amendment provide (i) for the Company to lease an additional 6,032 square feet of space for an approximate total of 16,610 square feet of leased space, (ii) an extension of the Lease to a term of 68 months with a termination date of June 30, 2015, and (iii) an increase in the security deposit of approximately $8,500. Under the First Amendment, the landlord agreed to provide a tenant improvement allowance not to exceed $175,000 to be used toward the payment of construction costs.  The improvements were completed in January 2011.  The Lease contains renewal provisions under which the Company may renew the Lease for an additional three year period under the same terms and conditions.  The base lease rate for the expanded facility is $13,526 per month from July1, 2010 through October 31, 2011, $13,652 from November 1, 2011 through April 30, 2013, and $14,219 from May 1, 2013 to June 30, 2015.  Rent expense for the years ended December 31, 2010 and 2009 was $191,086 and $82,073, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE L – COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2010, future minimum rental payments are as follows:

Years Ending December 31,
2011	$162,570
2012	163,827
2013	168,358
2014	170,624
2015	85,312
Thereafter	-0-
Total	$750,691

NOTE M – JOINT VENTURE AGREEMENT

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”).  The Company will use the funds provided under the Rockwell Agreement to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities.  Upon completion, it is anticipated that there will be over 900 installations of the CareView System™ in the combined facilities.

Under the terms of the Master Investment Agreement, the Company will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”).

The Master Investment Agreement provides that the Company and Rockwell will establish an entity for each Project Hospital (the “Project LLC”) and that:

(i)   The Company will assign its hospital contracts to the Project LLC,

(ii)  The Company will provide the Project LLC with a limited, non-exclusive, royalty-free license of intellectual property rights to enable the Project LLC to use the intellectual property needed to operate the CareView Systems™ in each Project Hospital,

(iii)  The Company will sell all of the existing CareView Systems™ in the Project Hospitals to the Project LLC,

(iv)  The Company will acquire, install, set-up and then sell and maintain, on behalf of the Project LLC, all equipment and other personal property necessary for the operation of the CareView Systems™ at each Project Hospital,

(v)  The Project LLC will grant a security interest to Rockwell in all equipment, fixtures, and inventory, among other things, as collateral for payment of the Project Note, as described below.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE M – JOINT VENTURE AGREEMENT (continued)

The structure of the agreement between Rockwell and the Company is in the form of a Project LLC for each of the Project Hospitals.  Both Rockwell and the Company own 50% of each Project LLC. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital.  Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a promissory note bearing interest at 10% and 50% attributed to a member’s equity. The Project LLCs have an obligation to pay Rockwell a Preferential Return (the amount of Rockwell’s aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum, compounded annually.  Pursuant to FASB ASC 480-10-65 “Distinguishing Liabilities from Equity,” the Company classified this obligation as a mandatory redemption since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC.

Pursuant to ASC 810-10-15, the Company determined that the Project LLCs were within the scope of the variable interest entities (VIE) subsection of the codification.  We determined the LLC to be a VIE based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support.  Based on the guidance under ASC 810-10-15-14, the contribution by Rockwell was determined not to be an equity investment because equity investments are interests that are required to be recorded as equity in the entities financial statements.  The loans are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

Each Project LLC is governed by an Operating Agreement under which the Company and Rockwell are its initial members, each owning 50% of the outstanding ownership units.  Pursuant to Section 301 – Management of the Operating Agreement for each of CareView-Hillcrest and CareView-Saline, the Company is the Manager for each.  The Company, as Manager, has the authority to supervise, manage and control the business affairs and property of the Project LLCs, and to perform any and all acts or activities reasonably customary or incidental to the management of the Project LLCs. The Company also has the authority to sign all agreements, contracts and other instruments and documents that are necessary or appropriate in the ordinary course of the Project LLC’s regular business. In addition, as Manager, the Company has established power over key activities, is responsible for the procurement, installation, set-up and maintenance of the CareView Systems™ installed in the Project LLCs, and is responsible for receiving and distributing revenues from each Project LLC.

Pursuant to ACS 810-10, the Company has a controlling financial interest in the LLC based on the fact that as Manager, CareView has the power to direct the entity’s activities that most significantly impact the entity’s performance and has the obligation to absorb losses and the right to receive benefits of the entity that could potentially be significant to the VIE.  Accordingly, we determined that the Company is the Primary Beneficiary, and have eliminated all intra-company accounts and transactions in consolidation.

Further we evaluated Rockwell’s rights under the agreements, to determine if they had any participating rights that would overcome our requirement of consolidation.  Based on the following, we deemed the rights held by Rockwell to be protective rights which did not override the consolidation presumption.  There is no separate management agreement for the Project LLCs.  The Manager and the duties of the Manager are set forth in Article II of the Operating Agreement for each Project LLC.  The Project LLCs each have two members, the Company and Rockwell.  Each of the Company and Rockwell has one vote for all matters requiring a vote.  The Operating Agreement for each Project LLC names the Company as the Manager and lists its duties as follows.  Notwithstanding the authority granted to the Manager, the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE M – JOINT VENTURE AGREEMENT (continued)

following actions may only be taken if approved by the Members:  (i) amendment to the agreement or articles, (ii) issuance of more than the number of authorized units, (iii) discontinuation of the project or dissolution of the LLC, (iv) sale or disposition of substantially all of the Project LLC’s assets, (v) a merger, consolidation or reorganization, (vi) conversion of the LLC to a corporation, (vii) admission of new members, (viii) borrowing of funds other than the Project Loan, (ix) expenditures of more than $20,000, (x) amendment of contract with project hospitals, (xi) establishing amount of cash flow to be maintained, (xii) amending any agreement between the LLC and the Company, or (xiii) changing disposition of funds pursuant to the escrow agreement.  The Operating Agreement provides that the Company shall serve as Manager until removed or replaced by a vote of the members.  As Rockwell and the Company are the only members of the LLCs, the Company cannot be removed as Manager through a unilateral decision of Rockwell.

Rockwell provided $1,151,205 as the initial funding including $932,745 for the Hillcrest Project Hospital and $218,460 for the Saline Project Hospital, which funding was confirmed in a Funding Agreement entered into between the Company and Rockwell.  The Funding Agreement anticipates future funding as provided for in the Master Investment Agreement upon completion of the Project Hospitals. An aggregate of $575,603 of the initial funding was credited to Project Notes for Rockwell; $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline. An aggregate of $575,603 was credited to an investment interest of Rockwell (Rockwell’s Preferential Return); $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline.  The Project Notes to Rockwell and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%).

As additional consideration to Rockwell for providing the funding, the Company has agreed that upon completion of the Project Hospitals it will issue Rockwell a common stock purchase warrant (“Project Warrant”) granting Rockwell one warrant to purchase one share of common stock for each dollar of funding received for the Project Hospitals.  The five-year Project Warrant will have an exercise price of $0.52 per share.  On November 16, 2009, the Company recorded the issuance of 1,151,206 Warrants valued at $1,124,728.  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants were analyzed for classification and were included in additional paid-in-capital on the accompanying consolidated financial statements. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  Debt discount of $636,752 will be amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying consolidated financial statements.  Amortization expense totaled $171,309 and $24,540 for the years ended December 31, 2010 and 2009, respectively.  As any additional funding is provided, the Company will calculate for any additional Project Warrants due.

Once the full funding has been provided by Rockwell upon completion of the installations at the Project Hospitals, each Project LLC will replace the earlier Project Note with an amended and restated Project Note representing the outstanding balance due under the earlier Project Note plus any additional funding credited to the Project Note, which amended and restated Project Note will earn interest at the rate of ten percent (10%). Principal payments commence on the earlier to occur of the date that monthly Primary Package fees first become payable by each Project Hospital or six months from the date of the original Project Note; provided, however, that the entire outstanding principal balance and all accrued interest of a Project Note shall be paid in full on or before the third anniversary of the date that payments commenced thereunder.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE M – JOINT VENTURE AGREEMENT (continued)

Based on contractual revenue as of December 31, 2010, the Company estimated the current portion of the each Project Note, and recorded it accordingly.

Pursuant to the LLC Operating Agreements for the Project Hospitals, revenues generated from the sale of the Primary Package (“Primary Package Revenues”) are distributed as follows: (i) one-half toward payment of the Rockwell Note until paid in full, and (ii) one-half toward payment of Rockwell’s Preferential Return until paid in full. Once the Rockwell Note and Preferential Return have been paid in full, Primary Package Revenues are distributed as follows: (i) first, to the payment and/or reimbursement to the Hospital of the amounts the Hospital is entitled to receive pursuant to the Contract; (ii) second, to the payment to Rockwell of the Legal Fee Reimbursement (as provided for and defined in the Master Investment Agreement), (iii) third, to the payment of expenses of the Company and debt service on loans; and (iv) fourth, to the maintenance of reserves that are adequate (as determined by the Members) for working capital, property replacement reserves and current or budgeted capital expenditures; and (v) then, to the making of guaranteed payments to Members, including but not limited to the payment of any current or accrued obligations to the Company for its services as provided for in the Project Services Subcontract Agreement (as referred to in the Master Investment Agreement).  Any cash remaining from the Primary Package Revenues after the satisfaction of all of the above provisions shall be distributed to the Company and Rockwell in proportion to the ownership of each.

The Project LLCs have an obligation to pay Rockwell’s Preferential Return.  Pursuant to FASB ASC 480-10-65 “Distinguishing Liabilities from Equity,” the Company classified this obligation as a mandatory redemption since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC.

As Primary Beneficiary, the Company uses consolidation rules to record 100% of the activities from each joint venture, thereafter distributing the revenues on the agreed upon basis to the LLC members.  Revenues earned through the Project Hospitals are generated from monthly charges paid by each hospital for the Primary Package on installed CareView Systems™ and from purchase of entertainment products by patients.  Payments of revenues from each Project Hospital are deposited into an escrow account jointly controlled by the Company and the Project LLC pursuant to the Project Escrow Agreement.  Once deposits into the escrow account are collected by the escrow agent, they are immediately transferred into a separate account in the name of the Project LLC.

The Master Investment Agreement includes provisions under which the Company may elect to purchase, for cash, Rockwell’s entire interest in each Project LLC at a pre-determined price based on annualized net cash flow from the Project Hospital plus the payment of any unpaid Preferential Return (if any) and the estimated amount of any additional distributions that would be payable from the Project LLC to Rockwell during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  In addition, upon the Company’s purchase of Rockwell’s interest in a Project LLC, the Company would have to pay the remaining balance due (if any) under the Project Note and any forgone interest under the Project Note that would have accrued during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  Additionally, there are provisions under which Rockwell may elect, if the Project Note has been paid and Rockwell has received its Preferential Return, to require the Company to purchase its entire interest in each Project LLC based on a pre-determined percentage of the annualized net cash flow of the Project Hospital.  If Rockwell makes that election, the Company may chose to fund

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE M – JOINT VENTURE AGREEMENT (continued)

the purchase with a five-year promissory note bearing interest at 10% per annum.  Rockwell was granted preferred investor status that provides, in the event that the Company funds similar projects through a different investor with more favorable terms, that Rockwell may elect to amend the terms of its existing project funding to be consistent with those more favorable terms.

NOTE N – VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2010 and 2009 are as follows:

	2010	2009 (Restated)
Assets
Cash	$22,416	$-0-
Receivables	41,812	12,076
Total current assets	64,228	12,076
Property, net	380,980	192,284
Total assets	$445,208	$204,660

Liabilities
Accounts payable	$36,878	$-0-
Notes payable, net of debt discount of $60,679 and $101,995, respectively	38,647	89,873
Mandatorily redeemable interest, net of debt discount of $60,679 and $101,995, respectively	38,647	89,873
Accrued interest	25,257	17,770
Total current liabilities	139,429	197,516

Notes payable, net of debt discount of $159,772 and $204,111, respectively	289,448	179,624
Mandatorily redeemable interest, net of debt discount of $159,77 and $204,111, respectively	289,448	179,624
Total long term liabilities	578,896	359,248
Total liabilities	$718,325	$556,764

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE N – VARIABLE INTEREST ENTITIES (continued)

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the period from inception (November 16, 2009) to December 31, 2009 and for the year ended December 31, 2010 is as follows:

	Year Ended December 31, 2010	Inception (November 16, 2009) to December 31, 2009 (Restated)

Revenue	$213,217	$12,076
Operating expense	36,878	-0-
General and administrative expense	4,200	-0-
Depreciation	87,525	4,766
Total operating costs	128,603	4,766
Operating income	84,614	7,310
Amortization of debt discount	171,309	24,540
Interest expense	110,238	17,770
Total other expense	281,547	42,310
Loss before taxes	(196,933)	(35,000)
Provision for taxes	-0-	-0-
Net loss	(196,933)	(35,000)
Net loss attributable to noncontrolling interest	98,467	17,500
Net loss attributable to CareView Communications, Inc.	$(98,466)	$(17,500)

NOTE O – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with an entity to distribute the CareView System™ on the East Coast of the United States.  In addition to selling the CareView System™, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. At December 31, 2010, the Warrant had not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrants valued at $166,000 are being amortized over the life of the Agreement.  For the year ended December 31, 2010, the Company recognized expense of $55,333 as distribution expense in network operations and $110,667 as deferred distribution expense in other assets as of December 31, 2010 on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE P – LEASE LINE OF CREDIT

On January 28, 2010, the Company entered into a letter of agreement with an entity for a Lease Line of Credit (“Lease Line”) for up to $5 million.  Under the Lease Line, CareView will lease installed CareView Systems™ from the entity and will repay the draws on the Lease Line over a period of three (3) years.  CareView and the entity executed a Master Lease covering the installed CareView Systems™ which calls for pre-determined monthly rental over a three-year period (the “Base Term”).  Prior to the expiration of the Base Term, CareView may elect to (i) purchase the equipment or (ii) extend or renew the lease for an additional twelve (12) months with a subsequent option to return the equipment to Fountain.

An origination fee of one percent (1%) of the lease schedule amount will be due upon signing of each lease schedule.  The cost of equipment to entity shall not exceed $500,000 per month with each month carrying over to the next month if not used unless this limit is waived by the entity.  The draw window was open until December 5, 2010 (“Draw Window”).  To that date, the Company has not made a draw against the Lease Line.  In April 2010, CareView paid the entity $100,000, which represents a deposit of two percent (2%) of the unused Lease Line.  Upon execution of the Lease Line, CareView issued a ten-year Common Stock Purchase Warrant (the “Warrant”) to purchase a total of 450,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term of ten (10) years; volatility of 79.70%; risk free rate of 3.66%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the value of $382,500 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying consolidated financial statements.

In association with the Lease Line, in April 2010 the Company paid a separate, unrelated entity a cash finder’s fee of $100,000 and issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 400,000 underlying shares of the Company’s Common Stock at $0.52.  The Warrant was valued using the Black Scholes Model on the date of the grant using a term of five (5) years; volatility of 90.32%; risk free rate of 2.30%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the value of $300,000 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying consolidated financial statements.

NOTE Q – SETTLEMENT OF LAWSUIT

The Company filed a complaint on April 15, 2009 in the United States District Court for the Eastern District of Texas, Sherman Division, against Silicon Standard Corporation (“Silicon”) and its Chief Executive Officer, Howard Kuo, for breach of contract and fraud relative to the manufacture of the Company’s Room Control Platform. Silicon subsequently filed a counterclaim against the Company and also brought suit against Steven G. Johnson (“Johnson”), the Company’s President.  Silicon’s suit against the Company and Johnson included among other allegations a demand for alleged damages consisting of lost profits, excess inventory, additional labor, and added engineering.  All parties settled the litigation on May 20, 2010 and the Court dismissed the actions on June 30, 2010.  Terms of the confidential settlement included, among other things, mutual releases between the parties and the issuance of 25,000 shares of the Company’s Common Stock with an estimated fair value of $46,250 to Silicon, which amount was recorded as settlement expense in general and administration on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE R – LITIGATION

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  The Company has engaged legal counsel on its behalf and on behalf of the other Defendants to defend the lawsuit and to file a third party claim against the beneficiary.  Counsel and Company’s management do not believe that there are any meritorious claims against the Company or that this case will have any negative or material impact on the Company or its management; however the lawsuit is in its early stages and no range of possible loss is able to be determined as of the filing of these consolidated financial statements.

NOTE S – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On February 28, 2005, the predecessor of CareView-TX, CareView Communications, LLC, a Texas limited liability company (“CareView LLC”), entered into a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity to be known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”), and Dennis Langley (“Langley”).  Under the Subscription Agreement, T2 purchased a 17% ownership interest in CareView LLC for $1,000 and also received an Adjusted Gross Income Interest entitling T2 to receive 5% of the adjusted gross income of CareView LLC (the “5% AGII”).  The 5% AGII was considered senior to any other priority or preference of any kind and at no time could be diluted.   The 5% AGII included 5% of (i) all revenue of any type or nature from whatever source received by CareView LLC and its subsidiaries; less (ii) pre-tax, non-debt service, payments to non-affiliates or employees of the company, cost of goods sold (and not general and administrative expenses).

Under the Subscription Agreement, Thompson agreed to serve as the Chairman of the Board of CareView LLC for an initial service period of February 28, 2005 through May 31, 2008 which service period would continue in an evergreen fashion for successive three year terms.  In addition to serving as Chairman, other responsibilities were to be provided by Thompson; however, he was not required to spend more than 25% of his business related time in his capacity as Chairman or by providing other services to CareView LLC.  As consideration for those services to be rendered under Article IV of the Subscription Agreement (the “Article IV Payments”), Thompson was to be paid an Annual Base Payment of not less than $300,000 of which $100,000 was to be paid directly to T2 and $200,000 was to be paid to Akin Gump Strauss Hauer & Feld, LLP, a law firm with which Thompson is associated.  In addition to the Annual Base Payment, terms provided for Thompson to receive other perquisites and benefits comparable to CareView LLC senior executives, reimbursement of travel and related expenses, and reimbursement of legal fees and expenses in association with the preparation and closing of the Subscription Agreement.  Although Thompson began his service as Chairman, he was not required to provide any of the other services under the Subscription Agreement; however, neither he nor T2 would receive the Annual Base Payments or 5% AGII until the occurrence of two conditions subsequent to the Subscription Agreement; namely (i) the Company receiving financing and capitalization sufficient to adequately capitalize the Company, and (ii) the Company signing contracts with two federal hospitals and one private sector hospital.  Once the two subsequent conditions had been fulfilled, the amount of the Annual Base Payment

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE S – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (continued)

would be retroactively applied from March 1, 2005 until the date of the fulfillment of the subsequent condition even though Thompson and T2 might not have provided services under the Subscription Agreement during that time.  If Thompson’s services as Chairman were terminated by CareView LLC, T2 would be paid a lump sum on the end date of the service period equal to two year’s worth of the Annual Base Payment in effect at the time of termination.

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

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to the Subscription Agreement, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration on the accompanying consolidated financial statements.  The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement with CareView-TX, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries, which income interest is retroactive to the date of the Subscription Agreement.  In connection with the income interest, the Company executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley dated August 20, 2010.  The Agreement Regarding Gross Income Interest does not have a termination date; however it does provide that the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, for the Purchase Price and that Thompson, Murphy and Langley each have the right to require that their respective Gross Income Interest be purchased by the Company any time from September 1, 2011 until December 31, 2015, for the Purchase Price.  Purchase Price means, absent an agreement between Thompson, Murphy or Langley and the Company to the contrary, at CareView’s election, either: i) a monetary amount equal to the aggregated Gross Income Interest received by either of Thompson, Murphy or Langley in the twelve (12) month period immediately prior to the sale, transfer or exchange, or ii) the payment of the monetary amount as determined in i) above in shares of CareView’s Common Stock at Fair Market Value.  The Company has made a determination that the fair market value of the GII Owner’s Put is equal to the 1.5% earned each month for the twelve (12) month period preceding September 1, 2011, the first date at which the GII Owner’s Put can be exercised.  Accordingly, as of December 31, 2010, based on actual revenue for the months of September through December 2010 and estimated revenue for the months of January

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE S – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (continued)

through August 2011, the Company recorded a liability for the GII Owner’s Put of $29,511 (the estimated fair value of the GII Owner’s Put).  This liability will be analyzed and updated quarterly, based on actual revenues. In an additional term in the Gross Income Interest agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

NOTE T – RESTATEMENT OF ANNUAL AND INTERIM REPORTS

Subsequent to the filing of the Company’s Form 10, Amendment 3 filed on December 7, 2010, it was determined that the value allocated to Project Warrants issued as part of the Rockwell Agreement (more fully described in NOTE M – JOINT VENTURE AGREEMENT), should have been based on relative fair value of the Project Notes and Rockwell’s Preferential Return (collectively referred to as the “Debt”) and the Project Warrants.  Based on this determination, approximately 45% of the cash proceeds should have been allocated to the Debt and 55% of the proceeds should have been allocated to the Project Warrants. Accordingly, effective November 16, 2009, (the “Rockwell Agreement Date”), the Company reduced the debt discount by approximately $514,000. The Company is restating certain information in the consolidated financial statements for the year ended December 31, 2009, the six-month period ended June 30, 2010, and the three and nine-month periods ended September 30, 2010 to reflect the changes in the balance sheet and the related interest.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2010, the Company determined that a clerical error had been made in the valuation of warrants issued as part of a modification of an agreement between the Company and T2 (more fully described in NOTE S – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT), wherein $5,031,000 was recorded as contract modification expense in other income (expense) on the accompanying consolidated financial statements during the three-month period ended September 30, 2010.  The Company determined that the fair value at issuance was $4,080,000, an overstatement of $951,000.  The Company is restating certain information for the three-month period ended September 30, 2010 to include the $951,000 reduction and reclassifying the entire $4,080,000 to general and administration expense.

Subsequent to the filing of the Company’s Form 10, Amendment 3 filed on December 7, 2010 and the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2010, it was determined that the Company used the expected term when valuing certain Warrants issued in 2010. Management determined that the actual term of the Warrant should have been used in the calculation of fair value.  Aggregate adjustments of approximately $2,746,000 and $959,000 for the six months ended June 30, 2010 and three months ended September 30, 2010, respectively, were made to the accompanying consolidated financial statements

The Company concluded that the impact of making these changes is not material to the previously filed financial statements and related disclosures for the year ended December 31, 2009, and for the six-month period ended June 30, 2010, and three and nine-month period ended September 30, 2010, and therefore the Company did not amend its previous filings.  The tables on the following pages summarize the impact of the restatements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE T – RESTATEMENT OF ANNUAL AND INTERIM REPORTS (Continued)

	As of June 30, 2010 (unaudited)		As of September 30, 2010 (unaudited)
	As Reported	As Restated	As Reported	As Restated

Other current assets	$765,470	$562,995	$736,561	$522,386
Total current assets	$2,589,385	$2,386,910	$2,037,939	$1,823,764
Other assets	$1,771,417	$2,128,830	$768,163	$1,125,284
Total other assets	$3,194,536	$3,551,949	$2,076,634	$2,433,755
Total assets	$7,549,213	$7,704,151	$7,241,937	$7,384,883

Notes payable	$191,868	$191,868	$191,868	$191,868
Debt discount on note payable	$(152,073)	$(88,508)	$(133,383)	$(81,084)
Mandatorily redeemable equity in joint venture	$191,868	$191,868	$191,868	$191,868
Debt discount on mandatorily redeemable equity in joint venture	$(152,073)	$(88,508)	$(133,383)	$(81,084)
Total current liabilities	$336,965	$464,095	$240,186	$344,784

Notes payable	$383,735	$383,735	$372,309	$372,309
Debt discount on note payable	$(304,145)	$(177,163)	$(266,764)	$(162,327)
Mandatorily redeemable equity in joint venture	$383,735	$383,735	$372,309	$372,309
Debt discount on mandatorily redeemable equity in joint venture	$(304,145)	$(177,163)	$(266,764)	$(162,327)
Total long-term liabilities	$159,180	$413,144	$211,090	$419,964
Total liabilities	$496.145	$877,239	$451,276	$764,748

Total stockholders’ equity	$7,053,068	$6,826,912	$6,790,661	$6,620,135
Total liabilities and stockholders’ equity	$7,549,213	$7,704,151	$7,241,937	$7,384,883

(1)	As a result of the changes in the valuation of Warrants described above, the following changes are reported as of June 30 and September 30, 2010;
a.	Other current assets increased by $59,665 for both dates, and
b.	Other assets increased by $95,273 and $83,281, respectively.
(2)
As of June 30 and September 30, 2010, the Company reclassified non-cash deferred costs from other current assets to other assets resulting in a decrease to other current assets and an increase to other assets of $262,140 and $273,840, respectively;

(3)	As a result of the revised treatment of the Rockwell Project Warrants described above, the following changes are reported as of June 30 and September 30, 2010;
a.	The current portion of debt discount on note payable and the current portion of mandatorily redeemable equity in joint venture each decreased by $63,565 and $52,299, respectively, and
b.	The long-term portion of debt discount on note payable and the long-term portion of mandatorily redeemable equity in joint venture each decreased by $126,982 and $104,437, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE T – RESTATEMENT OF ANNUAL AND INTERIM REPORTS (Continued)

	For the Six Months Ended June 30, 2010 (unaudited)		For the Three Months Ended September 30, 2010 (unaudited)		For the Nine Months Ended September 30, 2010 (unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Network operations	$332,219	$336,485	$201,252	$203,385	$533,471	$539,870
General and administration	$2,625,971	$5,129,842	$690,165	$4,768,815	$3,316,136	$9,898,657
Total operating expense	$3,725,543	$6,233,680	$1,417,894	$5,498,677	$5,143,437	$11,732,357
Operating loss	$(3,616,498)	$(6,124,635)	$(1,328,771)	$(5,409,554)	$(4,925,269)	$(11,534,189)
Interest expense	$(92,687)	$(178,563)	$(29,131)	$(73,651)	$(121,818)	$(252,214)
Financing costs	$(1,729,284)	$(2,108,644)	$(108,757)	$(111,789)	$(1,838,041)	$(2,220,433)
Amortization of debt discount	$(196,875)	$-0-	$(112,142)	$-0-	$(309,017)	$-0-
Settlement expense	$(296,250)	$-0-	$-0-	$-0-	$(296,250)	$-0-
Contract modification expense	$-0-	$-0-	$(5,031,000)	$-0-	$(5,031,000)	$-0-
Total other income (expense)	$(2,313,711)	$(2,285,822)	$(5,271,046)	$(175,456)	$(7,584,757)	$(2,461,278)
Loss before taxes	$(5,930,209)	$(8,410,457)	$(6,599,817)	$(5,585,010)	$(12,530,026)	$(13,995,467)
Net loss	$(5,930,209)	$(8,410,457)	$(6,599,817)	$(5,585,010)	$(12,530,026)	$(13,995,467)
Net loss attributable to CareView Communication	$(5,820,488)	$(8,356,235)	$(6,538,211)	$(5,557,216)	$(12,358,699)	$(13,913,451)

Loss per share, basic and diluted:
Net loss per share	$(0.05)	$(0.07)	$(0.05)	$(0.04)	$(0.10)	$(0.11)
Weighted average number of shares outstanding	118,395,863	118,395,863	126,899,215	127,144,032	121,343,622	121,319,058

(4)	The following adjustments have been made to the six months ended June 30, 2010, and the three and nine months ended September 30, 2010 includes:
a.	As a result of the revaluation of a Warrant issued for services, network operations increase by $4,266, $2,133, and $6,399, respectively;
b.	As a result of the repricing of a previously issued Warrant, general and administration increased by $2,211,721, $0, and $2,211,721 respectively;
c.	As a result of the reclassification of settlement expense from other income (expense), general and administration increased by $296,250, $0, and $296,250, respectively;
d.	As a result of the revaluation of a Warrant issued for services, general and administration decrease by $4,100, $0, and $4,100, respectively;
e.
As a result of a combination of accounts within other income (expense) amortization of debt discount was eliminated and interest expense increased by $196,875, $112,142, and $309,017, respectively; and

f. g.
As a result of the revaluation of certain Warrant issued for financing, other income (expense) increased by $379,360, $3,032, and $382,392, respectively.
As a result of the revised treatment of the Rockwell Project Warrants described above, interest expense decreased $110,999, $67,622, and $178,621, respectively.

(5)
For the three and nine months ended September 30, 2010, the reduction in the valuation of contract modification expense of $951,000, partially offsetting the reclassification of $5,031,000 from other income (expense) to general and administration expense.

(6)	Weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 have been recalculated

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE T – RESTATEMENT OF ANNUAL AND INTERIM REPORTS (Continued)

	As of
	December 31, 2009
	As Reported	As Restated

Total assets	$3,916,091	$3,916,091

Notes payable	$191,868	$191,868
Debt discount on note payable	$(184,051)	$(101,995)
Mandatorily redeemable equity in joint venture	$191,868	$191,868
Debt discount on mandatorily redeemable equity in joint venture	$(184,051)	$(101.995)
Total current liabilities	$2,859,405	$3,023,517

Notes payable	$383,735	$383,735
Debt discount on note payable	$(368,101)	$(204,111)
Mandatorily redeemable equity in joint venture	$383,735	$383,735
Debt discount on mandatorily redeemable equity in joint venture	$(368,101)	$(204,111)
Total long-term liabilities	$31,268	$359,248
Total liabilities	$2,890,673	$3,382,765

Total stockholders’ equity	$1,025,418	$533,326
Total liabilities and stockholders’ equity	$3,916,091	$3,916,091

	For the Year Ended December 31, 2009
	As Reported	As Restated

Interest expense	$(1,185,961)	(1,163,600)
Total other income(expense)	$(2,140,570)	$(2,118,208)
Loss before taxes	$(6,216,035)	$(6,193,673)
Net loss	$(6,216,035)	$(6,193,673)
Net loss attributable to CareView Communication	$(6,187,354)	$(6,176,173)

Loss per share, basic and diluted:
Net loss per share	$(0.06)	$(0.06)
Weighted average number of shares outstanding	108,359,318	108,359,318

(1)	Loss before taxes for the year ended December 31, 2009 includes a reduction in amortization of debt discount of $22,361.
(2)	As a result of the revised treatment of the Rockwell Project Warrants described above, the following changes are reported as of December 31, 2009;
a.	The current portion of debt discount on note payable and the current portion of mandatorily redeemable equity in joint venture each decreased by $82,056, and
b.	The long-term portion of debt discount on note payable and the long-term portion of mandatorily redeemable equity in joint venture each decreased by $163,990.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE U – SUBSEQUENT EVENTS

On January 18, 2011, the Company’s Board of Directors approved the issuance of Non-Qualified Stock Options to Matthew Clark, a significant employee, for 75,000 underlying shares of the Company’s Common Stock (the “Option”) pursuant to the 2009 Plan.  The Option has an exercise price of $1.62 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.  Options for an aggregate of an additional 150,000 underlying shares were issued to 15 employees under the same terms.

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”).  Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 59 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.

On March 14, 2011, the Company entered into a hospital agreement to install the CareView System™ in a 436-bed facility.

On April 8, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised an Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of approximately $302,338.