Form 10-Q
period 2011-03-31
CareView Communications Inc
filed 2011-05-13
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of May 13, 2011 was 129,692,565.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS
Current Assets:
Cash	$12,340	$26,565
Accounts receivable	107,365	88,390
Other current assets	372,010	351,492
Total current assets	491,715	466,447
Fixed Assets:
Property and equipment, net of accumulated depreciation of $455,914 and $317,872, respectively	4,525,571	3,811,142
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $1,791,446 and $1,653,525, respectively	1,041,308	1,170,544
Other assets	457,832	512,352
	1,499,140	1,682,896
Total assets	$6,516,426	$5,960,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,212,289	$145,800
Note payable	550,000	—
Notes payable, net of debt discount of $26,778 and $60,679, respectively	45,312	38,647
Mandatorily redeemable equity in joint venture, net of debt discount of $26,778 and $60,679, respectively	45,312	38,647
Accrued interest	16,842	25,256
Other current liabilities	148,319	41,545
Total current liabilities	2,018,074	289,895
Long-term Liabilities
Notes payable, net of current portion and net of debt discount of $169,947 and $159,772, respectively	285,840	289,448
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $169,947 and $159,772, respectively	285,840	289,448
Total long-term liabilities	571,680	578,896
Total liabilities	2,589,754	868,791

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 127,540,215 issued and outstanding	127,540	127,540
Additional paid in capital	35,772,282	35,588,416
Accumulated deficit	(31,828,760)	(30,508,296)
Total CareView Communications Inc. stockholders’ equity	4,071,062	5,207,660
Noncontrolling interest	(144,390)	(115,966)
Total stockholders’ equity	3,926,672	5,091,694
Total liabilities and stockholders’ equity	$6,516,426	$5,960,485

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

 CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net	$109,071	$42,190

Operating expenses:
Network operations, including non-cash costs of $13,833 and $13,833, respectively	182,732	130,187
General and administration, including non-cash costs of $224,555 and $535,383, respectively	619,998	903,736
Sales and marketing	144,215	77,373
Research and development	157,848	136,069
Depreciation and amortization	275,964	164,971
Total operating expense	1,380,757	1,412,336

Operating loss	(1,271,686)	(1,370,146)

Other expense:
Interest expense	(77,202)	(107,186)
Financing costs	—	(2,063,919)
Total other expense	(77,202)	(2,171,105)

Loss before taxes	(1,348,888)	(3,541,251)

Provision for income taxes	—	—

Net loss	(1,348,888)	(3,541,251)

Net loss attributable to noncontrolling interest	(28,424)	(29,861)

Net loss attributable to CareView Communications, Inc. common shareholders	$(1,320,464)	$(3,511,390)

Loss per share, basic and diluted:

Net loss per share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	127,540,215	111,614,457

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,348,888)	$(3,541,251)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	138,042	27,324
Amortization of intangible assets	137,921	136,983
Amortization of financing costs	—	2,063,919
Amortization of debt discount	47,451	44,029
Amortization of distribution/service costs	13,833	13,833
Non-cash compensation	183,867	535,383
Changes in operating assets and liabilities:
Accounts receivable	(18,975)	(2,506)
Other current assets	20,172	(55,873)
Accounts payable	1,066,488	(576)
Accrued interest	(8,416)	63,119
Accrued expenses and other current liabilities	106,773	107,128

Net cash flows provided by (used in) operating activities	338,268	(608,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(852,471)	(36,233)
Purchase of patents and trademarks	(8,686)	—

Net cash flows used in investing activities	(861,157)	(36,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	430,360
Proceeds from notes and loans payable	550,000	30,000
Repayment of notes payable	(41,336)	—

Net cash flows provided by financing activities	508,664	460,360

Decrease in cash	(14,225)	(184,361)
Cash, beginning of period	26,565	218,302
Cash, end of period	$12,340	$33,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$37,555	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of notes payable, other debt, accrued interest and accounts payable into common stock	$—	$2,115,869

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRO-NOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc (“CareView” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

The Company’s significant accounting policies are summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments.  The fair value approximates carrying value as interest rates that are currently available to the Company for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's short and long-term debt.

ASC 820 requires that companies provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value.  The Company has only one Level 3 liability at March 31, 2011 but the reconciliation has not been presented due to the immateriality of the balance and related changes.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE B – STOCKHOLDERS’ EQUITY

Warrants

The valuation methodology used to determine the fair value of the Warrants issued and revised during the year ended December 31, 2010 was the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants.

During the year ended December 31, 2010, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exer- cise Term in Years	Fair Value
Modification of contract (see NOTE N)	3,000,000	$1.00	5	$4,080,000
Loan extension (see NOTE F)	2,499,975	$0.52	5	1,958,647
Loan inducement (see NOTE F)	2,300,000	$1.00	5	2,852,000
Financing costs (see below)	889,683	$0.52	2-10	749,564
Services (see below)	610,000	$0.52-$1.25	5	570,600
	9,299,658			$10,210,811

During the three months ended March 31, 2011, the Company did not issue any Warrants; however, it amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $13,833 as distribution/service costs in network operations and (ii) $40,688 as consulting expense in general and administration.

During the three months ended March 31, 2010, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) 200,000 Warrants with a fair value of $166,000 – $13,833 was charged to expense and recorded as distribution/service costs in network operations and $152,167 as deferred distribution/service costs in other assets; (ii) 450,000 Warrants with a fair value of $382,500 – $16,630 was charged expense and recorded as financing costs and $365,870 as deferred financing costs in other assets; (iii) 400,000 Warrants with a fair value of $300,000 – $16,483 was charged to expense and recorded as financing costs and $283,517 as deferred financing costs in other assets; and (iv) 2,499,975 Warrants with a fair value of $1,958,647 recorded as financing costs. The Company also amortized previously capitalized Warrant costs totaling $72,159 as financing costs in other expense in the accompanying condensed consolidated financial statements.

As of March 31, 2011, Warrants outstanding covered an aggregate of 22,722,171 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.25 per share resulting in a weighted average exercise price of $0.65 per share with a weighted average contractual life of 3.6 years.  As of March 31, 2011, unamortized costs associated with previously capitalized Warrants total approximately $374,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

During the first quarter ended March 31, 2011, 2009 Plan Options to purchase 230,000 underlying shares were issued to employees.  The ten-year 2009 Plan Options have an exercise price of between $1.53 and $1.62 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.  As of March 31, 2011, 2009 Plan Options to purchase 2,683,056 shares of the Company’s Common Stock remain outstanding.

In January 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In March 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share.  Also in March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled.  No 2009 Plan Options have been exercised.

A summary of the Company’s stock option activity under the 2007 and 2009 SOPs and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	10,250,445	$0.48	7.0	$11,372,288
Granted	230,000	1.62
Exercised	-0-	-0-
Expired	-0-	-0-
Cancelled	-0-	-0-
Balance at March 31, 2011	10,480,445	$0.51	7.2	$14,137,153
Vested and Exercisable at March 31, 2011	8,335,633	$0.41	7.6	$11,755,015

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $0.88.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Risk-free interest rate	1.00-1.22%	0.78-1.05%
Volatility	82.53-84.78%	92.96-94.34%
Expected life	3	2-5
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for stock options recognized in our results for the three months ended March 31, 2011 and 2010 ($183,867 and $535,383 respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At March 31, 2011 and December 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1.4 and $1.6 million respectively, which is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2011	December 31, 2010
Other receivables-related party	$188,823	$188,823
Prepaid expenses	114,109	90,959
Deferred costs	61,578	62,559
Note receivable-employee	6,000	6,000
Other receivables	1,500	3,151
TOTAL OTHER CURRENT ASSETS	$372,010	$351,492

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE D – FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2011	December 31, 2010
Network equipment	$4,721,521	$3,871,785
Office equipment	81,114	78,379
Furniture	61,560	61,560
Test equipment	59,741	59,741
Warehouse equipment	5,487	5,487
Vehicles	52,062	52,062
	4,981,485	4,129,014
Less: accumulated depreciation	(455,914)	(317,872)
TOTAL FIXED ASSETS	$4,525,571	$3,811,142

Depreciation expense for the three months ended March 31, 2011 and 2010 was $138,042 and $27,324, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:

		March 31, 2011		December 31, 2010
	Useful Life (in yrs)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	10 & 20	$79,821	$2,035	$71,136	$1,761
Software development costs	5	2,002,933	1,302,246	2,002,933	1,201,764
Other intellectual property	5	750,000	487,165	750,000	450,000
TOTAL INTANGIBLE ASSETS		$2,832,754	$1,791,446	$2,824,069	$1,653,525

Amortization expense for the three months ended March 31, 2011 and 2010 was $137,921 and $137,907, respectively.

Other assets consist of the following:

	March 31, 2011	December 31, 2010
Prepaid consulting	$277,374	$318,061
Deferred costs	96,834	83,624
Security deposit	83,624	110,667
TOTAL OTHER ASSETS	$457,832	$512,352

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE F – NOTES PAYABLE

Purchase Order Loan

In September 2010, the Company issued a purchase order to a manufacturer for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “ Purchase Order”) and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Purchase Order, the Company issued a Promissory Note to an unrelated entity in an amount up to the amount of the Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum.  During the three months ended March 31, 2011, $550,000 had been advanced under the Note.  The Note was paid in full on April 26, 2011.  As consideration for the entity to secure the Purchase Order, the Company issued the entity a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.  The Warrant has not been exercised.  The Warrant, valued at $2,852,000, was valued using the Black-Scholes Model on the date of the grant using a term of five (5) years; volatility of 96.33%; risk free rate of 1.17%; and a dividend yield of 0%. The amount was recorded as financing costs in the 4th Quarter of 2010.

Conversion of Bridge Loans

In March 2010, the Company converted promissory notes to nine individuals and entities totaling an aggregate of $1,616,931, including principal and accrued but unpaid interest, into an aggregate of 3,109,487 shares of the Company’s Common Stock.

On March 31, 2010, in conjunction with the extension of certain promissory notes, the Company issued Warrants for the purchase of an aggregate of 2,499,975 shares of the Company’s Common Stock, with a fair value of $1,958,647, was recorded as financing cost in other expense on the accompanying condensed consolidated financial statements during the three months ended March 31, 2010

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
Accrued payroll	$92,708	$-0-
Insurance financing	30,822	10,623
Accrued gross interest income	23,371	29,511
Sales tax payable	1,418	1,411
TOTAL OTHER CURRENT LIABILITIES	$148,319	$41,545

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE H – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2011 as a result of the losses recorded during the three months ended March 31, 2011 as well as additional losses expected for the remainder of 2011 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2011, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE I – RELATED PARTIES

As of March 31, 2011 and December 31, 2010, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company’s prior offices. The Company was also owed $103,000 from a related party for shared expenses related to consulting services rendered by two individuals.  The $189,000 is included in other current assets in the accompanying condensed consolidated financial statements.

NOTE J – JOINT VENTURE AGREEMENT

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”).  Under the terms of the Rockwell Agreement, the Company will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”).

Both Rockwell and the Company own 50% of each Project LLC formed for the Project Hospitals. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital.  Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a promissory note bearing interest at 10% and 50% attributed to member’s equity. The Project Notes are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.  Additionally, the Project LLCs have an obligation to pay Rockwell a Preferential Return (the amount of Rockwell’s aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum, compounded annually).  The Company classified this obligation as a liability since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet.

The Project LLCs were within the scope of the variable interest entities (VIE) subsection of the Financial Accounting Standards Board  Accounting Standards Codification and we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support. The Company consolidates the Project LLCs as it has the power to direct the activities and an obligation to absorb losses of the VIEs.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE J – JOINT VENTURE AGREEMENT (Continued)

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”).  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying condensed consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $47,451 and $44,029 for the quarters ended March 31, 2011 and 2010, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

NOTE K – VARIABLE INTEREST ENTITIES

The Company consolidates VIEs of which it is the primary beneficiary, which comprises the Project LLCs defined in Note J.  The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Assets
Cash	$9,625	$22,416
Receivables	34,554	41,812
Total current assets	44,179	64,228
Property, net	349,130	380,980
Total assets	$393,309	$445,208

Liabilities
Accounts payable	$49,487	$36,878
Notes payable, net of debt discount of $26,778 and $60,679, respectively	45,312	38,647
Mandatorily redeemable interest, net of debt discount of $26,778 and $60,679, respectively	45,312	38,647
Accrued interest	14,058	25,257
Total current liabilities	154,169	139,429

Notes payable, net of debt discount of $169,947 and $159,772, respectively	285,840	289,448
Mandatorily redeemable interest, net of debt discount of $169,947 and $159,772, respectively	285,840	289,448
Total long term liabilities	571,680	578,896
Total liabilities	$725,849	$718,325

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE K – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010

Revenue	$64,172	$23,114
Network operations	14,601	5,621
General and administrative expense	3,338	277
Depreciation	29,273	9,531
Total operating costs	47,212	15,429
Operating income	16,960	7,685
Amortization of debt discount	47,451	39,022
Interest expense	26,356	28,386
Total other expense	73,807	67,408
Loss before taxes	(56,847)	(59,723)
Provision for taxes	-0-	-0-
Net loss	(56,847)	(59,723)
Net loss attributable to noncontrolling interest	(28,424)	(29,861)
Net loss attributable to CareView Communications, Inc.	$(28,423)	$(29,862)

NOTE L – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with an entity to distribute the CareView System™ on the East Coast of the United States.  In addition to selling the CareView System™, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. At December 31, 2010, the Warrant had not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrants with a fair value of $166,000 are being amortized over the life of the Agreement.  For the three months ended March 31, 2011 and 2010, the Company recognized expense of $13,833 in both periods as distribution expense in network operations.  As of March 31, 2011 and December 31, 2010, the Company reported $96,834 and $110,667 respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

NOTE M – LITIGATION

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and one of its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  In April 2011, the parties settled the litigation under the following basic terms: (i) Plaintiffs will dismiss the entire lawsuit

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE M – LITIGATION (Continued)

and release all Defendants from all known and unknown claims, (ii) Plaintiffs will not be reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs will receive non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents are contributing to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims.

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”) , and Dennis Langley (“Langley”), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the quarter ended September 30, 2010.  The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015.  At March 31, 2011, based on actual revenue for the months of September 2010 through March 2011, and estimated revenue for the months of April 2011 through August 2011, the Company recorded a liability for the GII owner’s put of $21,341 (the estimated fair value of the GII owner’s put).  At December 31, 2010, based on actual revenue for the months of September through December 2010, and estimated revenue for the months of January 2011 through August 2011, the Company recorded a liability for the GII owner’s put of $29,511 (the estimated fair value of the GII owner’s put).  This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE O – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”).  Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 59 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. As of March 31, 2011, no units were installed in HMA hospitals.

NOTE P – SUBSEQUENT EVENTS

Exercise of Option

On April 8, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised a Non-Qualified Stock Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,338.

Exercise of Warrant

On April 29, 2011, Develo Financial Group, LLC (“Develo”) exercised an Option to purchase 148,000 shares under a Common Stock Purchase Warrant (“Warrant”).  In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 38,480 shares, resulting in an issuance to Develo of 109,520 shares of common stock.  Develo was issued the five-year Warrant as compensation for services rendered pursuant to a 2008 investment banking services agreement.

Repayment of Purchase Order Loan

As discussed above in NOTE F – NOTES PAYABLE, during the quarter ended March 31, 2011, the Company was advanced $550,000 under a Note in connection with the Purchase Order.  The Note was paid in full on April 26, 2011

Agreement with HealthCor

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”).  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “Notes”).  The Notes have a maturity date of April 20, 2021.

So long as no Event of Default (defined in the Notes) has occurred and is continuing, the outstanding principal balances of the Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”), at the rate of twelve and one-half percent (12.5%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the “First Five Year Interest Rate”), compounding quarterly, which accrued interest shall be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue Interest at the First Five Year Interest Rate (and, during the Second Five Year Note Period (as defined below), at the Second Five Year Interest Rate (as defined below), compounding quarterly.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE P – SUBSEQUENT EVENTS (Continued)

Agreement with HealthCor (Continued)

All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

So long as no Event of Default has occurred and is continuing, the outstanding principal balances of the Notes shall accrue interest from and after the end of the First Five Year Note Period through the maturity date (the “Second Five Year Note Period”), at the rate of ten percent (10%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the “Second Five Year Interest Rate”).  The interest accruing during the Second Five Year Note Period may be paid quarterly in arrears in cash or, at the Company’s option, such interest may be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the Second Five Year Interest Rate, compounding quarterly.  All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

From and after the date any Event of Default occurs, the First Five Year Interest Rate or the Second Five Year Interest Rate, whichever is then applicable, shall be increased by five percent (5%) per annum.  The Investors have the right, upon an Event of Default, to declare due and payable any unpaid principal amount of the Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time or times on or after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the Notes into fully paid and nonassessable shares of Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes.  The initial conversion rate is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Notes, subject to certain exceptions, if the Company issues common shares at a price per share less than the conversion rate at the time, the conversion rate will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the conversion rate following the first anniversary of the issuance of the Notes, then the conversion rate will be adjusted on a weighted average basis.

In the event of a change of control of the Company occurring during either the First Five Year Note Period or the Second Five Year Note Period, the remaining interest scheduled to be paid through the end of the applicable five-year period will be accelerated and paid to the Investors in the form of an additional convertible debt instrument, with the same terms as the Notes.  In such event, interest will cease to accrue on the Notes or such additional debt instruments until the end of the applicable five-year period, and the Investors will have the right, at their option, to convert or redeem the Notes and any such additional debt instruments.

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE P – SUBSEQUENT EVENTS (Continued)

Agreement with HealthCor (Continued)

Company’s Common Stock at an exercise price per share equal to $1.40 per share. The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.

Contemporaneously, the Company and the Investors executed a (i) Registration Rights Agreement pursuant to which the Company agrees to provide the Investors with certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and/or exercise of the Warrants, (ii) a Pledge and Security Agreement and (iii) an Intellectual Property Security Agreement pursuant to which the Company and certain of its subsidiaries granted the Investors a security interest in the Company’s and such subsidiaries’ tangible and intangible assets securing the Company’s performance of its obligations under the Notes.

Election of Jeffrey C. Lightcap as Director

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company’s Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee (or  committees serving similar functions) to consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, shall have the right to designate one (1) representative (the “Investor Designee”) to serve as a member of the Company’s Board of Directors, and as a member of the Company’s Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company’s Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee and Mr. Lightcap has not yet been elected to the Company’s Compensation Committee.  The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

Issuance of Option

On April 21, 2011, the Company issued a non-qualified stock option to an employee to purchase up to 5,000 underlying shares pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan (“2009 Plan”). The ten-year option have an exercise price of $1.66 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. This option was issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.  All certificates representing the securities issued upon exercise of the option will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE P – SUBSEQUENT EVENTS (Continued)

Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the New York District Court against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in NOTE P – SUBSEQUENT EVENTS.  The Company denies any such fees are due Focus and intends to defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2011, including the audited financial statements and notes included therein as of and for the year ended December 31, 2010, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “CareView,” or “our  Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

Caution Regarding Forward-Looking Statements

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

Overview

CareView was incorporated in the State of California in July 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999.  In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada.

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

On August 20, 2010, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). Under the Agreement, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. In addition, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries and executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley under which the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015.

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”), under which HMA will use the CareView System™ in each of its 59 hospitals across the U.S.

The Company’s current Hospital Agreements cover eleven (11) hospitals with an aggregate of approximately 3,250 beds of which 1,500 beds have already been installed.  In addition, the terms of the recently signed Master Agreement with HMA calls for a Hospital Agreement to be executed with each of HMAs 59 hospitals for an aggregate of approximately 8,900 beds.

Recent Events

Exercise of Option

On April 8, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised a Non-Qualified Stock Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,338.

Exercise of Warrant

On April 29, 2011, Develo exercised an Option to purchase 148,000 shares under a Common Stock Purchase Warrant (“Warrant”).  In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 38,480 shares, resulting in an issuance to Develo of 109,520 shares of the Company’s Common Stock.

Issuance of Option

On April 21, 2011, the Company issued a non-qualified stock option to an employee to purchase up to 5,000 underlying shares pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan (“2009 Plan”). The ten-year option have an exercise price of $1.66 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. This option was issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.  All certificates representing the securities issued upon exercise of the option will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Agreement with HealthCor

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”).  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “Notes”).  The Notes have a maturity date of April 20, 2021.  The Company reported the transaction in its Current Report on Form 8-K with the Commission on April 27, 2011.

Election of Jeffrey C. Lightcap as Director

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company’s Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee (or  committees serving similar functions) to consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, shall have the right to designate one (1) representative (the “Investor Designee”) to serve as a member of the Company’s Board of Directors, and as a member of the Company’s Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company’s Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee and Mr. Lightcap has not yet been elected to the Company’s Compensation Committee.  The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

Repayment of Purchase Order Loan

During the quarter ended March 31, 2011, the Company was advanced $550,000 under a Promissory Note issued in connection with the Ricoh Purchase Order.  The Note was paid in full on April 26, 2011.

Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the New York District Court against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in NOTE P – SUBSEQUENT EVENTS.  The Company denies any such fees are due Focus and intends to defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the three months ended March 31, 2011 and the fiscal year ended December 31, 2010 is that of the Company on a consolidated basis with its subsidiaries.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained in our Annual Report on Form 10-K filed with the Commission on April 15, 2011 and elsewhere in this document.  See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of March 31, 2011, the Company had cash of $12,340, a decrease of $14,225 from December 31, 2010.  Current liabilities increased $1,885,587 to $2,175,482 at March 31, 2011 from $289,895 at December 31, 2010, while working capital decreased $1,860,319 to $(1,683,767) at March 31, 2011 from $176,552 at December 31, 2010.  On April 21, 2011, the Company sold Senior Secured Promissory Notes totaling $20 million (more fully described in Recent Events herein and in the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2011).

Results of Operations – Comparison of Quarters Ended March 31, 2011 and March 31, 2010

For the three months ended March 31, 2011 and 2010, the Company had net revenue totaling $109,071 and $42,190, respectively.  This improvement of $66,881 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended March 31, 2011 and 2010, the Company’s operating expense totaled $1,380,757 and $1,412,336, respectively.  This decrease of approximately $32,000 is primarily a result of:

●
a decrease of approximately $285,000 in general and administration comprised of $311,000 in non-cash costs related to options and warrants issued by the Company during the period in 2010 compared to 2011 partially offset by an increase in other administrative costs of approximately $26,000;

●	an increase of approximately $111,000 in depreciation and amortization due to an increase in depreciable assets;

●	an increase of approximately $67,000 in sales and marketing also associated with the business expansion;

●	an increase of approximately $53,000 in network operations associated with the expansion of the Company’s business into new hospitals; and

●	an increase of approximately $22,000 in research and development costs.

Other expense decreased by $2,094,000 during the three months ended March 31, 2011 compared to the same period in 2010, primarily related to non-cash financing costs.

For the three months ended March 31, 2011, the Company recorded a net loss of approximately $1,320,000 compared to approximately $3,511,000 for the same period in 2010; an improvement of $2,191,000.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead. We do not contemplate attaining profitable operations until approximately the second half of 2011 nor is there any assurance that such an operating level can ever be achieved. We will be required to fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management expects that the available proceeds from the HealthCor transaction (as mentioned in Recent Events above) will satisfy the Company’s anticipated financial needs over the next twelve months.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel is hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

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

Changes in Internal Controls

During the three months ended March 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), claiming among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involves a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  In April 2011, the parties settled the litigation under the following basic terms: (i) Plaintiffs will dismiss the entire lawsuit and release all Defendants from all known and unknown claims, (ii) Plaintiffs will not be reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs will receive non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents are contributing to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims.

Item 1A.  Risk Factors.

CareView is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 18, 2011 and February 22, 2011, the Company issued non-qualified stock options to employees to purchase up to 230,000 underlying shares pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan (“2009 Plan”). The ten-year 2009 Plan Options have an exercise price of between $1.53 and $1.62 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.  At March 31, 2011, the Company had 2,683,056 options outstanding pursuant to the 2009 Plan. These options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.  All certificates representing the securities issued upon exercise of the options will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.02	09/15/06	Promissory Note, form of(1)
10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)
10.04	09/01/07	Consulting Agreement between CareView-TX and John R. Bailey(1)
10.05	09/01/07	Consulting Agreement between CareView-TX and Steven G. Johnson(1)
10.06	09/04/07	Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.07	10/17/07	Subordinated Convertible Note, form of(1)
10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.13	12/13/07	Insider Trading Policy for 2007, form of(1)
10.14	02/13/08	Advisory Board Charter(1)
10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)
10.16	n/a	Stock Purchase Agreement, form of(1)

10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)
10.18	10/01/08	Extension of Consulting Agreement between CareView-TX and John R. Bailey(1)
10.19	10/01/08	Extension of Consulting Agreement between CareView-TX and Steve G. Johnson(1)
10.20	10/01/08	Extension of Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.21	10/01/08	Employment Agreement with Samuel A. Greco(1)
10.22	10/01/08	Employment Agreement with Steven G. Johnson(1)
10.23	10/01/08	Employment Agreement with John R. Bailey(1)
10.24	10/01/08	Employment Agreement with Kyle Johnson(1)
10.25	10/02/08	6% Promissory Note, form of(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)
10.28	02/09/09	LockUp Agreement, form of(1)
10.29	04/28/09	Promissory Note to David Webb for $83,333(1)
10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)
10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)
10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)
10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.35	06/03/09	Promissory Note to David Webb for $30,000(1)
10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)
10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)
10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)
10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)
10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)
10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)
10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)
10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni(3)

10.71	12/17/10	Insider Trading Policy for 2010, form of(3)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
14.00	n/a	2010 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2010 Code of Business Ethics for Financial Executives, form of(1)
31.1	05/13/11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/13/11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/13/11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/13/11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)   Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.

(2)   Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010.

(3)   Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.

(4)   Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2011.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   May 13, 2011

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer