Form 10-Q
period 2011-06-30
CareView Communications Inc
filed 2011-08-22
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 22, 2011 was 130,096,075.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Current Assets:
Cash	$14,853,118	$26,565
Accounts receivable	98,558	88,390
Other current assets	882,127	351,492
Total current assets	15,833,803	466,447
Fixed Assets:
Property and equipment, net of accumulated depreciation of $772,065 and $317,872, respectively	6,500,446	3,811,142
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $1,929,371 and $1,653,525, respectively	909,984	1,170,544
Other assets	603,940	512,352
	1,513,924	1,682,896
Total assets	$23,848,173	$5,960,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$162,589	$145,800
Notes payable, net of debt discount of $19,552 and $60,679, respectively	38,990	38,647
Mandatorily redeemable equity in joint venture, net of debt discount of $19,552 and $60,679, respectively	38,990	38,647
Accrued interest	5,385	25,256
Other current liabilities	52,021	41,545
Total current liabilities	297,975	289,895

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $19,401,154	1,079,615	—
Conversion option liability	23,954,386	—
Warrant liability	8,280,961	—
Notes payable, net of current portion and net of debt discount of $153,183 and $159,772, respectively	297,516	289,448
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $153,183 and $159,772, respectively	297,516	289,448
Total long-term liabilities	33,909,994	578,896
Total liabilities	34,207,969	868,791

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 130,096,075 and 127,540,215 issued and outstanding, respectively	130,096	127,540
Additional paid in capital	37,010,756	35,588,416
Accumulated deficit	(47,331,234)	(30,508,296)
Total CareView Communications Inc. stockholders’ equity	(10,190,382)	5,207,660
Noncontrolling interest	(169,414)	(115,966)
Total stockholder’ equity	(10,359,796)	5,091,694
Total liabilities and stockholders’ equity	$23,848,173	$5,960,485

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues, net	$80,714	$66,855	$189,785	$109,045

Operating expenses:
Network operations, including non-cash costs of $13,834 and $13,833 for the three months ended June 30, 2011 and 2010, respectively, and $27,667 and $27,666 for the six months ended June 30, 2011 and 2010, respectively	468,646	206,298	651,378	336,485

General and administration, including non-cash costs of $12,547,347 and $3,415,168 for the three months ended June 30, 2011 and 2010, respectively, and $12,771,902 and $3,950,551 for the six months ended June 30, 2011 and 2010, respectively	13,206,035	4,226,106	13,826,033	5,129,842

Sales and marketing	148,472	93,869	292,687	171,242

Research and development	226,226	122,278	384,074	258,347

Depreciation and amortization	404,075	172,793	680,039	337,764
Total operating expense	14,453,454	4,821,344	15,834,211	6,233,680

Operating loss	(14,372,740)	(4,754,489)	(15,644,426)	(6,124,635)

Other income and (expense)
Interest expense	(1,155,124)	(71,377)	(1,232,326)	(178,563)
Amortization of financing costs-non-cash	—	(44,725)	—	(2,108,644)
Interest income	352	509	352	509
Other income	14	876	14	876
Total other income (expense)	(1,154,758)	(114,717)	(1,231,960)	(2,285,822)

Loss before taxes	(15,527,498)	(4,869,206)	(16,876,386)	(8,410,457)

Provision for income taxes	—	—	—	—

Net loss	(15,527,498)	(4,869,206)	(16,876,386)	(8,410,457)

Net loss attributable to noncontrolling interest	(25,024)	(24,361)	(53,448)	(54,222)

Net loss attributable to CareView Communications	$(15,502,474)	$(4,844,845)	$(16,822,938)	$(8,356,235)

Earnings (loss) per share, basic and diluted:

Net loss per share	$(0.12)	$(0.04)	$(0.13)	$(0.07)

Weighted average number of common shares outstanding	129,614,467	124,944,412	128,583,072	118,316,257

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(16,876,386)	$(8,410,457)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	404,193	61,957
Amortization of intangible assets	275,846	275,807
Amortization of debt discount	694,277	85,877
Amortization of distribution/service costs	27,667	27,666
Non-cash compensation associated with HealthCor	12,235,347	—
Financing costs	—	754,659
Stock based compensation	370,841	3,934,951
Warrants issued for services	165,713	15,600
Warrants issued for loan extension	—	1,958,647
Shares issued as part of settlement of lawsuit	—	46,250
Shares issued for services	—	85,000
Changes in operating assets and liabilities:
Accounts receivable	(10,168)	(22,951)
Other current assets	(208,902)	(750,312)
Accounts payable	16,789	123,771
Accrued interest	460,896	33,614
Accrued expenses and other current liabilities	10,478	(632,820)

Net cash flows used in operating activities	(2,433,409)	(2,412,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,093,498)	(1,536,991)
Purchase of patents and trademarks	(15,286)	—
Security deposits	—	(75,000)

Net cash flows used in investing activities	(3,108,784)	(1,611,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	20,000,000	30,000
Proceeds from exercise of options	447,356	83,192
Repayment of notes payable	(78,610)	(30,100)
Proceeds from sale of common stock, net of issuance costs	—	5,516,035

Net cash flows provided by financing activities	20,368,746	5,599,127

Increase in cash	14,826,553	1,574,395
Cash, beginning of period	26,565	218,302
Cash, end of period	$14,853,118	$1,792,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$76,459	$109,281
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of notes payable, other debt, accrued interest and accounts payable into common stock	$—	$2,115,869
Shares issued for services	$—	$100,000
Warrants issued for services	$606,700	$166,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc (“CareView” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to the Company’s critical accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as noted in this NOTE A, Derivative Financial Instruments and Fair Value of Financial Instruments, which describe the Company’s accounting policy for measuring convertible debt instruments and the company’s accounting policy for measuring fair value with respect to derivative instruments.  The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

Derivative Financial Instruments

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 815-10, Derivatives and Hedging.  Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value.  On April 21, 2011, the Company issued $20,000,000 in convertible debt with Common Stock purchase warrants (the “HealthCor Warrants”).  The fair value of the derivative liabilities related to the embedded conversion feature of the senior secured convertible debt and an anti-dilution provision associated with both the conversion feature of the convertible debt and with the exercise price of the HealthCor Warrants was recorded as long-term liability in the amount of $32,235,347 in the accompanying condensed consolidated financial statements.  Of this amount, $20,000,000 was allocated to debt discount and $12,235,347 was recorded as non-cash compensation in general and administration expense on the accompanying condensed consolidated

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Derivative Financial Instruments (continued)

financial statements.  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the “Lattice Model”), incorporating transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of June 30,2011.  Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.  Debt discount associated with the convertible debt totaling $20,000,000 is being amortized over the life of the debt (using the effective interest method) and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $598,846 for the three and six months ended June 30, 2011.  (See NOTE P – AGREEMENT WITH HEALTHCOR for further details.)

On April 21, 2011, the Company granted 11,782,859 HealthCor Warrants in connection with the issuance of convertible debt. The HealthCor Warrants’ exercise price has anti-dilution provisions which are accounted for as derivative instruments at the date of grant; the Warrants were valued at $8,633,396.  The conversion feature of the convertible debt also has anti-dilution provisions which are accounted for as derivative instruments at the date of issue; the conversion feature of the convertible debt was valued at $24,828,116.  The total fair value of these derivative liabilities on the grant date was $33,461,512.

The Company re-measured the fair values of all of its derivative liabilities as of June 30, 2011 and recorded an aggregate decrease of $1,226,165 in the fair value of the derivative liabilities as a component of non-cash compensation during the three and six months ended June 30, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, accounts payable, accrued expenses, short and long-term debt, and certain derivative instruments.  The carrying amount of cash, receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments.  The fair value approximates carrying value as interest rates that are currently available to the Company for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s short and long-term debt.

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently the Company does not have any items classified as Level 1.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently the Company does not have any items classified as Level 2.

Level 3 — Unobservable inputs. The Company valued HealthCor Warrants and embedded conversion features of the convertible debt issued during the six months ended June 30, 2011 without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of the warrants and embedded conversion features using the Lattice Model. In applying the Lattice Model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2011:

For the six months ended June 30, 2011
Annual dividend yield	-0-
Expected life (years)	4.8
Risk-free interest rate	1.68%
Expected volatility	55%

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the HealthCor Warrants and embedded conversion features measured at fair value on a recurring basis as of June 30, 2011:

Level 3 Fair Value as of June 30, 2011
Derivative Liabilities:
Embedded conversion options	$23,954,386
Warrant liability	8,280,961
$32,235,347
Decrease in fair value included in non-cash compensation	$1,226,165

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table shows the classification of the Company’s liabilities at June 30, 2011 that are subject to fair value measurements and the roll-forward of these liabilities from March 31, 2011:

Balance at March 31, 2011	$-0-
Derivative liabilities-conversion option	24,828,116
Derivative liabilities-warrants	8,633,396
Change in fair value from grant/issue date	(1,226,165)
Balance at June 30, 2011	$32,235,347

NOTE B – STOCKHOLDERS’ EQUITY

Warrants

The valuation methodology used to determine the fair value of the Warrants during the six months ended June 30, 2011 and issued and revised during the year ended December 31, 2010 was the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants.

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

During the six months ended June 30, 2011, the Company issued warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share – $47,571 was charged to expense and recorded as non-cash compensation and $448,829 as prepaid costs in other assets; and (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock (with a fair value of $110,300) at an exercise price of $1.59– $36,767 was charged to expense and recorded as non-cash compensation and $75,533 as

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

prepaid costs in other assets and (iii) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants (See NOTE P – AGREEMENT WITH HEALTHCOR for further details.)  These Warrants were valued using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments for further details.) The Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $27,667 as distribution/service costs in network operations and (ii) $81,375 as non-cash compensation in general and administration.

On April 29, 2011, an unrelated entity exercised a Common Stock Purchase Warrant (‘Warrant”) to purchase 148,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the unrelated entity surrendered its right to receive 38,480 shares, resulting in an issuance to the entity of 109,520 shares of common stock.  The unrelated entity was originally issued the five-year Warrant as compensation for services rendered pursuant to a 2008 investment banking services agreement.

On June 9, 2011, an individual exercised Warrants to purchase an aggregate of 179,849 shares of the Company’s common stock.  In order to exercise the Warrants pursuant to the cashless provisions thereof, the individual surrendered its right to receive 55,339 shares, resulting in an issuance to the individual of 124,510 shares of Common Stock.  The entity was originally issued the five-year Warrant as compensation for certain loan extensions during 2008, 2009, and 2010.

During the six months ended June 30, 2010, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) 200,000 Warrants with a fair value of $166,000 – $27,666 was charged to expense and recorded as distribution/service costs in network operations and $138,334 as deferred distribution/service costs in other assets; (ii) 450,000 Warrants with a fair value of $382,500 – $41,269 was charged expense and recorded as financing costs and $341,231 as deferred financing costs in other assets; (iii) 400,000 Warrants with a fair value of $300,000 – $36,264 was charged to expense and recorded as financing costs and $263,736 as deferred financing costs in other assets; (iv) 10,000 Warrants with a fair value of $15,600 recorded as consulting expense, and (v) 2,499,975 Warrants with a fair value of $1,958,647 recorded as financing costs. The Company also amortized previously capitalized Warrant costs totaling $133,000 as financing costs in other expense in the accompanying condensed consolidated financial statements.

As of June 30, 2011, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,894,322 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.59 per share resulting in a weighted average exercise price of $0.67 per share and with a weighted average contractual life of 3.5 years. As of June 30, 2011, unamortized costs associated with capitalized Warrants; excluding the HealthCor Warrants, total approximately $594,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

During the six months ended June 30, 2011, the Company issued 2009 Plan Options to purchase 235,000 underlying shares of the Company’s Common Stock to employees. The ten-year 2009 Plan Options have exercise prices ranging from $1.53 and $1.66 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

In April 2011, John Bailey, the Company’s Chief Financial Officer, exercised 2007 Plan Options to purchase 2,042,830 shares of the Company’s Common Stock at an exercise price of $302,338.  In May 2011, an individual exercised 2009 Plan Options to purchase 179,000 shares of the Company’s Common Stock at an aggregate exercise price of $93,017.  In June 2011, Mr. Bailey, exercised 2009 Plan Options to purchase a total 100,000 shares of the Company’s Common Stock at an aggregate exercise price of $52,000.

In January 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In March 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share. In May 2010, the Company granted 2009 Plan Options to purchase 453,982 shares to an employee; the ten-year 2009 Plan Options have an exercise price of $1.00 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.  In March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase a total of 5,000 shares was cancelled, and in May 2010, also resulting from the termination of an employee, a 2007 Plan Option to purchase a total of 32,102 shares was cancelled.

A summary of the Company’s stock option activity under the 2007 and 2009 Stock Option Plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	10,250,445	$0.48	7.0	$11,372,288
Granted	235,000	1.62
Exercised	(2,321,830)	0.19
Expired	-0-	-0-
Cancelled	(5,000)	1.62
Balance at June 30, 2011	8,158,615	$0.60	7.4	$9,196,394
Vested and Exercisable at June 30, 2011	6,013,803	$0.54	7.1	$7,185,328

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 was $0.88.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Risk-free interest rate	1.00-1.39%	0.78-1.05%
Volatility	82.01-84.78%	92.96-94.34%
Expected life	3	2-5
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the stock option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of the Company’s stock prices.  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

Share-based compensation expense for stock options recognized in our results for the three and six months ended June 30, 2011 ($186,975 and $370,841 respectively) and for the three and six months ended June 30, 2010 ($209,586 and $744,969 respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At June 30, 2011 and December 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1.3 and $1.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2011	December 31, 2010
Prepaid expenses	$554,181	$90,959
Other receivables-related party	188,823	188,823
Deferred consulting costs	127,457	62,559
Note receivable and interest-employee	6,000	6,000
Other receivables	5,666	3,151
TOTAL OTHER CURRENT ASSETS	$882,127	$351,492

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE D – FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2011	December 31, 2010
Network equipment	$6,920,882	$3,871,785
Office equipment	88,594	78,379
Vehicles	78,922	52,062
Test equipment	67,066	59,741
Furniture	61,560	61,560
Warehouse equipment	5,487	5,487
	7,222,511	4,129,014
Less: accumulated depreciation	(722,065)	(317,872)
TOTAL FIXED ASSETS	$6,500,446	$3,811,142

Depreciation expense for the six months ended June 30, 2011 and 2010 was $404,193 and $61,957, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:

		June 30, 2011		December 31, 2010
	Useful Life (in yrs)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	10 & 20	$86,422	$2,313	$71,136	$1,761
Software development costs	5	2,002,933	1,406,752	2,002,933	1,201,764
Other intellectual property	5	750,000	520,306	750,000	450,000
TOTAL INTANGIBLE ASSETS		$2,839,355	$1,929,371	$2,824,069	$1,653,525

Amortization expense for the six months ended June 30, 2011 and 2010 was $275,846 and $275,807, respectively.

Other assets consist of the following:

	June 30, 2011	December 31, 2010
Prepaid consulting	$437,316	$318,061
Security deposit	83,624	83,624
Deferred consulting costs	83,000	110,667
TOTAL OTHER ASSETS	$603,940	$512,352

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE F – NOTES PAYABLE

Purchase Order Loan

In September 2010, the Company issued a purchase order to a manufacturer for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “ Purchase Order”) and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Purchase Order, the Company issued a Promissory Note to an unrelated entity in an amount up to the amount of the Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum.  During the three months ended March 31, 2011, $550,000 had been advanced under the Note.  The Note was paid in full on April 26, 2011.  As consideration for the entity to secure the Purchase Order, the Company issued the entity a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.  The Warrant has not been exercised.  The Warrant, valued at $2,852,000, was valued using the Black-Scholes Model on the date of the grant using a term of five (5) years; volatility of 96.33%; risk free rate of 1.17%; and a dividend yield of 0%. The warrant was recorded as financing costs in the fourth quarter of 2010.

Conversion of Bridge Loans

In March 2010, the Company converted promissory notes to nine individuals and entities totaling an aggregate of $1,616,931, including principal and accrued but unpaid interest, into an aggregate of 3,109,487 shares of the Company’s Common Stock.

On March 31, 2010, in conjunction with the extension of certain promissory notes, the Company issued Warrants for the purchase of an aggregate of 2,499,975 shares of the Company’s Common Stock, with a fair value of $1,958,647, was recorded as financing cost in other expense on the accompanying condensed consolidated financial statements during the three months ended March 31, 2010.

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2011	December 31, 2010
Insurance financing	$41,156	$10,623
Accrued gross interest income	9,527	29,511
Sales tax payable	1,338	1,411
TOTAL OTHER CURRENT LIABILITIES	$52,021	$41,545

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE H – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2011 as a result of the losses recorded during the three months ended June 30, 2011 as well as additional losses expected for the remainder of 2011 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2011, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE I – RELATED PARTIES

As of June 30, 2011 and December 31, 2010, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company’s prior offices. The Company was also owed $103,000 from a related party for shared expenses related to consulting services rendered by two individuals. The $189,000 is included in other current assets in the accompanying condensed consolidated financial statements.

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
JUNE 30, 2011

NOTE J – JOINT VENTURE AGREEMENT (Continued)

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”).  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying condensed consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $95,432 and $85,877 for the six months ended June 30, 2011 and 2010, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Assets
Cash	$4,504	$22,416
Receivables	34,474	41,812
Total current assets	38,978	64,228
Property, net	331,461	380,980
Total assets	$370,439	$445,208

Liabilities
Accounts payable	$61,747	$36,878
Notes payable, net of debt discount of $19,552 and $60,679, respectively	38,990	38,647
Mandatorily redeemable interest, net of debt discount of $19,552 and $60,679, respectively	38,990	38,647
Accrued interest	5,385	25,257
Total current liabilities	145,112	139,429

Notes payable, net of debt discount of $153,183 and $159,772, respectively	297,516	289,448
Mandatorily redeemable interest, net of debt discount of $153,183 and $159,772, respectively	297,516	289,448
Total long term liabilities	595,032	578,896
Total liabilities	$740,144	$718,325

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE K – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	June 30, 2010

Revenue	$138,759	$66,390
Network operations	32,836	12,811
General and administrative expense	5,262	388
Depreciation	59,827	23,678
Total operating costs	97,925	36,877
Operating income	40,834	29,513
Amortization of debt discount	95,432	80,869
Interest expense	52,297	57,087
Total other expense	147,729	137,956
Loss before taxes	(106,895)	(108,443)
Provision for taxes	-0-	-0-
Net loss	(106,895)	(108,443)
Net loss attributable to noncontrolling interest	(53,447)	(54,221)
Net loss attributable to CareView Communications, Inc.	$(53,448)	$(54,222)

NOTE L – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with an entity to distribute the CareView System™ on the East Coast of the United States.  In addition to selling the CareView System™, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. At December 31, 2010, the Warrant had not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrants with a fair value of $166,000 are being amortized over the life of the Agreement.  For the six months ended June 30, 2011 and 2010, the Company recognized expense of $27,667 and $27,666, respectively as distribution expense in network operations.  As of June 30, 2011 and December 31, 2010, the Company reported $83,000 and $110,667 respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE M – LITIGATION

Settled Litigation

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and one of its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), which claimed among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involved a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  As of May 31, 2011,  the parties entered into a settlement under which the following actions subsequently occurred: (i) Plaintiffs dismissed the entire lawsuit and released all Defendants from all known and unknown claims, (ii) Plaintiffs were not reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs  received non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents contributed to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims. On June 13, 2011, an Order for Dismissal with Prejudice was filed with the court.

Pending Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in Note P – Agreement with HealthCor. The Company denies any such fees are due Focus and have answered the complaint as such.  The parties have exchanged discovery requests but have not yet served responses thereto.  Notices of depositions have been served for depositions to take place in September.  The Company intends to vigorously defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”), and Dennis Langley (“Langley”), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (continued)

during the quarter ended September 30, 2010.  The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015.  At June 30, 2011, based on actual revenue for the months of September 2010 through June 2011, and estimated revenue for the months of July and August 2011, the Company recorded a liability for the GII owner’s put approximately $9,000 (the estimated fair value of the GII owner’s put).  At December 31, 2010, based on actual revenue for the months of September through December 2010, and estimated revenue for the months of January 2011 through August 2011, the Company recorded a liability for the GII owner’s put of approximately $30,000 (the estimated fair value of the GII owner’s put). This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

NOTE O – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”).  Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 59 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.  As of June 30, 2011, the Company had installed 1,053 RCPs at HMA hospitals.

NOTE P – AGREEMENT WITH HEALTHCOR

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
JUNE 30, 2011

NOTE P – AGREEMENT WITH HEALTHCOR (Continued)

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE P – AGREEMENT WITH HEALTHCOR (Continued)

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of the Company’s Common Stock at an exercise price per share equal to $1.40 per share.  The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.  (See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments.)

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

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company’s Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee (or  committees serving similar functions) to consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, shall have the right to designate one (1) representative (the “Investor Designee”) to serve as a member of the Company’s Board of Directors, and as a member of the Company’s Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company’s Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee; however, on June 27, 2011, Mr. Lightcap was named as a member of the Company’s Audit and Compensation Committees. The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

NOTE Q – SUBSEQUENT EVENTS

In July 2011, the Company granted 2009 Plan Options to purchase 32,500 shares of Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $1.69 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

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

The Company maintains a website at www.care-view.com.

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

 On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”).  The Company will use the funds provided under the Rockwell Agreement to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities.  As of June 30, 2011, the Company had installed an aggregate of 446 CareView Systems™ at the hospitals covered under the Rockwell Agreement.

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

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”), under which HMA will use the CareView System™ in each of its 59 hospitals across the U.S.  As of June 30, 2011, the Company had installed 1,053 RCPs at HMA hospitals.

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

The Company reported the transaction in its Current Report on Form 8-K with the Commission on April 27, 2011.

As of June 30, 2011, the Company had Hospital Agreements with five (5) hospitals, excluding HMA, and had installed 636 RCPs therein.

Recent Events

In July 2011, the Company granted 2009 Plan Options to purchase 32,500 shares of Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $1.69 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

Newly Adopted Critical Accounting Policies

See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS Derivative Financial Instruments and Fair Value of Financial Instruments which describe the Company’s accounting policy for measuring convertible debt instruments and fair value with respect to derivative instruments.

On April 21, 2011, the Company issued $20,000,000 in convertible debt with Common Stock purchase warrants.  The fair value of the derivative liabilities related to the embedded conversion feature of the convertible debt and an anti-dilution provision associated with both the conversion feature of the convertible debt and with the exercise price of the Common Stock purchase warrants was recorded as long-term liability in the amount of $32,235,347 in the accompanying condensed consolidated financial statements.  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of June 30,2011.  Debt discount associated with the convertible debt totaling $20,000,000 is being amortized over the life of the debt and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $598,846 for the three and six months ended June 30, 2011.  (See NOTE P – AGREEMENT WITH HEALTHCOR for further details.)

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the three and six months ended June 30, 2011 and the fiscal year ended December 31, 2010 is that of the Company on a consolidated basis with its subsidiaries.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained in our Annual Report on Form 10-K filed with the Commission on April 15, 2011 and elsewhere in this document.  See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of June 30, 2011, the Company had cash of $14,853,118, an increase of $14,826,553 from December 31, 2010.  Current liabilities increased $8,080 to $297,975 at June 30, 2011 from $289,895 at December 31, 2010, while working capital increased $15,359,276 to $15,535,828 at June 30, 2011 from $176,552 at December 31, 2010.  On April 21, 2011, the Company sold Senior Secured Convertible Promissory Notes totaling $20 million (more fully described in NOTE P – AGREEMENT WITH HEALTHCOR).

Results of Operations – Comparison of Quarters Ended June 30, 2011 and June 30, 2010

For the three months ended June 30, 2011 and 2010, the Company had net revenue totaling $80,714 and $66,855, respectively.  This improvement of $13,859 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended June 30, 2011 and 2010, the Company’s operating expense totaled $14,453,454 and $4,821,344, respectively.  This increase of approximately $9,632,000 is primarily a result of:

●
a increase of approximately $8,980,000 in general and administration comprised of (i) a net increase of approximately $9,132,000 in non-cash costs related to options and warrants issued by the Company and (ii) a decrease in lawsuit settlement costs totaling approximately $296,000 partially offset by an increase in other administrative costs of approximately $144,000;

●	an increase of approximately $262,000 in network operations associated with the expansion of the Company’s business into new hospitals, including installation costs and additional personnel;
●	an increase of approximately $232,000 in depreciation and amortization primarily due to an increase in depreciable assets;
●	an increase of approximately $104,000 in research and development costs associated with further development of the Company’s products; and
●	an increase of approximately $54,000 in sales and marketing also associated with the business expansion and additional personnel.

Other expense increased by approximately $1,040,000 during the three months ended June 30, 2011 compared to the same period in 2010, primarily comprised of interest expense related to the Senior Secured Convertible Promissory Notes (more fully described in NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments and NOTE P – AGREEMENT WITH HEALTHCOR).

For the three months ended June 30, 2011, the Company recorded a net loss of approximately $15,502,000 compared to approximately $4,845,000 for the same period in 2010; an increase of approximately $10,657,000 after a decrease of approximately $1,000 for non-controlling interest.

Results of Operations – Comparison of Six Months Ended June 30, 2011 and June 30, 2010

For the six months ended June 30, 2011 and 2010, the Company had net revenue totaling $189,785 and $109,045, respectively.  This improvement of $80,740 is a result of the expansion of the Company’s business into new hospitals.

During the six months ended June 30, 2011 and 2010, the Company’s operating expense totaled $15,834,211 and $6,233,680, respectively.  This increase of approximately $9,600,000 is primarily a result of:

●
an increase of approximately $8,696,000 in general and administration comprised of (i) a net increase of approximately $8,821,000 in non-cash costs related to options and warrants issued by the Company and (ii) a decrease in lawsuit settlement costs totaling approximately $296,000 partially offset by an increase in other administrative costs of approximately $171,000;

●	an increase of approximately $343,000 in depreciation and amortization due to an increase in depreciable assets;

●	an increase of approximately $121,000 in sales and marketing also associated with the business expansion;
●	an increase of approximately $315,000 in network operations associated with the expansion of the Company’s business into new hospitals; and
●	an increase of approximately $125,000 in research and development costs.

Other expense decreased by approximately $1,054,000 during the six months ended June 30, 2011 compared to the same period in 2010, primarily related to a decrease in non-cash financing costs totaling $2,109,000 offset by an increase in interest expense of approximately $1,055,000 (more fully described in NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments and NOTE P – AGREEMENT WITH HEALTHCOR).

For the six months ended June 30, 2011, the Company recorded a net loss of approximately $16,823,000 compared to approximately $8,356,000 for the same period in 2010; an increase of approximately $8,467,000, after an increase of approximately $1,000 for non-controlling interest.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead.  We anticipate we will be generating positive cash flow from operations by first quarter 2012.  Management expects that the available proceeds from the HealthCor transaction (as mentioned in NOTE P – AGREEMENT WITH HEALTHCOR) will continue to satisfy the Company’s operational and capital requirements over the next twelve months.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

The Company recently hired two individuals with financial accounting expertise to help segregate duties for proper controls; however, the Company believes that it will continue to recognize a weakness in its internal controls and procedures until such time as the individuals have become familiar with the Company and its operations.

The Company believes that the newly hired individuals will allow it to properly implement a control structure in the future.  In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended June 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Settled Litigation

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust (“Plaintiffs”) filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and one of its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company (“Defendants”), which claimed among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involved a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  As of May 31, 2011,  the parties entered into a settlement under which the following actions subsequently occurred: (i) Plaintiffs dismissed the entire lawsuit and released all Defendants from all known and unknown claims, (ii) Plaintiffs were not reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs  received non-monetary compensation from one of the Defendants who is a shareholder of

CareView, and (iv) neither the Company nor any of its agents contributed to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims. On June 13, 2011, an Order for Dismissal with Prejudice was filed with the court.

Pending Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in NOTE P – AGREEMENT WITH HEALTHCOR. The Company denies any such fees are due Focus and have answered the complaint as such.  The parties have exchanged discovery requests but have not yet served responses thereto.  Notices of depositions have been served for depositions to take place in September.  The Company intends to vigorously defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

Item 1A.  Risk Factors.

CareView is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 18, 2011 and April 21, 2011, the Company issued non-qualified stock options to employees to purchase up to 235,000 underlying shares of Common Stock pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan (“2009 Plan”). The ten-year 2009 Plan Options have an exercise price of between $1.53 and $1.66 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.  Of the 235,000 options mentioned above, 5,000 were forfeited during the second quarter due to a termination of the employee.

 On April 8, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised a Non-Qualified Stock Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,338.

On April 21, 2011, the Company entered into a two-year consulting agreement with an individual.  Compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $1.40 per share.

On April 29, 2011, Develo exercised a Common Stock Purchase Warrants (“Warrant”) to purchase 148,000 shares of the Company’s Common Stock. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 38,480 shares, resulting in an issuance to Develo of 109,520 shares.

On May 18, 2011, an employee exercised Non-Qualified Stock Options to purchase an aggregate of 179,000 shares of the Company’s Common Stock at an aggregate exercise price of $93,016.

On May 31, 2011, the Company entered into a three-month consulting agreement with an individual.  Compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $1.59.

On June 9, 2011, John R. Bailey, the Company’s Chief Financial Officer, exercised Non-Qualified Stock Options to purchase 100,000 shares of the Company’s Common Stock at an aggregate exercise price of $52,000.

On June 9, 2011, an individual exercised Common Stock Purchase Warrants to purchase an aggregate of 179,849 shares of the Company’s Common Stock.  In order to exercise the Warrants pursuant to the cashless provisions thereof, the individual surrendered his right to receive 55,339 shares, resulting in an issuance of 124,510 shares.

These options, warrants and underlying shares were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.  All certificates representing the securities issued upon exercise of the options and warrants will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Additions to Board of Directors

Pursuant to the terms of the Purchase Agreement with HealthCor, Jeffrey C. Lightcap was elected to the Company’s Board of Directors on April 21, 2011.  On June 7, 2011, the Board named Mr. Lightcap to serve on the Company’s Audit and Compensation Committees.

On June 7, 2011, the Company’s Board of Directors elected Gerald L. Murphy as a director. Mr. Murphy was also named as a member of the Board’s Compensation Committee.

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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)

3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)

3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)

3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)

3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)

3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)

3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)

10.00	02/28/05	Subscription and Investor Rights Agreement(1)

10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)

10.02	09/15/06	Promissory Note, form of(1)

10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)

10.04	09/01/07	Consulting Agreement between CareView-TX and John R. Bailey(1)

10.05	09/01/07	Consulting Agreement between CareView-TX and Steven G. Johnson(1)

10.06	09/04/07	Consulting Agreement between CareView-TX and Samuel A. Greco(1)

10.07	10/17/07	Subordinated Convertible Note, form of(1)

10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)

10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)

10.10	12/03/07	Non-Qualified Stock Option, form of(1)

10.11	12/13/07	Audit Committee Charter(1)

10.12	12/13/07	Compensation Committee Charter(1)

10.13	12/13/07	Insider Trading Policy for 2007, form of(1)

10.14	02/13/08	Advisory Board Charter(1)

10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)

10.16	n/a	Stock Purchase Agreement, form of(1)

10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)

10.18	10/01/08	Extension of Consulting Agreement between CareView-TX and John R. Bailey(1)

10.19	10/01/08	Extension of Consulting Agreement between CareView-TX and Steve G. Johnson(1)

10.20	10/01/08	Extension of Consulting Agreement between CareView-TX and Samuel A. Greco(1)

10.21	10/01/08	Employment Agreement with Samuel A. Greco(1)

10.22	10/01/08	Employment Agreement with Steven G. Johnson(1)

10.23	10/01/08	Employment Agreement with John R. Bailey(1)

10.24	10/01/08	Employment Agreement with Kyle Johnson(1)

10.25	10/02/08	6% Promissory Note, form of(1)

10.26	10/02/08	Common Stock Purchase Warrant, form of(1)

10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)

10.28	02/09/09	LockUp Agreement, form of(1)

10.29	04/28/09	Promissory Note to David Webb for $83,333(1)

10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)

10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)

10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)

10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)

10.34	06/01/09	Webb & Webb Retainer Agreement(1)

10.35	06/03/09	Promissory Note to David Webb for $30,000(1)

10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)

10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)

10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)

10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)

10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)

10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)

10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)

10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)

10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)

10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)

10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)

10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)

10.48	11/16/09	Rockwell JV – Project Note, form of (1)

10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)

10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)

10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)

10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)

10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)

10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)

10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)

10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)

10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)

10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)

10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)

10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)

10.61	06/21/10	Indemnification Agreement, form of(1)

10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)

10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)

10.64	09/20/10	Revocation and Substitution Agreement(1)

10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)

10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)

10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)

10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)

10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)

10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni(3)

10.71	12/17/10	Insider Trading Policy for 2010, form of(3)

10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)

10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)

10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)

10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)

10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.80	04/21/11	Consulting Agreement with Nick Segal*

10.81	05/31/11	Consulting Agreement with Dennis McGonigal*

14.00	n/a	2010 Code of Business Conduct and Ethics, form of(1)

14.01	n/a	2010 Code of Business Ethics for Financial Executives, form of(1)

31.1	08/22/11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	08/22/11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	08/22/11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	08/22/11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATE:   August 22, 2011

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer