Form 10-Q
period 2011-09-30
CareView Communications Inc
filed 2011-11-14
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2011 was 130,645,741.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Current Assets:
Cash	$12,437,940	$26,565
Accounts receivable	103,818	88,390
Other current assets	1,352,578	351,492
Total current assets	13,894,336	466,447
Fixed Assets:
Property and equipment, net of accumulated depreciation
of $998,858 and $317,872, respectively	6,758,119	3,811,142
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated
amortization of $2,067,297 and $1,653,525, respectively	784,558	1,170,544
Other assets	1,009,463	512,352
	1,794,021	1,682,896
Total assets	$22,446,476	$5,960,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$723,899	$145,800
Notes payable, net of debt discount of $43,273
and $60,679, respectively	68,247	38,647
Mandatorily redeemable equity in joint venture, net of
debt discount of $43,273 and $60,679, respectively	68,247	38,647
Accrued interest	733	25,256
Other current liabilities	165,188	41,545
Total current liabilities	1,026,314	289,895

Long-term Liabilities:
Senior secured convertible notes, net of debt discount
of $18,653,101	2,467,693	—
Conversion option liability	20,079,078	—
Warrant liability	6,887,795	—
Debt discount on line of credit	(1,447,958)	—
Notes payable, net of current portion and net of debt
discount of $105,214 and $159,772, respectively	274,228	289,448
Mandatorily redeemable equity in joint venture, net of current portion
and net of debt discount of $105,214 and $159,772, respectively	274,228	289,448
Total long-term liabilities	28,535,064	578,896
Total liabilities	29,561,378	868,791

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized;
130,196,075 and 127,540,215 issued and outstanding, respectively	130,196	127,540
Additional paid in capital	38,937,549	35,588,416
Accumulated deficit	(45,998,913)	(30,508,296)
Total CareView Communications Inc. stockholders' equity (deficit)	(6,931,168)	5,207,660
Noncontrolling interest	(183,734)	(115,966)
Total stockholder' equity (deficit)	(7,114,902)	5,091,694
Total liabilities and stockholders' equity	$22,446,476	$5,960,485

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues, net	$197,862	$89,123	$387,647	$198,168

Operating expenses:
Network operations, including non-cash costs of $13,833 and $13,833 for the three months ended September 30, 2011 and 2010, respectively, and $41,500 and $41,500 for the nine months ended September 30, 2011 and 2010, respectively	634,954	203,385	1,286,332	539,870
		—
General and administration, including non-cash costs of $395,168 and $295,320 for the three months ended September 30, 2011 and 2010, respectively, and $931,723 and $4,245,871 for the nine months ended September 30, 2011 and 2010, respectively	1,086,330	4,768,815	2,677,016	9,898,657
		—
Non-cash expense related to valuation of HealthCor derivatives	(5,268,474)	—	6,966,873	—

Sales and marketing	238,355	131,273	531,042	302,515
		—
Research and development	193,885	222,551	577,959	480,898
		—
Depreciation and amortization	414,719	172,653	1,094,758	510,417
Total operating expense	(2,700,231)	5,498,677	13,133,980	11,732,357

Operating income (loss)	2,898,093	(5,409,554)	(12,746,333)	(11,534,189)

Other income and (expense):
Interest expense	(1,580,685)	(73,651)	(2,813,011)	(252,214)
Amortization of financing costs-non-cash	—	(111,789)	-	(2,220,433)
Interest income	511	—	863	509
Other income	82	9,984	96	10,860
Total other income (expense)	(1,580,092)	(175,456)	(2,812,052)	(2,461,278)

Income (loss) before taxes	1,318,001	(5,585,010)	(15,558,385)	(13,995,467)

Provision for income taxes	—	—	—	—

Net income (loss)	1,318,001	(5,585,010)	(15,558,385)	(13,995,467)

Net loss attributable to noncontrolling
interest	(14,320)	(27,794)	(67,768)	(82,016)

Net income (loss) attributable to CareView
Communications, Inc.	$1,332,321	$(5,557,216)	$(15,490,617)	$(13,913,451)

Income (loss) per share, basic and diluted:

Net income (loss) per share, basic and diluted	$0.01	$(0.04)	$(0.12)	$(0.12)

Weighted average number of common
shares outstanding	130,119,988	126,899,215	129,101,005	121,343,622

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(15,558,385)	$(13,995,467)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	680,986	96,659
Amortization of intangible assets	413,772	413,758
Amortization of debt discount	1,578,582	130,397
Amortization of distribution/service costs	41,500	41,499
Interest incurred and capitalized but not paid	1,120,793	—
Non-cash compensation associated with HealthCor	6,966,873	—
Stock based compensation	560,221	4,165,421
Warrants issued for services	371,503	146,164
Warrants issued for contract modification	—	4,080,000
Non-cash financing costs	—	2,713,305
Shares issued for services	—	85,000
Shares issued as part of settlement of lawsuit	—	46,250
Changes in operating assets and liabilities:
Accounts receivable	(15,428)	(36,724)
Other current assets	(1,157,700)	(741,624)
Accounts payable	578,099	(43,686)
Accrued interest	(24,524)	31,764
Accrued expenses and other current liabilities	123,643	17,032
Due to officers	—	(614,704)

Net cash flows used in operating activities	(4,320,065)	(3,464,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,627,963)	(1,912,131)
Purchase of patents and trademarks	(27,786)	(23,303)
Security deposits	—	(75,000)

Net cash flows used in investing activities	(3,655,749)	(2,010,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	20,000,000	30,000
Proceeds from exercise of options	502,356	83,191
Repayment of notes payable	(115,167)	(22,851)
Proceeds from sale of common stock, net of issuance costs	—	6,453,235
Repayment of loans from related parties	—	(30,100)

Net cash flows provided by financing activities	20,387,189	6,513,475

Increase in cash	12,411,375	1,038,085
Cash, beginning of period	26,565	218,302
Cash, end of period	$12,437,940	$1,256,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$539,033	$109,281

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$1,535,714	$—

Warrants issued for services	$753,500	$—

Conversion of notes payable, other debt, accrued interest and accounts payable into common stock	$—	$2,115,869

Shares issued for services	$—	$—

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

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to the Company’s significant accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as noted in this NOTE A, Derivative Financial Instruments and Fair Value of Financial Instruments, which describe the Company’s accounting policy for measuring convertible debt instruments and the Company’s accounting policy for measuring fair value with respect to derivative instruments.  The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

Derivative Financial Instruments

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 815-10, Derivatives and Hedging.  Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value.  On April 21, 2011, the Company issued $20,000,000 in convertible debt with Common Stock Purchase Warrants (the "HealthCor Warrants").  The conversion option and warrants both contain anti-dilution provisions which require liability classification.  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the "Lattice Model"), incorporating transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Fair value assigned to the conversion option at issuance was $24,828,116 and the fair value of the warrants was $8,633,396.

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRO-NOUNCEMENTS (Continued)

Derivative Financial Instruments (Continued)

Since the Company received cash of $20,000,000 and has a convertible debt instrument with a face value of $20,000,000, the Company established a debt discount of $20,000,000 and charged to expense $13,461,512 for the excess of fair value over the proceeds received.  Since the conversion option and warrants are afforded liability treatment, changes in the fair value at each reporting date are charged or credited to operations.  As of September 30, 2011, the fair value of the derivative liabilities related to the embedded conversion feature of the senior secured convertible debt and an anti-dilution provision associated with both the conversion feature of the convertible debt and with the exercise price of the HealthCor Warrants was recorded as long-term liability in the amount of $26,966,873.  The amount credited to operations totaled $5,268,474 during the three months ended September 30, 2011 and the amount charged to operations for the nine months ended September 30, 2011 totaled $6,966,873.  The debt discount associated with the convertible debt totaling $20,000,000 is being amortized over the life of the debt (using the effective interest method) and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $784,053 and $1,346,899, respectively, for the three and nine months ended September 30, 2011.  (See NOTE P – AGREEMENT WITH HEALTHCOR for further details.)

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, receivables, accounts payable, accrued expenses, short and long-term debt, and certain derivative instruments.  The carrying amount of cash, receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments.  The fair value approximates carrying value as interest rates that are currently available to the Company for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's short and long-term debt.

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

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRO-NOUNCEMENTS (Continued)

Fair Value of Financial Instruments (Continued)

Level 3 — Unobservable inputs. The Company valued the HealthCor Warrants and embedded conversion features of the convertible debt issued during the nine months ended September 30, 2011 without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of the warrants and embedded conversion features using the Lattice Model. In applying the Lattice Model, the Company used the following assumptions to value its derivative liabilities during the nine months ended September 30, 2011:

September 30, 2011
Annual dividend yield	-0-
Expected life (years)	4.6
Risk-free interest rate	0.84%
Expected volatility	55%

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the HealthCor Warrants and embedded conversion features measured at fair value on a recurring basis as of September 30, 2011:

Level 3 Fair Value as of September 30, 2011
Derivative Liabilities:
Embedded conversion option	$20,079,078
Warrant liability	6,887,795
$26,966,873
Decrease in fair value from issuance through September 30, 2011 included in non-cash compensation	$6,494,639

The following table shows the classification of the Company’s liabilities at September 30, 2011 that are subject to fair value measurements and the roll-forward of these liabilities from April 21, 2011 (grant/issue date):

Balance at April 21, 2011	$-0-
Derivative liabilities-conversion option	24,828,116
Derivative liabilities-warrants	8,633,396
Change in fair value from grant/issue date	(6,494,639)
Balance at September 30, 2011	$26,966,873

NOTE B – STOCKHOLDERS’ EQUITY

Warrants

The valuation methodology used to determine the fair value of the Warrants during the nine months ended September 30, 2011 and issued and revised during the year ended December 31, 2010 was the Black-Scholes-Merton option-pricing model ("Black-Scholes Model"), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants.

During the year ended December 31, 2010, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exer-cise Term in Years	Fair Value
Modification of contract (see NOTE N)	3,000,000	$1.00	5	$4,080,000
Loan extension (see NOTE F)	2,499,975	$0.52	5	1,958,647
Loan inducement (see NOTE F)	2,300,000	$1.00	5	2,852,000
Financing costs (see below)	889,683	$0.52	2-10	749,564
Services (see below)	610,000	$0.52-$1.25	5	570,600
	9,299,658			$10,210,811

During the nine months ended September 30, 2011, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company's Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through September 30, 2011, $109,621 was charged to expense and recorded as non-cash compensation and as of September 30, 2011, $386,779 was reported as prepaid costs in other assets; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share; through September 30, 2011, $110,300 was charged to expense and recorded as non-cash compensation; (iii) on August 24, 2011, the Company entered into a three-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company's Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through September 30, 2011, $29,520 was charged to expense and recorded as non-cash compensation and as of September 30, 2011, $117,280 was reported as prepaid costs in other assets (iv) on August 31, 2011, the Company entered into a Loan and Security Agreement with Comerica and Bridge Banks (the "Banks") wherein the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock (with an aggregate fair value of $1,535,714) at an exercise price of $1.40 per share; through September 30, 2011, $87,756 was charged to expense and recorded as interest expense and as of September 30, 2011, $1,447,958 was reported as debt discount in long term liabilities (See NOTE Q – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for further details); and (iv) as part of a Note and Warrant Purchase Agreement

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants (See NOTE P – AGREEMENT WITH HEALTHCOR for further details).  These Warrants were valued using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments for further details.)  The Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $41,500 as distribution/service costs in network operations and (ii) $122,064 as non-cash compensation in general and administration.

On April 29, 2011, an unrelated entity exercised a Warrant to purchase 148,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the unrelated entity surrendered its right to receive 38,480 shares, resulting in an issuance to the entity of 109,520 shares of Common Stock.  The unrelated entity was originally issued the five-year Warrant as payment for services rendered pursuant to a 2008 investment banking services agreement.

On June 9, 2011, an individual exercised a Warrant to purchase an aggregate of 179,849 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the individual surrendered the right to receive 55,339 shares, resulting in an issuance to the individual of 124,510 shares of Common Stock.  The entity was originally issued the five-year Warrant as compensation for certain loan extensions during 2008, 2009, and 2010.

On September 7, 2011, an individual exercised a Warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate exercise price of $55,000.

As of September 30, 2011, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 24,422,894 shares of the Company's Common Stock with exercise prices ranging from $0.52 to $1.59 per share resulting in a weighted average exercise price of $0.71 per share and with a weighted average contractual life of 3.7 years. As of September 30, 2011, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, total approximately $769,000.

During the nine months ended September 30, 2010, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) 200,000 Warrants with a fair value of $166,000; through September 30, 2010, $41,499 was charged to expense and recorded as distribution/service costs in network operations and as of September 30, 2010, $124,501 was reported as deferred distribution/service costs in other assets; (ii) 450,000 Warrants with a fair value of $382,500; through September 30, 2010, $66,214 was charged to expense and recorded as financing costs and as of September 30, 2010, $616,286 was reported as deferred financing costs in other assets; (iii) 400,000 Warrants with a fair value of $300,000; through September 30, 2010, $56,635 was charged to expense and recorded as financing costs and as of September 30, 2010, $243,365 was reported as deferred financing costs in other assets; (iv) 10,000 Warrants with a fair value of $15,600 recorded as consulting expense; (v) 39,683 Warrants with a fair value of $67,064 recorded as financing costs; (vi) 50,000 Warrants with a fair value of $63,500 recorded as consulting expense; and

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

(vii) 2,499,975 Warrants with a fair value of $1,958,647 recorded as financing costs. The Company also amortized previously capitalized Warrant costs totaling approximately $72,000 as financing costs in other expense in the accompanying condensed consolidated financial statements.

Stock Options

During the nine months ended September 30, 2011, the Company issued 2009 Plan Options to purchase 272,500 shares of the Company's Common Stock to employees. The ten-year 2009 Plan Options have exercise prices ranging from $1.40 and $1.69 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

In April 2011, John Bailey, the Company's Chief Financial Officer at that time, exercised 2007 Plan Options to purchase 2,042,830 shares of the Company's Common Stock at an exercise price of $302,338.  In May 2011, an individual exercised 2009 Plan Options to purchase 179,000 shares of the Company's Common Stock at an aggregate exercise price of $93,017.  In June 2011, Mr. Bailey, exercised 2009 Plan Options to purchase a total 100,000 shares of the Company's Common Stock at an aggregate exercise price of $52,000.
In January 2010, the Company granted 2009 Plan Options to purchase an aggregate of 325,000 shares of the Company's Common Stock to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In March 2010, the Company granted 2009 Plan Options to purchase an aggregate of 325,000 shares of the Company's Common Stock to officers and directors of the Company, all of which vested on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share. In May 2010, the Company granted 2009 Plan Options to purchase 453,982 shares to an employee; the ten-year 2009 Plan Options have an exercise price of $1.00 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.  In March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled, and in May 2010, also resulting from the termination of an employee, a 2007 Plan Option to purchase 32,102 shares was cancelled.

A summary of the Company's stock option activity under the 2007 and 2009 Stock Option Plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	10,250,445	$0.48	7.0	$11,372,288
Granted	272,500	1.62
Exercised	(2,321,830)	0.19		$3,197,918
Expired	(150,000)	1.00
Cancelled	(5,000)	1.62
Balance at September 30, 2011	8,046,115	$0.59	7.1	$7,913,761
Vested and Exercisable at	6,015,130	$0.54	6.8	$6,225,876
September 30, 2011

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

The weighted-average grant date fair value of Options granted during the nine months ended September 30, 2011 and 2010 was $0.80 and $0.83, respectively.

The valuation methodology used to determine the fair value of the Options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	September 30, 2011	December 31, 2010
Risk-free interest rate	0.35-1.39%	0.78-1.05%
Volatility	80.85-84.78%	92.96-94.34%
Expected life	3	2-5
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options recognized in our results for the three and nine months ended September 30, 2011 ($189,380 and $560,221 respectively) and for the three and nine months ended September 30, 2010 ($230,470 and $975,439 respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At September 30, 2011 and December 31, 2010, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1.0 and $1.6 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2011	December 31, 2010
Prepaid expenses	$552,137	$90,959
Other receivables-related party	188,823	188,823
Deferred subcontractor installation costs	437,868	62,559
Deferred closing fees-Comerica	165,631	-0-
Note receivable and interest-employee	6,443	6,000
Other receivables	1,676	3,151
TOTAL OTHER CURRENT ASSETS	$1,352,578	$351,492

NOTE D – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2011	December 31, 2010
Network equipment	$7,432,291	$3,871,785
Office equipment	99,668	78,379
Vehicles	82,622	52,062
Test equipment	69,662	59,741
Furniture	65,867	61,560
Warehouse equipment	6,867	5,487
	7,756,977	4,129,014
Less: accumulated depreciation	(998,858)	(317,872)
TOTAL FIXED ASSETS	$6,758,119	$3,811,142

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $680,986 and $96,659, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:

		September 30, 2011		December 31, 2010
	Useful Life (in yrs)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	10 & 20	$98,922	$2,593	$71,136	$1,761
Software development costs	5	2,002,933	1,507,234	2,002,933	1,201,764
Other intellectual property	5	750,000	557,470	750,000	450,000
TOTAL INTANGIBLE ASSETS		$2,851,855	$2,067,297	$2,824,069	$1,653,525

Amortization expense for the nine months ended September 30, 2011 and 2010 was $413,772 and $413,758, respectively.

NOTE E – OTHER ASSETS (Continued)

Other assets consist of the following:

	September 30, 2011	December 31, 2010
Prepaid consulting	$334,579	$318,061
Deferred closing fees-Comerica	289,853	-0-
Prepaid license costs	232,240	-0-
Security deposit	83,624	83,624
Deferred consulting costs	69,167	110,667
TOTAL OTHER ASSETS	$1,009,463	$512,352

NOTE F – NOTES PAYABLE

Purchase Order Loan

In September 2010, the Company issued a purchase order to a manufacturer for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the " Purchase Order") and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Purchase Order, the Company issued a Promissory Note to an unrelated entity in an amount up to the amount of the Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum.  During the three months ended March 31, 2011, $550,000 had been advanced under the Note.  The Note was paid in full on April 26, 2011.  As consideration for the entity to secure the Purchase Order, the Company issued the entity a Common Stock Purchase Warrant ("Warrant") for the purchase of 2,300,000 shares of the Company's Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.  The Warrant has not been exercised.  The Warrant, with a fair market value of $2,852,000, was valued using the Black-Scholes Model on the date of the grant using a term of five (5) years; volatility of 96.33%; risk free rate of 1.17%; and a dividend yield of 0%. The Warrant was fully recorded as financing costs in the fourth quarter of 2010.

Conversion of Bridge Loans

In March 2010, the Company converted promissory notes to nine individuals and entities totaling an aggregate of $1,616,931, including principal and accrued but unpaid interest, into an aggregate of 3,109,487 shares of the Company’s Common Stock.

On March 31, 2010, in conjunction with the extension of certain promissory notes, the Company issued Warrants for the purchase of an aggregate of 2,499,975 shares of the Company's Common Stock, with a fair value of $1,958,647, was recorded as financing cost in other expense on the accompanying condensed consolidated financial statements during the three months ended March 31, 2010.

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued property tax	$131,789	$-0-
Insurance financing	20,806	10,623
Accrued gross interest income	10,629	29,511
Sales tax payable	1,838	1,411
Other current liabilities	126	-0-
TOTAL OTHER CURRENT LIABILITIES	$165,188	$41,545

NOTE H – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2011 as a result of the losses recorded during the three months ended September 30, 2011 as well as additional losses expected for the remainder of 2011 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2011, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE I – RELATED PARTIES

As of September 30, 2011 and December 31, 2010, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company's prior offices. The Company was also owed $103,000 from a related party for shared expenses related to consulting services rendered by two individuals. The $189,000 is included in other current assets in the accompanying condensed consolidated financial statements.

NOTE J – JOINT VENTURE AGREEMENT

On November 16, 2009, the Company entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability ("Rockwell").  Under the terms of the Rockwell Agreement, the Company will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma ("Hillcrest") and Saline Memorial Hospital in Benton, Arkansas ("Saline") (the "Project Hospital(s)").

Both Rockwell and the Company own 50% of each Project LLC formed for the Project Hospitals. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital.  Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a promissory note bearing interest at 10% and 50% attributed to member's equity. The Project Notes are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.  Additionally, the Project LLCs have an

NOTE J – JOINT VENTURE AGREEMENT (Continued)

obligation to pay Rockwell a Preferential Return (the amount of Rockwell's aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum, compounded annually).  The Company classified this obligation as a liability since it represents an unconditional obligation by the Company to pay Rockwell's Preferential Return on each Project LLC and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet.

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

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the "Project Warrants").  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying condensed consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $143,929 and $125,389 for the nine months ended September 30, 2011 and 2010, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

NOTE K – VARIABLE INTEREST ENTITIES

The Company consolidates VIEs of which it is the primary beneficiary, which comprises the Project LLCs defined in NOTE J – JOINT VENTURE AGREEMENT.  The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Assets
Cash	$24,330	$22,416
Receivables	39,279	41,812
Total current assets	63,609	64,228
Property, net	289,642	380,980
Total assets	$353,251	$445,208

Liabilities
Accounts payable	$77,962	$36,878
Notes payable, net of debt discount of $43,273 and $60,679, respectively	68,247	38,647
Mandatorily redeemable interest, net of debt discount of $43,273 and $60,679, respectively	68,247	38,647
Accrued interest	733	25,257
Total current liabilities	215,189	139,429

Notes payable, net of debt discount of $105,214 and $159,772, respectively	274,228	289,448
Mandatorily redeemable interest, net of debt discount of $105,214 and $159,772, respectively	274,228	289,448
Total long term liabilities	548,456	578,896
Total liabilities	$763,645	$718,325

NOTE K – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010

Revenue	$237,439	$132,156
Network operations	55,031	23,566
General and administrative expense	6,834	4,038
Depreciation	89,594	57,306
Total operating costs	151,459	84,910
Operating income	85,980	47,246
Amortization of debt discount	143,928	125,389
Interest expense	77.588	85,889
Total other expense	221,516	211,278
Loss before taxes	(135,536)	(164,032)
Provision for taxes	-0-	-0-
Net loss	(135,536)	(164,032)
Net loss attributable to noncontrolling interest	(67,768)	(82,016)
Net loss attributable to CareView Communications, Inc.	$(67,768)	$(82,016)

NOTE L – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement ("Agreement") with an entity to distribute the CareView System™ on the East Coast of the United States.  In addition to selling the CareView System™, the entity will also serve as CareView's East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the "Warrant") to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.52 per share. The Warrant has not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrant, with a fair value of $166,000, is being amortized over the life of the Agreement.  For the nine months ended September 30, 2011 and 2010, the Company recognized expense of $41,500 and $41,499, respectively as distribution expense in network operations.  As of September 30, 2011 and December 31, 2010, the Company reported $69,167 and $110,667 respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

NOTE M – LITIGATION

Settled Litigation

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust ("Plaintiffs") filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and one of its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company ("Defendants"), which claimed among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involved a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  As of May 31, 2011,  the parties entered into a settlement under which the following actions subsequently occurred: (i) Plaintiffs dismissed the entire lawsuit and released all Defendants from all known and unknown claims, (ii) Plaintiffs were not reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs  received non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents contributed to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims. On June 13, 2011, an Order for Dismissal with Prejudice was filed with the court.

Pending Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in NOTE P – AGREEMENT WITH HEALTHCOR. The Company denies any such fees are due Focus and have answered the complaint as such.  The case is in the discovery phase.  Documents have been exchanged and depositions of certain Focus employees have taken place.  Depositions of CareView personnel have not yet been scheduled.  The Company intends to vigorously defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement ("Subscription Agreement") with an entity known as T2 Consulting, LLC ("T2"), and the principals of T2, namely Tommy G. Thompson ("Thompson"), Gerald L. Murphy ("Murphy") , and Dennis Langley ("Langley"), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the "Agreement").  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant ("Warrant") to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the quarter ended September 30, 2010.  The Company's Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it is not necessary to obtain a 'fairness' opinion from an independent third-party.

NOTE N – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (Continued)

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the "GII Agreement") with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015.  At September 30, 2011, based on actual revenue for the months of October 2010 through September 2011, the Company recorded a liability for the GII owner's put of approximately $9,000 (the estimated fair value of the GII owner's put).  At December 31, 2010, based on actual revenue for the months of September through December 2010, and estimated revenue for the months of January 2011 through August 2011, the Company recorded a liability for the GII owner's put of approximately $30,000 (the estimated fair value of the GII owner's put). This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company's products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

NOTE O – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA").  Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 59 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.  As of September 30, 2011, the Company had installed 2,136 Room Control Platforms at HMA hospitals.

NOTE P – AGREEMENT WITH HEALTHCOR

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors").  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the "Notes").  The Notes have a maturity date of April 20, 2021.

So long as no Event of Default (defined in the Notes) has occurred and is continuing, the outstanding principal balances of the Notes accrue interest from April 21, 2011 through April 20, 2016 (the "First Five Year Note Period"), at the rate of twelve and one-half percent (12.5%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the "First Five Year Interest Rate"), compounding quarterly, which accrued interest shall be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue Interest at the First Five Year Interest Rate (and, during the Second Five Year Note Period (as defined below), at the Second Five Year Interest Rate (as defined below), compounding quarterly.  All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

NOTE P – AGREEMENT WITH HEALTHCOR (Continued)

So long as no Event of Default has occurred and is continuing, the outstanding principal balances of the Notes shall accrue interest from and after the end of the First Five Year Note Period through the maturity date (the "Second Five Year Note Period"), at the rate of ten percent (10%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the "Second Five Year Interest Rate").  The interest accruing during the Second Five Year Note Period may be paid quarterly in arrears in cash or, at the Company’s option, such interest may be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the Second Five Year Interest Rate, compounding quarterly.  All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

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

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of the Company's Common Stock at an exercise price per share equal to $1.40 per share.  The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a

NOTE P – AGREEMENT WITH HEALTHCOR (Continued)

price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.  (See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments.)

Contemporaneously, the Company and the Investors executed a (i) Registration Rights Agreement pursuant to which the Company agrees to provide the Investors with certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and/or exercise of the Warrants, (ii) a Pledge and Security Agreement and (iii) an Intellectual Property Security Agreement pursuant to which the Company and certain of its subsidiaries granted the Investors a security interest in the Company's and such subsidiaries' tangible and intangible assets securing the Company's performance of its obligations under the Notes.

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company's Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee (or  committees serving similar functions) to consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, shall have the right to designate one (1) representative (the "Investor Designee") to serve as a member of the Company's Board of Directors, and as a member of the Company's Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company's Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee; however, on June 27, 2011, Mr. Lightcap was named as a member of the Company's Audit and Compensation Committees. The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

NOTE Q – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the "Agreement" or the "Revolving Line") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers.  The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.  Interest shall be paid monthly in arrears on any outstanding principal amount.

So long as no event of default has occurred and is continuing and subject to and upon the terms and conditions of the Agreement, and provided that the Company has delivered evidence to the reasonable satisfaction of the Banks of a signed contract for a new customer or the expansion of a contract with an existing customer for the addition of hospital sites and or hospital beds, the Company may request, and the Banks have agreed to make Advances in an aggregate outstanding amount not to exceed the lesser of

NOTE Q – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

(i) the $20 million revolving line limit or (ii) the Borrowing Base. As defined in the Agreement "Advances" means cash advances under the Revolving Line and "Borrowing Base" generally means an amount equal to eighty percent (80%) of Eligible Accounts.  As defined in the Agreement, "Eligible Accounts" generally means those accounts that (x) arise in the ordinary course of the Company’s business; (y) arise from the future, rolling twelve (12) months due to sales of subscriptions to individual hospitals or hospital groups which are associated with (i) existing subscription services that are under contract and have at least twelve (12) months of life left on the contract at the time of inclusion of such account in the Borrowing Base; and (ii) newly executed contracts that have a minimum length of at least four (4) years; and (z) comply with certain Company representations and warranties to the Banks set forth in the Agreement that relate to Eligible Accounts.  Subject to the terms and conditions of the Agreement, amounts borrowed may be repaid and re-borrowed at any time prior to the Revolving Maturity Date~~,~~ (the earlier of (i) two (2) years after the initial Advance or (ii)  June 14, 2014), at which time all Advances shall be immediately due and payable. Except as set forth in the Prime Referenced Rated Addendum to the Agreement, the Company may prepay any Advances without penalty or premium. The Company shall use the proceeds of the Advances for the purchase of machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments and/or installation costs associated with the installation of a new or expanded customer subscription services contract.

The Agreement requires the Company to pay (i) on the closing date, a $200,000 nonrefundable facility fee, to be shared equally by the Banks; (ii) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter, and (iii) all reasonable expenses incurred by the Banks in connection with the Agreement, including reasonable attorneys’ fees and expenses.

The Agreement requires CareView to maintain its primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of CareView's investment accounts with the Banks or their affiliates, unless CareView's cash falls below $5 million, in which case it must maintain all its cash with the Banks.  The Agreement also requires CareView to maintain a fixed charge coverage ratio of at least 5.01 to 1.00. The credit facility also contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, the Company’s ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

The credit facility contains customary events of default including, among other things, non-payment, inaccurate representations and warranties, violation of covenants, events that constitute a material adverse effect and cross-defaults to other indebtedness.  Upon an occurrence of an event of default, the Company shall pay interest on the outstanding principal balance of five percent (5%) above the otherwise applicable interest rate, and the Banks may accelerate the loan.

Pursuant to and in connection with the Agreement, the Company granted the Banks a security interest in all of its assets, including its intellectual property pursuant to an Intellectual Property Security Agreement, and pledged its ownership interests in its subsidiaries and certain joint ventures.  Pursuant to and in connection with the Agreement, the Company has entered into a Subordination Agreement with its existing convertible note holders, HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.

NOTE Q – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The fair value of the warrants at issuance was $1,535,714 and has been recorded as a debt discount.  The discount is amortized to interest expense over the term of the revolving line.  Through September 30, 2011, $87,756 was amortized to interest expense.  The Warrants have not been exercised.

NOTE R – SUBSEQUENT EVENTS

Exercise of Warrant

On October 7, 2011, an individual exercised a Common Stock Purchase Warrant to purchase 449,666 shares of the Company's Common Stock at an aggregate exercise price of approximately $247,316.

Consulting Agreement/Settlement Agreement with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release ("Separation Agreement") with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and accompanying Consulting Agreement and resignation. The principal terms of the Separation Agreement provide that Mr. Bailey will tender his resignation in all capacities with the Company in exchange for payment under an accompanying Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement.  The principal terms of the Consulting Agreement provide that Mr. Bailey will provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year.  The foregoing descriptions of the Separation Agreement and accompanying Consulting Agreement and Resignation are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2011, which filing and exhibits are incorporated herein by reference.

Change in Executive Officer

As mentioned above, on November 7, 2011, the Company accepted the resignation of John R. Bailey as its Chief Financial Officer, Vice President Finance, Secretary and Treasurer. Mr. Bailey's resignation was not a result of a disagreement with the Company or any matter relating to the Company's operations, policies or practices.  A copy of Mr. Bailey's resignation letter is attached hereto and is incorporated herein by reference.

Also on November 7, 2011, the Company named Anthony P. Piccin as the Company's Chief Financial Officer, Vice President Finance, Secretary and Treasurer.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 15, 2011, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2010. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report"), the terms "we," "us," "our," "CareView," or "our  Company" refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Nevada limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries") and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities ("VIEs") in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the "Company's LLCs").

The Company maintains a website at www.care-view.com.  The Company's Common Stock trades on the OTCBB under the symbol "CRVW."

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report.  Forward-looking statements are often identified by words like "believe," "expect," "estimate," "anticipate," "intend," "project" and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Company developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use system (the "CareView System™"). The CareView System™ runs on each hospital's coaxial cable television network that provides television signals to patient room; consequently, CareView's network does not need to run on or through the hospital's specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company's proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications.  Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient's quality of stay.  There is no capital expenditure by a subscribing hospital as CareView provides all hardware and installation of the CareView System™ in each room at no charge. Fees paid to CareView by each hospital consists of monthly service fees for each system installed (one per bed) and an additional rate for each nursing station monitor.  Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

 On November 16, 2009, the Company entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability company ("Rockwell").  The Company will use the funds provided under the Rockwell Agreement to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities. As of September 30, 2011, the Company had installed an aggregate of 446 CareView Systems™ at the hospitals covered under the Rockwell Agreement.

On August 20, 2010, the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the "Agreement"). Under the Agreement, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant ("Warrant") to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Thompson, Murphy, and Langley will receive an aggregated 1.5% Gross Income Interest on all revenues (without deductions of any kind) of the Company and its subsidiaries and executed an Agreement Regarding Gross Income Interest with each of Thompson, Murphy and Langley under which the Company has the right to acquire the Gross Income Interest of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015.

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA"), under which HMA will use the CareView System™ in each of its 59 hospitals across the U.S.  As of September 30, 2011, the Company had installed 2,136 RCPs at HMA hospitals.

 On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors").  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the "Notes").  The Notes have a maturity date of April 20, 2021.  The Purchase Agreements and Notes were attached as exhibits to the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission (the "Commission") on April 27, 2011.

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the "Agreement" or the "Revolving Line") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers.  The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.  Interest shall be paid monthly in arrears on any outstanding principal amount. The Agreement required the Company to pay (i) on the closing date, a $200,000 nonrefundable facility fee, to be shared equally by the Banks; (ii) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter, and (iii) all reasonable expenses incurred by the Banks in connection with the Agreement, including reasonable attorneys’ fees and expenses. Pursuant to and in connection with the Agreement, the Company granted the Banks a security interest in all of its assets, including its intellectual property pursuant to an Intellectual Property Security Agreement, and pledged its ownership interests in its subsidiaries and certain joint ventures.  Pursuant to and in connection with the Agreement, the Company has entered into a Subordination Agreement with its existing convertible note holders, HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.  Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  The Warrant issued to Bridge Bank provides for a cashless exercise. The foregoing descriptions of the Agreement, the Prime Referenced Rated Addendum to the Agreement, the Subordination Agreement, the Intellectual Property Security Agreement and the Warrants are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2011, which filing and exhibits are incorporated herein by reference.

As of September 30, 2011, the Company had Hospital Agreements with seven (7) hospitals, excluding HMA, and had installed 636 RCPs therein.

Recent Events

Exercise of Warrant

On October 7, 2011, an individual exercised a Common Stock Purchase Warrant to purchase 449,666 shares of the Company's Common Stock at an aggregate exercise price of approximately $247,316.

Separation Agreement and General Release with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release ("Separation Agreement") with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and accompanying Consulting Agreement and resignation. The principal terms of the Separation Agreement provide that Mr. Bailey will tender his resignation in all capacities with the Company in exchange for payment under an accompanying Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement.  The principal terms of the Consulting Agreement provide that Mr. Bailey will provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year.  The foregoing descriptions of the Separation Agreement and accompanying Consulting Agreement and Resignation are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2011, which filing and exhibits are incorporated herein by reference.

Change in Executive Officer

As discussed above, on November 7, 2011, the Company accepted the resignation of John R. Bailey as its Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Bailey's resignation was not a result of a disagreement with the Company or any matter relating to the Company's operations, policies or practices.  Upon Mr. Bailey's resignation, the Company named Anthony P. Piccin as the Company's Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Piccin's business experience is contained in the Company's Current Report on Form 8-K filed with the Commission on November 10, 2011, which filing is incorporated herein by reference.

Newly Adopted Critical Accounting Policies

See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS Derivative Financial Instruments and Fair Value of Financial Instruments which describe the Company’s accounting policy for measuring convertible debt instruments and fair value with respect to derivative instruments.

On April 21, 2011, the Company issued $20,000,000 in Senior Secured Convertible Debt ("Convertible Debt") along with Common Stock Purchase Warrants (the "HealthCor Warrants").  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the "Lattice Model"), incorporating transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  As of September 30, 2011, the fair value of the derivative liabilities related to the embedded conversion feature of the Convertible Debt and an anti-dilution provision associated with both the conversion feature of the Convertible Debt and with the exercise price of the HealthCor Warrants was recorded as long-term liability in the amount of $26,966,873; of this amount, $20,000,000 was allocated to debt discount and through September 30, 2011 $6,966,873 has been recorded as non-cash compensation.  The debt discount associated with the Convertible Debt totaling $20,000,000 is being amortized over the life of the Convertible Debt (using the effective interest method) and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $784,053 and $1,346,899, respectively, for the three and nine months ended September 30, 2011.  (See NOTE P – AGREEMENT WITH HEALTHCOR for further details.)

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the three and nine months ended September 30, 2011 and the fiscal year ended December 31, 2010 is that of the Company on a consolidated basis with its subsidiaries.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained in our Annual Report on Form 10-K filed with the Commission on April 15, 2011 and elsewhere in this document.  See "Caution Regarding Forward-Looking Statements."

Material Changes in Financial Condition and Results of Operations

As of September 30, 2011, the Company had cash of $12,437,940, an increase of $12,411,375 from December 31, 2010.  Current liabilities increased $736,419 to $1,026,314 at September 30, 2011 from $289,895 at December 31, 2010, while working capital increased $12,981,323 to $13,157,875 at September 30, 2011 from $176,552 at December 31, 2010.  On April 21, 2011, the Company sold Senior Secured Convertible Promissory Notes totaling $20 million (more fully described in NOTE P – AGREEMENT WITH HEALTHCOR).

Results of Operations – Comparison of Quarters Ended September 30, 2011 and September 30, 2010

For the three months ended September 30, 2011 and 2010, the Company had net revenue totaling $197,862 and $89,123, respectively.  This improvement of $108,739 is a result of the expansion of the Company’s business into new hospitals.

During the three months ended September 30, 2011 and 2010, the Company’s operating expense totaled $(2,700,231) and $5,498,677, respectively.  This decrease of approximately $8,199,000 is primarily a result of:

•
a decrease of approximately $8,951,000 in general and administration comprised of (i) a net decrease of approximately $3,979,000 in non-cash costs related to options and warrants issued by the Company, (ii) a decrease of approximately $5,268,000 related to the valuation of derivative liabilities associated with HealthCor, (iii) an increase in accrued expenses related to property tax of approximately $132,000, (iv) an increase of approximately $82,000 personnel costs, (v) an increase of approximately $68,000 in legal and accounting costs, and (vi) a net increase in other administrative costs of approximately $14,000;

•	an increase of approximately $432,000 in network operations associated with the expansion of the Company’s business into 22 hospitals, including installation costs and additional personnel;
•	an increase of approximately $242,000 in depreciation and amortization primarily due to an increase in depreciable assets; and
•	an increase of approximately $107,000 in sales and marketing also associated with the business expansion and additional personnel.

Other expense increased by approximately $1,404,000 during the three months ended September 30, 2011 compared to the same period in 2010, primarily comprised of interest expense related to the Senior Secured Convertible Promissory Notes (more fully described in NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments and NOTE P – AGREEMENT WITH HEALTHCOR).

For the three months ended September 30, 2011, the Company recorded net income of approximately $1,332,000 compared to a net loss of approximately $5,557,000 for the same period in 2010; an increase in net income of approximately $6,890,000 after a decrease in net loss of approximately $13,000 for non-controlling interest.

Results of Operations – Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

For the nine months ended September 30, 2011 and 2010, the Company had net revenue totaling $387,647 and $198,168, respectively.  This improvement of $189,479 is a result of the expansion of the Company’s business into new hospitals.

During the nine months ended September 30, 2011 and 2010, the Company’s operating expense totaled $13,133,980 and $11,732,357, respectively.  This increase of approximately $1,401,000 is primarily a result of:

•
a  decrease of approximately $255,000 in general and administration comprised of (i) a decrease of approximately $7,393,000 in non-cash costs related to options and warrants issued by the Company; (ii) an increase of approximately $6,967,000 related to the valuation of derivative liabilities associated with HealthCor, (iii) a decrease in lawsuit settlement costs totaling approximately $296,000, (iv) an increase in accrued expenses related to property tax of approximately $132,000, (v) an increase of approximately $117,000 personnel costs, (vi) an increase of approximately $233,000 in legal and accounting costs, and (vii) a net decrease in other administrative costs of approximately $15,000;

•
an increase of approximately $746,000 in network operations associated with the expansion of the Company’s business into 22 hospitals; of which $248,000 relates to salaries and fringe benefits due to increased customer representative headcount, $118,000 for associated travel and $380,000 for subcontract and other installation related expenses.

•	an increase of approximately $584,000 in depreciation and amortization due to an increase in depreciable assets;
•	an increase of approximately $229,000 in sales and marketing also associated with the business expansion and a more visible sales and marketing presence; and

Other expense increased by approximately $351,000 during the nine months ended September 30, 2011 compared to the same period in 2010, primarily related to a decrease in non-cash financing costs totaling $2,220,000 offset by an increase in interest expense of approximately $2,571,000 (more fully described in NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments and NOTE P – AGREEMENT WITH HEALTHCOR).

For the nine months ended September 30, 2011, the Company recorded a net loss of approximately $15,491,000 compared to approximately $13,913,000 for the same period in 2010; an increase of approximately $1,578,000, after a  decrease in net loss of approximately $14,000 for non-controlling interest.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead.  We anticipate we will be generating positive cash flow from operations by first quarter 2012.  Management expects that the available proceeds from the HealthCor transaction where the due date for repayment is not until April 20, 2021 (as discussed in NOTE P – AGREEMENT WITH HEALTHCOR) and the Comerica and Bridge Bank transaction (as discussed in NOTE Q – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK) will continue to satisfy the Company's operational and capital requirements over the next twelve months.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Samuel A. Greco, the Company's Chief Executive Officer ("CEO") and Anthony P. Piccin, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company recently hired three individuals with financial accounting expertise to help segregate duties for proper controls and who have specific experience in financial reporting for public companies and preparation of consolidated financial statements:

•
Corporate Controller, who subsequently became our Chief Financial Officer, whose responsibilities include overseeing all aspects of our accounting function and the consolidation of our financial statements, including overseeing the timely filings of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

•
Accounting Manager, whose responsibilities include managing the accounting for our business and implementing the controls necessary to remediate deficiencies in our internal control over financial reporting.

•	Senior Financial Accountant, whose responsibilities include, among other things, implementing the controls necessary to remediate deficiencies in our internal control over financial reporting.

The Company believes, however, that it will continue to recognize a weakness in its internal controls and procedures until such time as the above-mentioned individuals have become more familiar with the Company and its operations.  The Company believes that the newly hired individuals will allow it to properly implement a control structure in the near future.

In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Settled Litigation

On July 14, 2010, The EMG Irrevocable Trust dated February 19, 2009, and Shelly Lynn Sands, Trustee of the EMG Irrevocable Trust ("Plaintiffs") filed a complaint in the Superior Court of the State of Arizona in and for the County of Maricopa against the Company and one of its subsidiary, its transfer agent, its Chief Financial Officer, consultants and agents of the Company, and shareholders of the Company ("Defendants"), which claimed among other things, negligence, securities fraud, fraud in investment advisory services, and breach of fiduciary duty.  The complaint involved a dispute relative to a private stock transaction between the beneficiary of the Trust and a shareholder of the Company.  As of May 31, 2011,  the parties entered into a settlement under which the following actions subsequently occurred: (i) Plaintiffs dismissed the entire lawsuit and released all Defendants from all known and unknown claims, (ii) Plaintiffs were not reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs  received non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents contributed to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims. On June 13, 2011, an Order for Dismissal with Prejudice was filed with the court.

Pending Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract. The complaint involves a dispute relative to financial advisor and arranger fees that Focus alleges are due to Focus in relation to the HealthCor agreement disclosed in NOTE P – AGREEMENT WITH HEALTHCOR. The Company denies any such fees are due Focus and have answered the complaint as such.  The case is in the discovery phase.  Documents have been exchanged and depositions of certain Focus employees have taken place.  Depositions of CareView personnel have not yet been scheduled.  The Company intends to vigorously defend this action but cannot, at this time, reasonably predict the ultimate outcome of the proceedings or damages, if any, that will be imposed.

Item 1A.  Risk Factors.

CareView is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 18, 2011 and April 21, 2011, the Company issued Non-Qualified Stock Options ("Options") to employees to purchase up to 235,000 shares of the Company's Common Stock pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan ("2009 Plan"). The ten-year Options have an exercise price of between $1.53 and $1.66 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.  Of the 235,000 Options mentioned above, 5,000 were forfeited during the second quarter of 2011 due to the termination of an employee.

 On April 8, 2011, John R. Bailey, the Company's former Chief Financial Officer, exercised a Non-Qualified Stock Option ("Option") to purchase 2,042,830 shares of the Company's Common Stock at an aggregate exercise price of $302,338.

On April 21, 2011, the Company entered into a two-year consulting agreement with an individual.  Compensation was paid through the issuance of a five-year Common Stock Purchase Warrant ("Warrant") to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.40 per share.

On April 29, 2011, Develo exercised a Warrant to purchase 148,000 shares of the Company's Common Stock. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 38,480 shares, resulting in an issuance to Develo of 109,520 shares.

On May 18, 2011, an employee exercised an Option to purchase 179,000 shares of the Company's Common Stock at an aggregate exercise price of $93,016.

On May 31, 2011, the Company entered into a three-month consulting agreement with an individual.  Compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.59.

On June 9, 2011, John R. Bailey, the Company's former Chief Financial Officer, exercised an Option to purchase 100,000 shares of the Company's Common Stock at an aggregate exercise price of $52,000.

On June 9, 2011, an individual exercised a Warrant  to purchase 179,849 shares of the Company's Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the individual surrendered his right to receive 55,339 shares, resulting in an issuance of 124,510 shares.

In July 2011, the Company granted 2009 Plan Options to purchase 32,500 shares of the Company's Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $1.69 per share and vest over a three-year period, one-third per year on the anniversary date of the Option.

On August 31, 2011, pursuant to and in connection withthe above-mentioned Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  The Warrant issued to Bridge Bank provides for a cashless exercise.

On September 7, 2011, an individual exercised a Warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate exercise price of $55,000.

These Options, Warrants and shares were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.  All certificates representing the shares issued upon exercise of the Options and Warrants will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exh. No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)
3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)
3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)
3.2	04/03/01
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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.02	09/15/06	Promissory Note, form of(1)
10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)
10.04	09/01/07	Consulting Agreement between CareView-TX and John R. Bailey(1)
10.05	09/01/07	Consulting Agreement between CareView-TX and Steven G. Johnson(1)

10.06	09/04/07	Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.07	10/17/07	Subordinated Convertible Note, form of(1)
10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.13	12/13/07	Insider Trading Policy for 2007, form of(1)
10.14	02/13/08	Advisory Board Charter(1)
10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)
10.16	n/a	Stock Purchase Agreement, form of(1)
10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)
10.18	10/01/08	Extension of Consulting Agreement between CareView-TX and John R. Bailey(1)
10.19	10/01/08	Extension of Consulting Agreement between CareView-TX and Steve G. Johnson(1)
10.20	10/01/08	Extension of Consulting Agreement between CareView-TX and Samuel A. Greco(1)
10.21	10/01/08	Employment Agreement with Samuel A. Greco(1)
10.22	10/01/08	Employment Agreement with Steven G. Johnson(1)
10.23	10/01/08	Employment Agreement with John R. Bailey(1)
10.24	10/01/08	Employment Agreement with Kyle Johnson(1)
10.25	10/02/08	6% Promissory Note, form of(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)
10.28	02/09/09	LockUp Agreement, form of(1)
10.29	04/28/09	Promissory Note to David Webb for $83,333(1)
10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)
10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)
10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)
10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.35	06/03/09	Promissory Note to David Webb for $30,000(1)
10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)
10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)
10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)
10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)
10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)
10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)

10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)
10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni(3)
10.71	12/17/10	Insider Trading Policy for 2010, form of(3)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.80	04/21/11	Consulting Agreement with Nick Segal(5)
10.81	05/31/11	Consulting Agreement with Dennis McGonigal(5)
10.82	8/31/11
Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)

10.83	8/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.84	8/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.85	8/31/11	Intellectual Property Security Agreement, form of(6)
10.86	8/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.87	8/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.88	8/31/11	Press Release announcing Loan and Security Agreement and Warrants(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
14.00	n/a	2010 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2010 Code of Business Ethics for Financial Executives, form of(1)
31.1	11/14/11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/14/11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/14/11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/14/11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________
(1) Filed as an exhibit to the Company's Form 10 filed with the SEC on August 23, 2010.
(2) Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2010.
(3) Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on April 15, 2011.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5) Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 22, 2011.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2011.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2011.
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   November 14, 2011

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer