Form 10-K
period 2011-12-31
CareView Communications Inc
filed 2012-03-15
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.: 000-1377149

CAREVIEW COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4659068
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $165,170,369. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 15, 2012 was 132,086,376.

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

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”). The Company will use the funds provided under the Rockwell Agreement to purchase the previously installed CareView Systems™ at two of its existing hospitals as well as to fund the purchase and installation of additional CareView System™ equipment to complete the installations at the two facilities. As of December 31, 2011, the Company has made 446 installations. Upon completion, it is anticipated that there will be over 900 installations of the CareView System™ in the combined facilities. (See Exhibits 10.44 through 10.53 inclusive, which exhibits are incorporated herein by reference.)

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”) under which HMA will use the CareView System™ in each of its approximately 66 hospitals across the U.S. As of December 31, 2011, the Company has made 3,283 installations in 46 HMA hospitals.

On October 19, 2011, the Company entered into a Pilot Agreement with Palmetto Health Richland in Columbia, South Carolina (“Palmetto”), one of the largest hospitals in the southeast United States with 647 beds. Palmetto Health Richland is part of Palmetto Health, the region’s largest, most comprehensive, locally owned, not-for-profit healthcare resource which includes six hospitals. Under the Pilot Agreement, CareView will install its CareView System™ for a six-month trial basis in approximately 100 beds. The success of the Pilot Agreement could lead to the opportunity to contract with Palmetto Health for approximately 1,538 beds.

On November 29, 2011, the Company entered into a Pilot Agreement with IASIS Healthcare, a leading owner and operator of 18 acute care hospitals in high-growth urban and suburban markets in seven states (“IASIS”). Under the Pilot Agreement, CareView will install its CareView System™ for a six-month trial basis in approximately 500 beds in three hospitals located in Arizona and Texas. The success of the Pilot Agreement could lead to the opportunity to contract with Iasis for approximately 4,376 beds.

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

•
Head-End: This collection of server and networking equipment facilitates the CareView network in the hospital and serves as the aggregation point for all real-time video and patient data. The head-end is typically located in the server room of the hospital and one head-end is typically required per campus.

•	Nursing Station: The CareView System™ provides nurses an all-in-one touch-screen computer for viewing real-time video and clinical monitoring of patients.
•
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

•
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

•
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

•
Firewall: The firewall provides the CareView System™ with secure Internet connectivity and resides in the server room. The CareView System™ uses this Internet connectivity to remotely manage all hospital installations through the firewall, to provide remote software upgrade service, and to provide services for NetView® and PatientView®, as more fully described herein.

•	Switch: The Ethernet switch provides network connectivity between the servers, CMTS, firewall, and hospital data network. CareView deploys one switch in the hospital server room.

•	Uninterruptible Power Supply (UPS): If the hospital’s server room does not provide adequate room-level backup power, CareView will deploy one UPS for the hospital’s server room.

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

Installation

All components are either built to the Company’s specifications or altered at the Company’s facilities prior to deployment. A typical head-end containing two servers, CMTS, firewall, switch, UPS, and Nursing Stations take a two-man team approximately 4.5 hours to install. RCPs are installed separately for each patient bed.

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

The proprietary service offerings of the CareView System™ provide, among other things:

•	Doctors, nurses and other healthcare providers with the ability to more efficiently and cost-effectively monitor, treat and visit their patients.
•	Family members and friends with the ability to use the Internet to monitor, correspond with, and visit with their loved ones in hospitals and nursing homes.
•	Patients and their visitors with direct access to on-demand high-speed Internet and other digital entertainment products and services in their rooms.
•
Facilities with the ability to implement audit tools to insure quality standards are being adhered to, safety measures are being complied with and both can be used to further educate caregivers to continually enhance quality and safety.

•	A patent-pending fall prevention system.
•	Innovative mobile technology to improve patient safety.

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

The Company currently offers the following services: SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails™, SitterView™, PatientView®, NetView®, MovieView®, FacilityView®, BabyView® and EquipmentView®. There is no other product currently available that offers all of these important capabilities in one package. The Company is committed to becoming a leading information technology provider to the healthcare industry.

The Company offers the CareView System™ in its Primary Package, Patient Services Package, and Connectivity Package as outlined below.

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

The Primary Package usually includes SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails™ and Fall Management Program.

SecureView® is a unique video monitoring system that offers comprehensive patient attention with documentation and recording of all activity in patients’ room, ancillary departments, waiting rooms, hallways, stairwells, back doors, inventory areas and parking lots. SecureView® takes the guess work and uncertainty out of patient care and safety.

SecureView®:
•	Offers comprehensive patient attention with documentation and recording of all in-room activity.
•	Provides risk managers with a “Video Incident Report.”
•	Provides a thorough recorded documentation of patient care which will eliminate the need to fund frivolous claims.
•	Documents and records the provision of care, administration of drugs, nursing visits, housekeeping service, dietary delivery and patient movements.
•	Provides enhanced patient safety.
•	Provides a record of “Best Practice.”1

NurseView® is an effective remote monitoring tool designed to create a more effective and efficient hospital environment. It provides the nursing staff the ability to (i) continually monitor multiple patients at once, (ii) see what is happening in each patient’s room, and (iii) view recorded observations should documentation become necessary.

NurseView®:
•	Provides a continual observation and monitoring system for nurses.
•	Provides a room security system.
•	Provides a documentation system of patient care.
•	Provides constant visual contact and reduces unnecessary trips to a patient’s room.
•	Uses infrared cameras to allow night viewing without disturbing the patient.

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

•	Provides the patient and their family with comfort by knowing that a trained medical professional is always watching.
•	Provides remote monitoring features that enhance patient care by:
•	Alerting nurses to patient movement thereby protecting an unsecured patient.
•	Giving nurses visual confirmation that bed rails are in their proper position.
•	Creating a team nursing concept – one nurse stays at the nursing station to monitor rooms while another provides a rapid response to a patient’s need.

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

PhysicianView®:
•	Allows physicians to make video rounds remotely from any computer or PDA.
•	Promotes immediate access to patients when they need it most.
•	Improves the quality and timeliness of patient care.
•	Provides physicians with the capability to leave notes for the patient’s family.
•	Increases physician-to-patient communication.
•	Provides doctors with a reimbursable event.

Virtual Bed Rails™ is a fall prediction system that monitors a patient’s activity while in bed and provides healthcare facilities with a management tool to review all patient falls, averted falls and response time to falls, and establishes a review tool to improve the hospital’s performance regarding risk of falls. Once Virtual Bed Rails™ are engaged for a patient at high risk for a fall, the CareView System™ automatically identifies the particular patient/room within the system and creates an archive that specific patients have been so protected. Should a protected patient fall, the hospital can easily identify these flagged patients and quickly review the incident to determine why the fall occurred. Each facility can manage falls by reviewing the files of all or selected high risk patients that are being protected by Virtual Bed Rails™.

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

Virtual Bed Rails™:
•	Alerts nursing staff of potential patient falls.
•	Creates an opportunity for immediate intervention to prevent a fall.
•	Improves safety of patients and saves lives.

Fall Management Program is a management tool to review all patient falls, averted falls and response time to falls, and establishes a review tool to improve the hospital’s performance regarding risk of falls.

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

Patient Services Package

Healthcare facilities are striving to create a positive experience for patients while they are confined to bed. A patient’s stay can become more enjoyable through the use of the View Products™ application of the CareView System™ offered in the Patient Services Package. Products in the Patient Services Package are purchased individually by patient/users. The revenue generated can be shared between CareView and the hospital or the hospital can negotiate a price with CareView and provide the services at no charge to their patients.

View Products™: The View Products™ application of the CareView System™ focuses on making the patient’s hospital experience better. From admission to discharge, this application is focused on the patient, their family, peace of mind, and better communication and education. It also provides easy, affordable access to the Internet, first run movies and the ability for patients to electronically visit a loved one anyone in the world. The View Products™ application includes:

a.	PatientView™ – Allows families and friends to electronically visit loved ones in the patient’s room from anywhere in the world.
b.	NetView™ – Using the CareView System and the hospital television, patients gain high speed Internet access.
c.	MovieView™ – Patients and families can watch first run movies in patient’s rooms.
d.	BabyView™ – Patients can continually have their new baby in sight while the baby is in the nursery or NICU.
e.	Patient Education – Provides and documents pre-procedure and/or condition videos at the bedside and allows medical staff to view images and diagnostic test results at bedside.
f.	Admission Welcome Package – Welcomes the patient, continually informs the patient, allows the patient to complete surveys during their stay and to e-mail hospital departments directly.
g.
Discharge Salutation Package – Provides a discharge process that is more efficient, communicates a more consistent message, and educates the patient about their condition. It also informs patients about the survey they will be asked to complete prior to discharge, solicits their recommendations while their stay is fresh on their mind, and thanks them for their trust in the hospital.

Effective October 1, 2012, the Centers for Medicare & Medicaid Services can begin to withhold one percent (1%), an estimated $850 million, of regular reimbursements based on hospital performance. The patient experience at the hospital makes up for thirty percent (30%) of that total bonus payment. The View Products™ is a collection of patient amenity offerings that hospitals can use to enhance patient satisfaction to increase the likelihood of full reimbursement for services provided.

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

PatientView®:
•	Enhances satisfaction of patients, families and friends.
•	Allows family and friends to monitor the patient’s recovery from any computer.
•	Provides a message board with updated patient condition.
•	Increases safety and security.
•	Provides peace of mind for the patient and family.

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

NetView®:
•	Enables Internet access in the patient’s room without the need of a personal laptop computer.
•	Provides a high-speed Internet connection to browse favorite Internet sites.
•	Allows patients to check E-mail and stay in touch with friends and families and with business and personal interests.

MovieView®:
•	Provides a state-of-the-art entertainment system with a wide variety of programming.
•	Allows patients to view first run movies and a variety of programming on demand in the comfort of their hospital room.

BabyView® provides a live, continual feed from the nursery or Neo-Natal Intensive Care (NICU) to allow a mother to view her newborn from her hospital room.

Ancillary Products

The Company currently offers several ancillary products to supplement the CareView System™. These items are charged separately from the CareView System™ and are available to new and existing hospitals.

SitterView™: SitterView™ is an innovative application that employs mobile technology to enable healthcare providers to better utilize patient sitters, improve patient safety and utilize the safety feature of CareView’s NurseView™ and Virtual Bed Rails™ applications. The SitterView™ application focuses on utilizing sitters more effectively, allowing the CareView Virtual Bed Rails™ application to be monitored by those at the nursing station and on SitterView™ smart pads while simultaneiously reducing overall sitter costs, helping the hospital create a safer environment and reducing patient falls. SitterView™ requires the use of a smart pad loaded with CareView’s proprietary software.  SitterView™ was made available to customers on February 1, 2012.

Patient Activity Board: Typically, white boards are located on each floor of a hospital to track patient care. These white boards require a great deal of manpower to keep them updated. CareView’s Patient Activity Board is a large screen flat panel monitor mounted in areas of the hospital where white boards are currently used. Patient Activity Boards are easily deployable through CareView Systems™ that are networked over the hospital’s existing coaxial cable at a considerable cost savings to the hospital as compared to running new cabling to each monitor.

FacilityView®: This application will act as the security surveillance system providing access to live video feeds throughout the facility wherever a CareView camera is located (except for patient rooms). All privacy and access options will be determined and configured by the hospital. This application is not currently being marketed by the Company.

Connectivity Package

Once available, the Connectivity Package is anticipated to include EquipmentView™, RFID Tracking (“Radio Frequency Identification Tracking”) and Wi-Fi.

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

Revenue Streams

The CareView System™ is provided and installed in healthcare facilities at no charge to the facility after which the Company generates revenue from subscriptions to its services. CareView works with each hospital on pricing, which in the opinion of CareView and the hospital, would offer an affordable package based on the demographics of the hospital’s patients or which offers the hospital a product that is more competitive than other hospitals. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include any premium services to its patient at no charge to the patient. Typically, the Company offers the Primary Package (including SecureView®, NurseView®, PhysicianView®, Virtual Bed Rail™ and education programming) at a price per bed with varying price structures based on number of beds in each facility. The Patient Services Package (PatientView®, MovieView®, BabyView® and NetView®) is generally offered to the patient at a per 24-hour period. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. All revenue generated by the Company during the last three fiscal years was derived from the sale of the CareView System™ and related services to hospitals.

Products in Development

The Company has several product offerings in development including:

•
A third generation Room Control Platform (the “Generation 3 RCP”): The Generation 3 RCP will incorporate a much higher percentage of proprietary design. The present RCP uses several third party modules which develops a level of dependence on these third party modules and their suppliers. The Generation 3 RCP will incorporate a Comexpress design to eliminate the variances which can be introduced by third party suppliers. The Generation 3 RCP will have a 7-year parts life guarantee by all of the major component manufacturers to ensure consistency in manufacturing for at least that 7-year period. In addition, the Generation 3 RCP will be physically smaller in size which will reduce the cost of the unit. The Generation 3 RCP is tentatively scheduled for production in the third quarter of 2012.

•
Ulcer Management Module: The ulcer management software is presently in beta testing trials and the Company anticipates a commercial roll out in the second half of 2012. This module uses proprietary and patent pending techniques to detect if a patient has moved sufficiently as to relieve pressure areas susceptible to decubitus ulcers. The module works in concert with our Virtual Bed Rails™ system to alert healthcare employees of the need to turn a patient in a timely manner. The algorithms used detect the motion of a patient even while covered with bed linens. The system remains silent if the patient has moved enough to comply with the maximum times established by the industry to prevent bed sores. In the event the patient has not moved to a sufficient degree, the system will alarm the healthcare professional to turn the patient. Additionally, the module will document the procedure through both the data base and video recordings.

•
Device for Chinese Medical Industry to monitor vital signs: In connection with the letter of intent with Weigao Holding, CareView has begun development on a module to monitor and record patients’ blood pressure, pulse, ECG and heart rate. This device will interface with the CareView System™ to deliver this information to a nursing station and will alert nurses in the event a patient’s vitals fall outside of a given set of parameters. This device will be developed specifically for the Chinese market due to high ratio of patients to nurses. The Company has completed the hardware design for the product. The software development to control the device is being designed by outside contractors and no definitive completion date has yet been established. It is anticipated that the software will be ready for beta testing in the third or fourth quarter of 2012.

•
RFID: Presently CareView has been testing several RFID products from various manufacturers to be used in connection with the CareView System™. It is CareView’s intent to offer its customers a third party RFID solution tied to the CareView System™. As the infrastructure of the CareView System™ will already be in place at each hospital, this approach will allow CareView to provide the service at a greatly reduced price to the hospital versus the hospital contracting directly with other firms in the RFID business. The development of this RFID product has been delayed due to the increased demand for development and deployment of other of the Company’s new products.

•
Virtual Chair Rails™: This new product will place invisible sensors around the perimeter of a chair to protect patients who are at-risk for a fall. When the set boundary is pierced (top, bottom and/or sides) the nurse is immediately alerted. We anticipate that Virtual Chair Rails™ will be ready for deployment in the second quarter 2012.

•
BedView™: This application will provide the hospital with control over the activity and usage of each bed in the hospital. By placing monitors in the admitting, housekeeping, emergency and other service departments, the hospital will continually know the status of each room in real time. The status of each room is clearly noted (i.e., occupied, vacant but awaiting housekeeping, not available due to repair, etc.) on authorized monitors. Effective use of BedView™ will aid in more efficient bed turnover, the ability to monitor the cleaning process, and the ability to see other activity in the room in question. We anticipate that BedView™ will be ready for deployment by the end of the first quarter 2012.

Hospital Agreements

The Company offers its products and services for the CareView System™ through a subscription-based and/or shared revenue-pricing agreement with the medical facility (the “Hospital Agreement”). During the term of the Hospital Agreement, the Company provides continuous monitoring of the CareView System™ and maintains and services all CareView System™ equipment. Terms of each Hospital Agreement requires the hospital to pay CareView a monthly subscription fee based on the number of installed rooms for the Primary Package (which includes SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails™, and patient education). Terms also provide for CareView to collect the revenue from its Shared Revenue Package (which includes PatientView®, NetView®, MovieView® and BabyView®) which is split on a contracted basis between the Company and each hospital. Unless a separate agreement to the contrary is negotiated between CareView and the hospital, all shared revenue is collected from the patient or someone connected to the patient by CareView online through a credit card or PayPal transaction. CareView then remits the portion due to the hospital on a monthly basis. None of the services provided through the Primary Package or the Shared Revenue Package are paid by any third party provider including insurance companies, Medicare or Medicaid.

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

The Company’s various Hospital Agreements, excluding hospitals covered under the HMA agreement and all pilot agreements, cover seven (7) hospitals with an aggregate available bed count of approximately 3,350 beds of which 723 beds were deployed as of December 31, 2011. The HMA Hospital Agreement relative to its 66 hospitals currently represents 9,500 beds of which 4,345 were deployed and are in various phases of training and billing cycles. At December 31, 2011, the Company’s collective Hospital Agreements cover an aggregate of 12,850 beds of which 5,068 are deployed.

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

The Company’s selling methodology focuses on the following factors:

•	significant and tangible cost savings,
•	reducing Never Events2,
•	improved documentation, quality and timeliness of patient care,
•	enhanced safety and security,

2 The term “Never Event” was first introduced in 2001 by Ken Kizer, MD, former CEO of the National Quality Forum (NQF), in reference to particularly shocking medical errors (such as wrong-site surgery) that should never occur. Over time, the list has been expanded to signify adverse events that are unambiguous (clearly identifiable and measurable), serious (resulting in death or significant disability), and usually preventable. The NQF initially defined 27 such events in 2002 and revised and expanded the list in 2006. The list is grouped into six event categories: surgical, product or device, patient protection, care management, environmental, and criminal.

•	support for new technologies,
•	business growth,
•	return on investment (ROI), and
•	enhanced patient satisfaction.

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

In October 2011, the Company staffed its Sales and Marketing Department. Both internal and contract resources are contacting hospitals, IDNs3, and major owners and operators of hospitals to introduce the CareView System™. The Company hired a Sales Manager (Hospital Division), a Sales Account Executive and a commission-only sales person.

As mentioned herein at Recent Events, the Company entered into an exclusive National Business Development Services Agreement with Relamatrix Group, Inc. (“RMG”) through which RMG will use its Corporate Ambassador Program to facilitate business opportunities for CareView and its products by identifying business development targets and potential strategic partners with healthcare organizations.

We will support both direct and indirect channel sales with a comprehensive range of product marketing, pre-sales and marketing communications services. These services are provided by a mix of internal staff and outsourced creative, media and consulting firms. Specific responsibilities include:

•	providing a low cost entry, revenue sharing strategy to ultimately position CareView as a profit center for our clients;
•	providing sales ROI analysis tools, training, materials, product demonstrations and account specific support;
•	effectively promoting the CareView System™ through our corporate website, product collateral, articles and white papers;
•	participating in trade shows, keynote speaking engagements, key analyst events, user groups and partner events; and
•	leveraging the vast industry contacts of our Chairman, the Honorable Tommy G. Thompson.

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

The Company insures high levels of customer service by focusing efforts to provide both automated and personal assistance for every issue the customer may encounter when using the CareView System™. The Company maintains a small supply of RCPs at the customers site should an existing unit need repair. The majority of repairs are performed in house at the Company’s headquarters and the unit is placed back in service. The Company maintains a minimal on-hand supply of RCPs, head ends and nurse stations at its warehouse due to adequate sources of product and favorable lead times. The Company is confident that due to favorable lead times and adequate sourcing for the main components, that it will be able to meet most rapid delivery requirements.

3 An Integrated Delivery Network (IDN) is a network of facilities and providers working together to offer a continuum of care to a specific market or geographic area.

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks and contractual restrictions to protect our products and to maintain our competitive position. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions.

We have received patents from the U.S. Patent and Trademark Office (the “USPTO”) and have numerous patents pending. We intend to file additional patent applications when appropriate; however, we may not file any such applications or, if filed, the patents may not be issued. We have numerous registered trademarks.

We intend to aggressively prosecute, enforce and defend our patents, trademarks and proprietary technology. The loss, by expiration or otherwise, of any one patents may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

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

Both Rockwell and the Company own 50% of each Project LLC formed for the Project Hospitals. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital. Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a promissory note bearing interest at 10% and 50% attributed to member’s equity. The Project Notes are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract. Additionally, the Project LLCs have an obligation to pay Rockwell a Preferential Return (the amount of Rockwell’s aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum, compounded annually). The Company classified this obligation as a liability since it represents an unconditional obligation by the Company to pay Rockwell’s Preferential Return on each Project LLC and is recorded in mandatorily redeemable equity in joint venture on the consolidated balance sheet.

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

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”). The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the consolidated financial statements. Amortization expense totaled $174,964, $171,309 and $24,540 for the years ended December 31, 2011, 2010, and 2009, respectively. As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued. (For more information, see Exhibits 10.44 through 10.53 inclusive, which exhibits are incorporated herein by reference.)

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

Letter of Intent with Weigao Holding Company Limited

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

In connection with the services provided by the LLC Parties as outlined above, on May 26, 2010, the Company signed a letter of intent with Weigao Holding (the “Weigao LOI”) to enter into the proposed joint venture. Weigao Holding claims to be the leading medical device manufacturer in the People’s Republic of China (“PRC”). Upon the successful execution of definitive documents, Weigao Holding will hold an exclusive license to manufacture and distribute the CareView System™ in the PRC. Both CareView and Weigao Holding have identified the major need to improve the level of care in acute care medical facilities in the PRC. Of particular importance is the anticipated use of the EquipmentView® module of the CareView System™ that would allow Weigao Holding to significantly advance the level of care in the more than 8,800 medical facilities it services. The Weigao LOI provided for termination if definitive documents were not executed prior to August 1, 2010. The Company and Weigao Holding subsequently agreed to extend that date until the later of January 1, 2011 or thirty (30) days after the completion of beta testing of units by Weigao in China. The Company has completed the hardware design for the product. The software development to control the device is being designed by outside contractors and no definitive completion date has yet been established. It is anticipated that the software will be ready for beta testing in the third or fourth quarter of 2012. (See Letter of Intent with Weigao Holding, Exhibit 10.59, which exhibit is incorporated herein by reference.)

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. Accordingly, as of December 31, 2011, based on actual revenue, the Company recorded a liability for the GII Owner’s Put of $10,360 (the estimated fair value of the GII Owner’s Put). This liability will be analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date. (See Exhibits 10.00, 10.08, and 10.63 through 10.67 inclusive, which exhibits are incorporated herein by reference.)

Agreement with HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System™ in each of its approximately 66 hospitals across the U.S. and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. As of December 31, 2011, the Company had deployed 4,345 RCPs at HMA hospitals.

Agreements with HealthCor

On April 21, 2011, CareView Communications, Inc. (“CareView” or the “Company”) entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”). Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000 respectively (collectively the “Notes”). The Notes have a maturity date of April 20, 2021.

So long as no Event of Default (defined in the Notes) has occurred and is continuing, the outstanding principal balances of the Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”), at the rate of twelve and one-half percent (12.5%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the “First Five Year Interest Rate”), compounding quarterly, which accrued interest shall be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue Interest at the First Five Year Interest Rate (and, during the Second Five Year Note Period (as defined below), at the Second Five Year Interest Rate (as defined below)), compounding quarterly. All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

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

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares respectively of the Company’s Common Stock at an exercise price per share equal to $1.40 per share. The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events. Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued. If the Company issues shares at a price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.

Contemporaneously, the Company and the Investors executed a (i) Registration Rights Agreement pursuant to which the Company agrees to provide the Investors with certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and/or exercise of the Warrants, (ii) a Pledge and Security Agreement and (iii) an Intellectual Property Security Agreement pursuant to which the Company and certain of its subsidiaries granted the Investors a security interest in the Company’s and such subsidiaries’ tangible and intangible assets securing the Company’s performance of its obligations under the Notes. (See Exhibits 10.72 through 10.79 inclusive, which exhibits are incorporated herein by reference.)

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement pursuant to Section 7.9 thereof, in order to modify the Investors’ right to restrict certain equity issuances as set forth therein; and (b) amend the HealthCor Notes and the HealthCor Warrants, pursuant to Section 11 of the HealthCor Notes and Section 21 of the HealthCor Warrants, in order to eliminate certain anti-dilution provisions contained therein. The accounting treatment resulting from the elimination of the anti-dilution provision reclasses approximately $23,000,000 in related long-term liabilities to stockholders’ equity; however, this does not affect the accounting for debt discount which will remain and continue to be amortized to interest expense. (See Exhibits 10.94, which exhibit is incorporated herein by reference.)

On January 9, 2012, the Company entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, “HCP”) regarding the issuance by the Company to HCP of a $5,000,000 Senior Convertible Note(s) (the “New Senior Convertible Note(s)”). To that end, on January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement (“Second Amendment”) amending the Purchase Agreement, and issued the New Senior Convertible Notes to the Investors, each as described below.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors. The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of “Notes” and “Closing Securities” under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of “Note Shares” under the Purchase Agreement.

Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. As provided by the Second Amendment, the New Senior Convertible Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the New Senior Convertible Notes. The New Senior Convertible Notes have a maturity date ten (10) years from the date of issuance. The New Senior Convertible Notes will bear interest accordingly:

(a)
During years 1-5, interest will be payable (on a cumulative basis) by the issuance of additional convertible debt (a “PIK”) with the same terms as New Senior Convertible Notes, at an interest rate of 12.5%, compounded quarterly.

(b)	During years 6-10, interest may be paid in cash or as a consideration on the cumulative PIK (at the Company’s option), at an annual interest rate of 10.0%, compounded quarterly.
(c)	Interest shall be calculated and payable on a quarterly basis in arrears.
(d)	Notwithstanding the foregoing, during the existence of an event of default, the then applicable interest rate will be increased by 5%.

In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, events of default, preemptive rights and registration rights will be the same as those of the 2011 HealthCor Notes.

The Company will use the proceeds from the sale of the New Senior Secured Convertible Notes (i) to recruit and employ executives and sales personnel with experience in the healthcare/hospital space to establish contracts and pilot programs with hospitals, (ii) to expand its intellectual property portfolio, and (iii) for general working capital purposes.

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the “Loan Amendment”), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the “Loan and Security Agreement”). The Loan Amendment effected a change to the definition of “HealthCor Debt” under the Loan and Security Agreement, which is a component of “Permitted Indebtedness” under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes. (See Exhibits 10.95 through 10.98 inclusive, which exhibits are incorporated herein by reference.)

Agreement with Comerica Bank and Bridge Bank National Association

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount.

So long as no event of default has occurred and is continuing and subject to and upon the terms and conditions of the Agreement, and provided that the Company has delivered evidence to the reasonable satisfaction of the Banks of a signed contract for a new customer or the expansion of a contract with an existing customer for the addition of hospital sites and or hospital beds, the Company may request, and the Banks have agreed to make Advances in an aggregate outstanding amount not to exceed the lesser of (i) the $20 million revolving line limit or (ii) the Borrowing Base. As defined in the Agreement “Advances” means cash advances under the Revolving Line and “Borrowing Base” generally means an amount equal to eighty percent (80%) of Eligible Accounts. As defined in the Agreement, “Eligible Accounts” generally means those accounts that (x) arise in the ordinary course of the Company’s business; (y) arise from the future, rolling twelve (12) months due to sales of subscriptions to individual hospitals or hospital groups which are associated with (i) existing subscription services that are under contract and have at least twelve (12) months of life left on the contract at the time of inclusion of such account in the Borrowing Base; and (ii) newly executed contracts that have a minimum length of at least four (4) years; and (z) comply with certain Company representations and warranties to the Banks set forth in the Agreement that relate to Eligible Accounts. Subject to the terms and conditions of the Agreement, amounts borrowed may be repaid and reborrowed at any time prior to the Revolving Maturity Date~~,~~ (the earlier of (i) two (2) years after the initial Advance or (ii) June 14, 2014), at which time all Advances shall be immediately due and payable. Except as set forth in the Prime Referenced Rated Addendum to the Agreement, the Company may prepay any Advances without penalty or premium. The Company shall use the proceeds of the Advances for the purchase of machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments and/or installation costs associated with the installation of a new or expanded customer subscription services contract.

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

The Agreement requires CareView to maintain its primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of CareView’s investment accounts with the Banks or their affiliates, unless CareView’s cash falls below $5 million, in which case it must maintain all its cash with the Banks. The Agreement also requires CareView to maintain a fixed charge coverage ratio of at least 5.01 to 1.00. The credit facility also contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, the Company’s ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

The credit facility contains customary events of default including, among other things, non-payment, inaccurate representations and warranties, violation of covenants, events that constitute a material adverse effect and cross-defaults to other indebtedness. Upon an occurrence of an event of default, the Company shall pay an interest on the outstanding principal balance of five percent (5%) above the otherwise applicable interest rate, and the Banks may accelerate the loan.

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events. The Warrant issued to Bridge Bank provides for a cashless exercise. (See Exhibits 10.83 to 10.88 inclusive, which exhibits are incorporated herein by reference.)

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

As mentioned herein at Recent Events, on March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with Foundation Medical and Donald Shirley (collectively, the “Consultant”) wherein the above-mentioned Distribution Agreement was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof. CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. The first payment due thereunder is payable on March 20, 2012 and is due on the 20th day of each month thereafter. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3. (See Sales Consulting Agreement, Exhibit 10.99, which exhibit is incorporated herein by reference.)

Installation and Technical Support

The Company provides installation and technical support for its customers through third-party providers across the United States on a per-job basis.

Manufacturers of Room Control Platforms

The Company contracts with numerous unaffiliated third parties, domestically and internationally, to manufacture the CareView System™ Room Control Platform (“RCP”). To date, the Company has not experienced difficulty in obtaining third parties to manufacture the RCPs and does not anticipate any future difficulty in being able to obtain RCPs in the quantities it requires. Although CareView’s management is confident that its products can be manufactured to its specifications at a reasonable cost, and in substantially any quantity required, there can be no assurance of that outcome.

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

Major Customers

The Company derives all of its revenues from hospitals. For the year ended December 31, 2011, 18 hospitals accounted for the all of Company’s revenue. Three hospitals generated approximately 40%, 14% and 12%, with no other hospital accounting for more than 10%. For the year ended December 31, 2010, two hospitals accounted for approximately 56% and 20% of the Company’s revenues, while no other hospital accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2009, the same two hospitals accounted for 38% and 61% of the Company’s revenues, respectively. For the year ended December 31, 2011, the Company was dependent on three hospitals that provided approximately 66% of its revenue. While the loss of a single one of those hospitals would not have caused a material adverse effect, the loss of all three hospitals would have caused such an effect. For the years ended December 31, 2010 and 2009, the Company had limited customers and the loss of any one of them would have had a material adverse effect on the Company.

Backlog

The Company’s estimated backlog is driven by signed customer contracts. Each contract and the negotiations surrounding that contract establishes the agreed upon rates that will be charged for the use of our products and services as well as an approximate number of billable systems that will be installed. CareView’s systems billable are defined as Room Control Platforms (RCPs) and are typically billed on a per bed basis. Nursing Stations, used to monitor patient activity, are also billable on per unit basis. Our calculated backlog at December 31, 2011 would be valued at the estimated number of billable units (RCPs and Nursing Stations) not yet accepted and not invoiced to the customer multiplied by the contractual rate per the signed contract. The dollar amount of backlog as of December 31, 2011 that was expected to be billed within the current fiscal year was estimated to be approximately $3.9 million. As most customer contracts are for a minimum of five years, much of the current backlog will have future value to be billed as those contracts move towards expiration and potential renewal. The estimated value of current backlog to be billed beyond the next fiscal year is approximately $8.9 million. Backlog for comparable periods for prior years was determined to be immaterial. As we release and deploy new products and services, our estimated backlog calculation will be modified appropriately.

Research and Development Activities

The Company’s costs of research and development activities for years ended December 30, 2011, 2010 and 2009 totaled approximately $822,000, $698,000, and $540,000 respectively. None of the cost of such activities was borne directly by the Company’s customers. To date, the Company has not performed any customer-sponsored research and development activities relating to any new products or services.

Governmental Approval

Neither the Company nor its products are subject to government approval beyond required FCC certifications. Although the parameters of our CareView System™ complies with HIPPA as far as its use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPPA regulations. The Company does not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession. The Company is unaware of any probable government regulations that may affect its business in the future. CareView has received UL and FCC approval on its products. Additionally, the CMS does not pay or reimburse any party for use of the Company’s products and services.

Environmental Laws

The Company and its products are not affected by any federal, state, or local environmental laws; therefore, the Company has reserved no funds for compliance purposes.

Employees

As of the filing date of this Report, the Company employed forty-four (44) persons on a full-time basis, three (3) of whom are executive officers. None of the Company’s employees are covered by collective bargaining agreements and the Company has never experienced a major work stoppage, strike or dispute. The Company considers its relationship with its employees to be outstanding.

Financial Information about Geographic Areas

Providing geographical information is impracticable as the Company’s business is solely located within the U.S.

Reporting Status

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reported filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain these reports and further information about our Company on our website at http://www.care-view.com.

ITEM 1A.                      RISK FACTORS.

An investment in our Common Stock involves a number of significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our Company and our business prior to purchasing shares of our Common Stock. Our business, operating results, and financial condition could be impacted or harmed due to any of the following risks. The risks described below are all of the potential risks of which we are currently aware. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to our Business

We have experienced losses since inception. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Our operating business began in 2003. Through December 31, 2011, our net loss from inception is approximately $47,000,000. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon further deployment of our technology into hospitals pursuant to signed Hospital Agreements and acceptance of our technology by hospitals, physicians and patients

Based upon current plans, we still expect to incur operating losses for a limited number of future periods. While our plans provide for future profitability, we can provide no assurance that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues could cause us to go out of business and you could lose your investment.

We may need additional capital to pursue our future business plans and conduct our operations and the ability to obtain the necessary and appropriate funding is uncertain. Additional capital may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to the interests of our shareholders.

We may require significant additional capital resources from sources including equity and/or debt financings in order to develop products/services and continue operations. We recently raised $5,000,000 of additional capital from HealthCor and have available $20 million from the Revolving Line with Comerica. Our current rate of expenditure is approximately $500,000 to $600,000 per month. However, this rate of expenditure is expected to increase to approximately $700,000 to $800,000 per month as a result of our anticipated need to hire additional employees and due to business expansion. Pursuant to the HealthCor financing and Comerica Revolving Line, our existing stockholders may experience dilution in the future.

Our success is tied to the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and
•	excessive governmental regulation.

We have no control over these factors and their effect on our business.

As mentioned, our success is tied to the adequacy of the Internet infrastructure and the integrity thereof. We are exposed to certain risks related to hacking as outlined below.

There are numerous risks that could be assessed to the CareView System including, but not limited to network intrusion, stolen identity, misuse of credentials, and exposure of patient health information.

Network intrusion is the risk that a person with malicious intent could break into the CareView corporate or customer network and either obtain sensitive information or disrupt the operations of the CareView product. CareView’s corporate network is protected primarily by a Cisco ASA 5510 firewall and secondarily by a router with specific access-lists designed to only allow authorized traffic. Hospitals must communicate with services inside the CareView network and communication with those services is controlled by an access-list which only permits traffic originating from CareView’s customer hospitals. Internally CareView’s network follows best practices for LAN design and firewalling to prevent unauthorized access to data. CareView’s wireless networks for employee use all use 128-bit WPA encryption. CareView’s customer networks are each protected by a Cisco ASA 5505 firewall. Traffic between CareView and hospital is sent through an IpSec tunnel. For patient services, the customer’s data is transmitted via SSL through the hospital, transmitted through the IpSec tunnel to our payment server, and later transmitted via SSL to the payment gateway.

Stolen identity is the risk that a person with malicious intent could obtain user account and password information, either by hacking or by phishing (tricking someone into providing their information) to obtain sensitive information or disrupt the operations of the CareView product. CareView’s corporate accounts are controlled via a centralized authentication server which performs all authentication over SSL. Changes to user account credentials are logged in the internal help desk system. End user accounts are password protected and are administered by customer employees.

Misuse of credentials is the risk that an authorized user, either with malicious intent or out of ignorance, exposes sensitive information or disrupts the operations of the CareView product. All activity within the CareView System™ is logged by both user and IP address so that individual user actions are verifiable. Permissions within the CareView System™ to perform functions such as accessing video, accessing and updating patient information, and accessing and updating system settings are all controlled via fine-grained permissions. These permissions and changes to them are auditable.

Exposure of patient health information is the risk that normal use of the CareView System™ will expose personal patient health information to individuals who should not have access to that information. CareView has many permissions and configuration options related to patient consent, patient privacy, and user access built into its CareView System™. These options enable the hospital to comply with the HIPAA Privacy and Security standards.

Although CareView has attempted to protect itself against the potential risks related to hackers, have no control over these factors and their effect on our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities Exchange Commission (the “SEC”) regulations and NASDAQ National Market rules, are creating uncertainty for companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

We believe that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are vital to future success, and the availability of new employees to implement our business plan. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially technical engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the industry that we operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

Our success depends largely on the skills of certain key management, including Samuel A. Greco, our Chief Executive Officer and Steven G. Johnson, our President. The loss of the services of either Mr. Johnson or Mr. Greco could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to assess the effectiveness of internal controls over financial reporting. If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We completed the process of documenting and testing our internal control procedures, and did not identify any material weaknesses in our internal control over financial reporting. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence, result in a decline in our stock price, and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Our business will suffer if we cannot adequately protect our patent and proprietary rights.

Although we have patents for some of our products and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

We also rely upon trade secrets, know-how, and continuing technological advances to develop and maintain our competitive position. We maintain a policy of requiring employees, scientific advisors, consultants, and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. We cannot assure you that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Adverse changes or interruptions in our relationships with third parties could affect our business operations and impair the quality of our service and reduce our revenues.

Although our business is not substantially dependent on any agreement with any specific third party, we rely on various other contract relations which terms could affect our access to inventory and reduce revenues. All of the relationships we have are freely terminable upon notice. Few, if any, of these arrangements are exclusive and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors. We cannot assure you that our arrangements with third parties will remain in effect or that any of these third parties will continue to supply us with the same level of access to inventory in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively influence our systems and reduce our revenues.

Our success depends upon implementing and integrating our technology.

As part of our business model, the implementation and integration of our technology is vital to increasing efficiencies and overall usage of our systems. We have installed our technology into our servers and computers and interfaced it with the infrastructure maintained by our customers. Because our employees helped design and refine our system technology, we believe that we can expand our offerings as needs develop. However, if we cannot succeed in expanding our technology, our profitability may not increase as planned, or at all.

We have applied for patent protection on our intellectual properties. We cannot be sure that these intellectual properties are protected from copying or use by others, including potential competitors.

We regard much of our system technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. Even with these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. We cannot be sure that any steps we take will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

In the event we do not protect our technology effectively, this would allow competitors to duplicate our product and services, and could make it more difficult for us to compete with them. Since we currently do not have any patents or trademarks, our success and ability to compete in the healthcare information technology industry depends, in part, upon our technology. We rely primarily on confidentiality provisions in our contracts to protect our technology. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts. However, laws and our actual contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries may not protect software and intellectual property rights to the same extent as the laws of the United States.

Our success depends on maintaining the integrity of our systems and infrastructure. System interruptions and the lack of complete redundancy in our information systems may affect our business.

In order to be successful, we must provide reliable, real-time access to our systems. As our operations grow in both size and scope, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of people enhanced services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Medical professionals will not tolerate a service with unreliable service levels or insufficient capacity, any of which could reduce our revenues.

We may experience occasional system interruptions that make some or all systems unavailable or prevent us from efficiently providing services to our customers. Any interruptions, outages or delays in our systems or deterioration in their performance, could impair the quality of service that we can offer to our customers. We do not have backup systems for critical aspects of our operations, many other systems are not fully redundant and our disaster recovery planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services for a significant period of time. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption; remediation may be costly and have a material adverse effect on our operating results and financial condition.

Furthermore, developing our technology entails significant technical and business risks when using new technologies. We may fail to adapt network infrastructure to consumer requirements or emerging industry standards. We may face material delays in introducing new services, products and enhancements to our customers.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our services.

To remain competitive in the healthcare information technology industry, we must continue to enhance and improve the functionality and features of our systems.

The medical communication industry is a rapidly changing industry. In particular, the healthcare information technology industry is characterized by increasingly complex systems, infrastructures, and business models. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing technology and systems may become obsolete.

Our future success will depend on our ability to (i) deploy our existing services; (ii) attract new customers to use our existing services; (iii) enhance our existing services; (iv) develop and license new products and systems that address the increasingly sophisticated and varied needs within the medical industry; and (v) respond to technological advances and emerging medical industry standards and practices on a cost-effective and timely basis.

Potential and evolving government regulation could impose taxes or other burdens on our business that could increase our costs or the demand for our services.

Increased regulation regarding the transmission of medical information could increase the cost of our doing business or otherwise reduce our sales and revenues. The statutes and case law governing online information technology industry are still evolving, and new laws, regulations or judicial decisions that may be imposed on us may present additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our user’s personally identifiable information may impose additional costs and operational constraints on us.

Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, that was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 2007. Failure to renew this legislation could allow state and local governments to impose additional taxes.

Additionally, changing laws, rules and regulations, and legal uncertainties may adversely affect our business, financial condition, and results of operations. Our business, financial condition, and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the Internet and online medical communication, and consumer protection and privacy could decrease demand for services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online medical communication that may relate to liability for information retrieved from or transmitted over the Internet, user privacy, taxation, and the quality of services. Further, the growth and development of online medical communication may prompt calls for more stringent protection laws that may impose additional burdens on our business.

Risks Related to our Stockholders and Shares of Common Stock

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder’s ability to resell shares of our Common Stock.

Our shares of Common Stock are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers; as such many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares of Common Stock are considered “penny stocks” covered by section 15(g) of the Exchange Act and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

Our Common Stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our Common Stock may be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations by competitors;
•	governmental regulation of our products and services;
•	additions or departures of key personnel;
•	decline in demand for our Common Stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationships;
•	industry developments;
•	lack of funding generated for operations;
•	investor perception of our industry or our prospects;
•	general economic trends and other external factors; and
•	period-to-period fluctuations in our financial results.

Because we have had limited revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our Common Stock may be materially and adversely affected by these market fluctuations.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

 We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Securities analysts may not cover our Common Stock and this may have a negative impact on our Common Stock’s market price.

The trading market for our Common Stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect our Common Stock’s market price, if any. If we are covered by securities analysts who downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock, which may adversely affect the voting power of the holders of our securities and may deter or delay changes in management. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Because of such dilution, proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

To date, we have not issued any shares of Preferred Stock. Our Board of Directors, without further approval of the Common Stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our Preferred Stock. Issuances of shares of Preferred Stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could among other things adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

In addition, as we procure additional financing and acquire additional business assets, we will potentially grant shares, as well as warrants and stock options, to the financiers and shareholders of target companies. To the extent that additional shares are issued, notes are converted, and stock options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers, thereby diluting the market for our shares.

A sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

The market price of our Common Stock could decline because of sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of Common Stock.

We have a working capital deficit and significant capital requirements. Since we may continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of $(16,264,252) and $(18,851,758) during the years ended December 31, 2011 and 2010, respectively. Net cash used in operations for the years ended December 31, 2011 and 2010 was $5,738,830 and $4,130,818, respectively. At December 31, 2011 and 2010, we had working capital of $7,610,931 and $113,994, respectively. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in 2012, additional capital investments may be necessary to develop and sustain our operations.

If we fail to maintain an effective system of internal controls over financial reports, we may not be able to accurately report our financial results or prevent fraud and this could adversely affect our operating results.

We may not be able to maintain adequate internal controls over financial reporting. Due to lack of historical operating data, many of our internal controls and reporting systems are being designed as our business model develops. We rely on existing reporting systems that may have been implemented for different business models and may not function as intended. We have taken steps to strengthen our internal controls and although currently in place we cannot be certain these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. We also cannot be certain the effectiveness of the steps we have taken will allow us the ability to accurately record, process, and summarize financial data and prepare our financial statements and reporting. Many of these steps are time and labor intensive and rely on manual procedures, which makes them difficult to maintain for an extended period and increases the risk of errors. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Our substantial level of indebtedness could have a material adverse effect on our financial condition.

We have a substantial amount of indebtedness. As of December 31, 2011, we have approximately $22,700,000 of total indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•	we may be limited in our ability to borrow additional funds;
•
we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we may be more vulnerable to economic downturns and adverse developments in our business.

In addition, we may incur more debt. This could increase the risks associated with our substantial indebtedness described above. Our ability to pay our expenses may depend, in part, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our borrowing capacity or future cash flows will be sufficient to allow us to pay principal and interest on our indebtedness and meet our other obligations. We did not generate cash flow from operations for the years ended December 31, 2011 and 2010. If we fail to generate cash flow in the future and do not have enough liquidity to pay our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

The healthcare market is influenced by a number of factors including, but not limited to:

•	Growing and Aging Population – The U.S. Census Bureau predicts that the majority of the U.S. “baby boom” population (28% of the total U.S. population) will begin to turn 65 between 2010 and 2020.
•	Consumer expectations for improved healthcare are increasing.
•	Effects of ObamaCare, which effects have not yet been able to be determined, and may or may not have a negative effect on our business.
•	Reimbursement and coverage of medical expenses by insurance companies and employers are on the decline resulting in patients having to contribute more money
•	Technology is giving rise to new clinical therapies to address an increased number of medical ailments to aid in earlier diagnosis and prevention of diseases.

In the next ten years, we believe the healthcare market will focus on early diagnosis, digitized patient information that can be accessed from numerous locations and “total solution” selling that contributed to healthcare productivity gains. A “paperless” hospital is an emerging trend. Digital patient records enable doctors to access patients’ records from various locations. In a digitized hospital, productivity is enhanced with instant access to patient test results and access to records. These developments lead to an increase in healthcare productivity where a higher number of patients can be cared for more efficiently by using advanced and faster diagnostic equipment for an earlier diagnosis and treatment. CareView is poised to play an important role as these trends progress. A major risk factor for CareView is the uncertainty surrounding proposed and potential governmental healthcare reform and its ultimate affect on the Company’s customers and potential customers.

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

ITEM 3.                      LEGAL PROCEEDINGS.

Pending Litigation

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract. On December 11, 2011, the parties settled the claims and the case was dismissed.

ITEM 4.                      MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           Our Common Stock is traded on the OTC QB under the symbol “CRVW.” The following table shows the price range of our Common Stock for each quarter ended during the last two fiscal years. The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low

Fiscal Year 2011
Fourth Quarter	$1.60	$1.35
Third Quarter	$1.80	$1.25
Second Quarter	$2.03	$1.54
First Quarter	$2.05	$1.40

Fiscal Year 2010
Fourth Quarter	$1.67	$1.26
Third Quarter	$2.18	$1.60
Second Quarter	$2.43	$1.30
First Quarter	$1.25	$0.75

Holders

Records of our stock transfer agent indicate that as of March 15, 2012, we had approximately 130 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” We estimate that there are approximately 1,256 beneficial shareholders who hold their shares in street name. As of December 31, 2011 and currently, the Company had 131,455,407 and 129,583,045 shares of Common Stock issued and outstanding respectively.

Dividends

Certain covenants included in the Comerica Revolving Line of Credit preclude the Company from paying any dividends or making any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock.

The Comerica Revolving Line of Credit notwithstanding, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deem relevant.

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

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options. The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. Under the 2009 Plan, the Company has issued options to date for an aggregate of 3,434,556 underlying shares of the Company’s Common Stock. (See CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, which exhibit is incorporated herein by reference.)

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

As of December 31, 2011, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by the Company’s shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Equity compensation plan approved by security holders: 2007 Plan	5,467,225	$.052	-0-
Equity compensation plan approved by security holders: 2009 Plan	3,282,890	$0.89	6,565,444
Total	8,750,115	$0.66	6,565,444

Recent Sales of Unregistered Securities

As of December 31, 2011 and for the previous three-year period, the Company issued the following unregistered securities.

Debt Securities and Shares Issued upon Conversion

On October 2, 2008 and December 22, 2008, the Company issued six percent (6%) Promissory Notes (“Notes”) with an accompanying Common Stock Purchase Warrant (“Warrant”) for bridge loans in the aggregate of $1,500,000. In connection therewith, the Company issued Warrants to the noteholders to purchase an aggregate of 1,975,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. On May 29, 2009, the Company and the noteholders entered into an Amendment Agreement which extended the maturity date of the Notes to January 15, 2010 in exchange for the issuance of additional Warrants to the noteholders on a pro-rata basis for the purchase of an aggregate of 3,375,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. On August 25, 2009, the Company and one of the noteholders entered into an Amendment Agreement under which the noteholder loaned the Company an additional $26,000 (the “Additional Note”) in exchange for a Warrant to purchase 58,500 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. On January 14, 2010, the Company and the noteholders entered into another agreement whereby the maturity date was further extended to June 15, 2010 (the “Extension Agreement”) in exchange for the issuance for a Warrant to be issued to the noteholders on a pro-rata basis for the purchase of an aggregate of 33,333 underlying shares per day from January 15, 2010 until the Notes were paid in full (the “Extension Warrants”). As of March 31, 2010, the Company converted the principal of the Notes and the Additional Note, including the accrued but unpaid interest, into an aggregate of 3,109,487 shares of the Company’s Common Stock at a conversion price of $0.52 per share. The Company also issued Extension Warrants for the purchase of an aggregate of 2,499,975 underlying shares of the Company’s Common Stock. On June 9, 2011, a noteholder exercised Warrants and Extension Warrants to purchase an aggregate of 179,849 shares. In order to exercise the Warrant pursuant to the cashless provisions thereof, the noteholder surrendered his right to receive 55,339 shares, resulting in an issuance of 124,510. None of the other Warrants or Extension Warrants have been exercised. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. (See form of 6% Promissory Note, Exhibit 10.25, form of Common Stock Purchase Warrant, Exhibit 10.26, Amendment Agreement with Noteholders of 6% Promissory Notes, Exhibit 10.33, Amendment Agreement, Exhibit 10.39, and Extension Agreement with Noteholders of Bridge Loans, Exhibit 10.54, which exhibits are incorporated herein by reference.)

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

On October 1, 2008, the Company engaged Develo to provide investment banking services on a non-exclusive basis for a period of six (6) months, terminating on April 1, 2009 (the “October 2008 Develo Agreement”). Under the October 2008 Develo Agreement, the Company agreed to pay Develo (i) a cash fee of ten percent (10%) of the total amount of equity capital raised and closed during the term of the agreement, (ii) a cash fee of four percent (4%) of the total debt facility closed during the term of the agreement, (iii) a five-year Warrant to purchase underlying shares of the Company’s Common Stock equal to eight (8%) of the dollar amount of equity issued, and (iv) an additional Warrant equal to five percent (5%) of the total of equity or financing received from Develo investors for a period of two (2) years from the date of the October 2008 Develo Agreement. Under the October 2008 Develo Agreement and in connection with the February 2009 Offering (as more fully described below in Shares Sold in Offerings), Develo and its agents were paid cash fees of $9,200. As previously mentioned in the above paragraph, in satisfaction of Warrants due under the Peak Agreement and the October 2008 Develo Agreement, the Company issued Develo a five-year Warrant dated February 27, 2009 for 148,000 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share. On April 29, 2011, Develo exercised the Warrant to purchase 148,000 shares. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 38,480 shares, resulting in an issuance to Develo of 109,520 shares of the Company’s Common Stock. (See Letter of Agreement with Develo, Exhibit 10.17, which exhibit is incorporated herein by reference.)

On May 1, 2009, the Company engaged Develo to provide investment banking services on a non-exclusive for a period of seven (7) months, terminating on December 31, 2009 (the “May 2009 Develo Agreement”). Under the May 2009 Develo Agreement, the Company agreed to pay Develo an equity transaction fee of cash (the “Cash Fee”) based on the amount of equity capital committed and closed during the term of the May 2009 Develo Agreement, of ten percent (10%) of the first $5 million, eight percent (8%) of the next $1 million, seven percent (7%) of the next $1 million, six percent (6%) of the next $1 million, and five percent (5%) of the next $1 million or greater balance. The May 2009 Develo Agreement also called for a cash fee of four percent (4%) of the total debt facility closed during the term of the May 2009 Develo Agreement. As additional compensation, the Company agreed to issue Develo a five-year Warrant to purchase underlying shares of the Company’s Common Stock equal to eight (8%) of the dollar amount of equity issued, and an additional Warrant equal to five percent (5%) of the total of equity or financing received from Develo investors for a period of two (2) years from the date of the May 2009 Develo Agreement. Pursuant to the August 2009 Offering (as more fully described below in Shares Sold in Offerings), the Develo Consulting Agreement dated September 1, 2009 (as more fully described below) and the May 2009 Develo Agreement, the Company and Develo mutually agreed to the payment of cash fees of $400,637 to Develo and its agents in exchange for Develo’s waiver of the issuance of the Warrant due under the May 2009 Develo Agreement. (See Letter of Agreement with Develo, Exhibit 10.31, which exhibit is incorporated herein by reference.)

On June 1, 2009, the Company engaged the law firm of Webb & Webb, P.C. on an hourly basis to represent the Company on general business matters and litigation. The retainer was paid through the issuance of 192,308 shares of the Company’s Common Stock at a price of $0.52 issued to O’Huta Management Trust (the “Retainer Shares”). As services are performed by Webb & Webb, P.C., fifty percent (50%) of the regular charges incurred will be debited first against the retainer with the remaining fees paid in cash. On June 21, 2010, the Company issued Webb & Webb an additional 100,000 Retainer Shares at a price of $1.00 per share. There is a balance of $62,404 through December 31, 2011. The Retainer Shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. (See Webb & Webb Engagement Letter, Exhibit 10.34, which exhibit is incorporated herein by reference.)

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

On September 1, 2009, the Company entered into a Consulting Agreement with Develo which initially expired March 1, 2010, but which was extended to May 1, 2010, under which Develo agreed to serve as placement agent for certain private placements for the Company. Develo was paid a cash commission of one percent (1%) net to Develo, and on December 31, 2009, the Company issued a five-year Warrant to Develo to purchase 500,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. Develo subsequently assigned 100,000 shares under the Warrant to unaffiliated third parties and the assigned Warrants for the 100,000 shares were exercised in December 2011. On January 16, 2012, Develo exercised its right to purchase 100,000 shares under the Warrant. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 41,770 shares thereunder and was reissued a Warrant for the remaining 258,230 shares thereunder. On February 6, 2012, Develo exercised the Warrant to purchase the remaining 258,230 available under the Warrant. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 80,421 shares thereunder, resulting in an issuance of 177,809 shares. In connection with services rendered as an agent of Develo, the Company issued a two-year Warrant on July 8, 2010 to an individual to purchase 39,683 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share, which Warrant has not been exercised. (See Consulting Agreement, Exhibit 10.40, which exhibit is incorporated herein by reference.)

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

On September 10, 2010, the Company issued an entity a five-year Warrant to purchase 50,000 shares of the Company’s Common Stock at $1.25 per share. The Warrant was issued in connection with financial consulting services and has not been exercised.

On December 17, 2010, the Company entered into a Consulting Agreement with a Gregory Mastroieni for a two-year period (the “Agreement”). Compensation under the Agreement was provided by the issuance of a five-year Warrant to purchase 350,000 underlying shares of the Company’s Common Stock at $1.25 per share. The Warrant has not been exercised. (See Consulting Agreement, Exhibit 10.69, and Common Stock Purchase Warrant, Exhibit 10.70, which exhibits are incorporated herein by reference.)

On April 21, 2011, the Company entered into a two-year consulting agreement with an individual. Compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $1.40 per share. Subsequently, 200,000 shares under the Warrant was assigned to an unaffiliated entity, The Warrants have not been exercised.

On May 31, 2011, the Company entered into a three-month consulting agreement with an individual. Compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $1.59 per share. The Warrant has not been exercised.

On August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $1.40 per share. The Warrant has not been exercised.

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

In June 2008, the Company offered 10,000,000 shares of its Common Stock for sale at $0.52 per share for an aggregated offering of $5,200,000 (the “June 2008 Offering”). From June 6, 2008 through October 28, 2008, the Company sold an aggregate of 2,373,923 shares for an aggregate purchase price of $1,234,439. The June 2008 Offering was terminated on October 31, 2008. In connection with the June 2008 Offering, the Company paid Peak a non-refundable retainer of $5,000 and an aggregate of approximately $102,000 in commissions, escrow fees and placement fees. In addition, as mentioned elsewhere herein, Develo and the Company agreed to the issuance to Develo of a five-year Warrant dated February 17, 2009 for 148,000 underlying shares of the Company’s Common Stock with an exercise price of $0.52 per share, which Warrant was issued in satisfaction of Warrants due under the Peak Agreement and the October 2008 Develo Agreement. The June 2008 Offering was made in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws. (See Agreement with Develo Financial Group, LLC, Exhibit 10.17, which exhibit is incorporated herein by reference.)

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

In August 2009, the Company offered 10,000,000 shares of its Common Stock for sale at $0.52 per share for an aggregated offering of $5,200,000 (the “August 2009 Offering”). On March 26, 2010, the Company’s Board of Directors approved an increase in the number of shares to be offered in the August 2009 Offering to 15,000,000 shares for aggregate gross proceeds of $7,800,000. The Company terminated the August 2009 Offering on April 30, 2010 after selling an aggregate of 13,709,658 shares for an aggregated purchase price of approximately $7,129,022. Pursuant to the August 2009 Offering, the Develo Consulting Agreement, and the May Develo Agreement (as more fully described above), the Company and Develo mutually agreed to the issuance to Develo of a five-year Warrant to purchase 500,000 underlying shares of the Company’s Common Stock at $0.52 per share in exchange for Develo’s waiver of fees due under the Develo Consulting Agreement. In connection with consulting services rendered in the August 2009 Offering, the Company issued five-year Warrants for an aggregate of 1,548,998 underlying shares of the Company’s Common Stock at an exercise price of $0.55 per share to Cobola Investments, LLC and its assigns on December 31, 2009. In addition, the Company issued a two-year Warrant for 39,683 underlying shares of the Company’s Common Stock at $0.52 per share to an agent of Develo on July 8, 2010, which Warrant was subsequently assigned to unaffiliated parties and exercised in December 2011. In the fourth quarter of 2011, Warrants to purchase an aggregate of 1,099,332 were exercised. The August 2009 Offering was made in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws. (See Consulting Agreement with Develo Financial Group, Exhibit 10.40, which exhibit is incorporated herein by reference.)

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

On September 3, 2009, the Company issued a Warrant to an individual as additional consideration for an equity investment of $500,000. The Warrant to purchase 100,000 underlying shares of the Company’s Common Stock expires two (2) years from the date of issuance, contains provisions for a cashless exercise, and has an exercise price of $0.52 per share. The Warrant was not exercised and expired on the termination date of September 3, 2011.

On December 31, 2009, the Company issued a Warrant to each of two individuals to purchase an aggregate of 112,500 underlying shares of the Company’s Common Stock for consulting services rendered. The five-year Warrants have an exercise price of $0.52 per share. Neither of the Warrants has been exercised.

On January 1, 2010, the Company issued a Warrant to Foundation Medical, LLC in conjunction with a distribution agreement. The five-year Warrant to purchase 200,000 underlying shares of the Company’s Common Stock has an exercise price of $0.52 per share. On December 8, 2011, 160,000 shares were exercised under the Warrant at a price of $0.52 per share. The remaining shares under the Warrant have not been exercised. (See Distribution Agreement with Foundation Medical, LLC, Exhibit 10.56, which exhibit is incorporated herein by reference.)

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

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “Ricoh Purchase Order”) and also entered into an Intellectual Property Agreement. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability company (“Plato”), in an amount up to the amount of the Ricoh Purchase Order. The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under the Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.00 per share. Subsequently, Plato assigned 1,300,000 shares under the Warrant to unaffiliated entities. None of the Warrants have been exercised. (See Promissory Note with Plato & Associates, LLC, Exhibit 10.68, which exhibit is incorporated herein by reference.)

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

For a description of the Company’s stock incentive plans, see Securities Authorized for Issuance under Equity Compensation Plans herein, CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.09, CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, form of Non-Qualified Stock Option, Exhibit 10.10, and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.

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

Anthony P. Piccin
Chief Financial Officer, Treasurer and Secretary

On November 7, 2011, Mr. Piccin was appointed as the Company’s Chief Financial Officer, Treasurer and Secretary.

On July 18, 2011, Mr. Piccin was issued an Option under the 2009 Plan for 25,000 underlying shares of the Company’s Common Stock at an exercise price of $1.69 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 12, 2011, Mr. Piccin was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $1.51. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

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

Gerald A. Murphy
Director

As outlined elsewhere herein, on August 20, 2010, the Company issued Mr. Murphy a five-year Warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The Warrant has not been exercised. (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

In December 2011, Gerald Murphy, a director of the Company, exercised Warrants he acquired from third parties to purchase an aggregate of 514,666 shares of the Company’s Common Stock at an exercise price of $.55 per share.

John Bailey
Former Chief Financial Officer, Treasurer, and Secretary

Mr. Bailey served as the Company’s Chief Financial Officer, Treasurer and Secretary from January 20, 2004 until his resignation on November 7, 2011.

On December 3, 2007, Mr. Bailey was issued an Option under the 2007 Plan to replace an earlier option granted under the 2005 Plan (the “Replacement Option”). The ten-year Replacement Option was for 2,042,830 underlying shares of the Company’s Common Stock at an exercise price of $0.1480 per share. On April 8, 2011, Mr. Bailey exercised the Replacement Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,339.

 On January 6, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Bailey for the year ended December 31, 2009 in his role as Secretary. On June 9, 2011, Mr. Bailey exercised the Option to purchase 50,000 shares of the Company’s Common Stock at an aggregate exercise price of $26,000.

On March 26, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Bailey for the year ending December 31, 2010 in his role as Secretary. On June 9, 2011, Mr. Bailey exercised the Option to purchase 50,000 shares of the Company’s Common Stock at an aggregate exercise price of $26,000.

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

Kyle Johnson
Director of Technology

On December 3, 2007, Mr. Johnson was issued an Option under the 2007 Plan to replace an earlier option granted under the 2005 Plan (the “Replacement Option”). The ten-year Replacement Option was for 321,018 underlying shares of the Company’s Common Stock at an exercise price of $0.5183 per share. On May 18, 2011, Mr. Johnson exercised the Replacement Option to purchase 37,344 shares at an aggregate exercise price of $19,350.

On March 4, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option were to vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option; however, on July 3, 2009, the Company’s Board of Directors amended the vesting provisions so that all underlying shares were immediately vested. On May 18, 2011, Mr. Johnson exercised the Option to purchase 100,000 shares at an aggregate exercise price of $52,000.

On December 22, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 125,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. On May 18, 2011, Mr. Johnson exercised the Option to purchase 41,666 shares of the Company’s Common Stock at an aggregate exercise price of $21,667.

On May 18, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 453,982 underlying shares of the Company’s Common Stock at an exercise price of $1.25 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 12, 2011, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $1.51 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

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

On January 18, 2011, Matthew Clark was issued an Option under the 2009 Plan for an aggregate of 75,000 underlying shares of the Company’s Common Stock at an exercise price of $1.62 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 12, 2011, Matthew Clark was issued an Option under the 2009 Plan for an aggregate of 50,000 underlying shares of the Company’s Common Stock at an exercise price of $1.51 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

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

Between January 18, 2011 and April 21, 2011, the Company issued non-qualified stock options to employees to purchase up to 235,000 underlying shares of Common Stock pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan (“2009 Plan”). The ten-year 2009 Plan Options have an exercise price of between $1.53 and $1.66 per share and vest over a three-year period, one-third per year on the anniversary date of the Option. Of the 235,000 options mentioned above, 5,000 were forfeited during the second quarter due to a termination of the employee. The Options have not been exercised.

In July 2011, the Company granted a 2009 Plan Option to purchase 7,500 shares of Common Stock to an employee of the Company. The ten-year 2009 Plan Option has an exercise price of $1.69 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. The Option has not been exercised.

On August 29, 2011, the Company granted a 2009 Plan Option to purchase 5,000 shares of Common Stock to an employee of the Company. The ten-year 2009 Plan Option has an exercise price of $1.40 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. The Option has not been exercised.

On October 31, 2011, the Company granted a 2009 Plan Option to purchase 24,000 shares of Common Stock to an employee of the Company. The ten-year 2009 Plan Option has an exercise price of $1.50 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. The Option has not been exercised.

On December 12, 2011, the Company granted 2009 Plan Options to purchase an aggregate of 530,000 shares of Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $1.51 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. The Options have not been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Total assets	$21,956	$5,960	$3,917	$3,597	$3,428
Total liabilities	$6,036	$868	$3,995	$2,013	$2,092
Total stockholders’ equity (deficit)	15,920	5,092	(78)	1,584	1,336
Total liabilities and stockholders’ equity	$21,956	$5,960	$3,917	$3,597	$3,428

	For years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for net loss per share)

Revenue, net	$630	$326	$87	$42	$44
Total operating expense (1)	9,598	13,121	4,163	2,591	1,602
Total other expense, net (2)	7,407	6,155	2,118	625	271
Loss before income taxes	(16,375)	(18,950)	(6,194)	(3,174)	(1,829)
Provision for income taxes	-0-	-0-	-0-	-0-	-0-
Net loss	(16,375)	(18,950)	(6,194)	(3,174)	(1,829)
Net loss attributable to noncontrolling interest	(111)	(98)	(18)	-0-	-0-
Net loss attributable to CareView Communications	(16,264)	$(18,852)	$(6,176)	$(3,174)	$(1,829)
Earnings per share, basic and diluted:
Net loss per share	$(0.13)	$(0.15)	$(0.06)	$(0.03)	$(0.07)
Weighted average common shares outstanding	129,468	122,864	108,359	102,743	25,727
____________________________

(1)	Includes non-cash compensation costs (in thousands) of $1,364, $8,659, $971, $11, and $0 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(2)	Includes non-cash costs (in thousands) of $2,966, $5,842, $1,022, $419, and $52 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company has installed, or is in the process of installing its equipment at fifty-three (53) hospitals. The additional funding needed for working capital infrastructure is directly related to how many CareView Systems™ are installed. In the event that CareView completes only the initial 53 hospitals (currently installed or being installed) our additional cash needs would be minimal; however, if CareView is to install the additional hospitals anticipated by management, our additional financing needs may approximate $20 million.

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

During the next twelve months, CareView plans to commercialize its products and services through a controlled marketing roll out. CareView has organized and engaged a sales and marketing team comprised of employed staff and commission agents. This team, along with the officers of the Company, has targeted a list of hospitals, regional hospital ownership and national hospital companies, both for-profit and not-for-profit companies that serve the major metropolitan communities of the country. The targeted organizations are being marketed, educated about the CareView solution and some will result in sales in this calendar year. Further, for those larger and or prestigious health care providers, CareView may agree to conduct a pilot study to demonstrate the value of the services it provides. Management is confident that the skilled personnel necessary for an aggressive roll out can be identified and secured.

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

Regarding the Rockwell JV, the initial aggregate funding of $1,151,205 from Rockwell went to CareView-Hillcrest, LLC and CareView-Saline, LLC (the “Project LLCs”). During the same reporting period of receipt of the funding, the Project LLCs disbursed the entire amount to CareView to purchase existing CareView System™ installations in the respective Project Hospitals and to fund a portion of the purchase price for the remaining CareView Systems™ required to complete the installations at the Project Hospitals. All funds received by the Company through the Project LLCs will be used to purchase CareView System™ installations. Once the installed CareView Systems™ in the Project Hospitals begin to generate revenue, those funds will be used to repay Rockwell; therefore, this funding by Rockwell will not result in changes to the Company’s liquidity.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until the fourth quarter of 2012, nor is there any assurance that such an operating level can ever be achieved. We may be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that through the combination of the HealthCor financings in the aggregate of $25 million and the $20 million Revolving Line, it will have sufficient financial resources to fund its operations for the next twelve (12) months. For more details related to the HealthCor and Comerica transactions see Agreement with HealthCor and Agreement with Comerica Bank and Bridge Bank National Association, as further described in Item 1 above.

As of December 31, 2011, the CareView’s working capital was $7.6 million, our accumulated deficit was $46.8 million and our stockholders’ equity was $16.1 million. Operating loss was $9.0 million, $12.8 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net loss attributable to CareView was $16.3 million, $18.9 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash outlays from operations and capital expenditures were $12.5 million, $6.7 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

While we believe that we will have sufficient financial resources for the next twelve (12) month period, we cannot provide assurance as to how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development. Further, we may not have sufficient resources to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We can make no assurances that additional financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. For further discussion, see Part I, Item 1A “Risk Factors.”

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

Cash and Cash Equivalents

During the years ended December 31, 2011 and 2010, our cash liquidity increased (decreased) as follows:

(000’s)
At December 31, 2010	$27
At December 31, 2011	8,527
Increase in cash and cash equivalents	$8,500

(000’s)
At December 31, 2009	$219
At December 31, 2010	27
Decrease in cash and cash equivalents	$(192)

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31:

	2011	2010	2009
	(000’s)
Proceeds from notes payable	$20,000	$30	$1,584
Proceeds from exercise of stock options	1,187	83	-0-
Proceeds, net, from issuance of equity securities	-0-	6,477	1,226
Sources of cash and cash equivalents	21,187	6,590	2,810

Cash used in operating activities	5,739	4,131	2,651
Cash used to purchase equipment	6,731	2,469	778
Repayment of debt	168	84	-0-
Cash used in other investing activities	49	98	61
Uses of cash and cash equivalents	12,687	6,782	3,490

Increase (decrease) in cash and cash eqivalents	$8,500	$(192)	$(680)

During the year ended December 31, 2011, working capital increased by $7.5 million as follows:

	December 31,
	2011	2010	Change
	(000’s)
Current assets	$9,245	$404	$8,841
Current liabilities	1,634	290	1,344
Working capital	$7,611	$114	$7,497

The increase in current assets is driven primarily by the increase in cash and cash equivalents. The increase in current liabilities is a result of increased operations.

Primary Sources of Cash

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

On August 25, 2009, the Company received $26,000 from an unrelated party and issued 6% interest bearing promissory notes.

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, (“Rockwell”). Under the Rockwell Agreement, Rockwell provided $1,151,205 in exchange for a Note Payable and a Mandatorily Redeemable Preferred debt, divided equally.

During 2009, the Company received $246,767 from related parties and issued 12% interest bearing promissory notes. Also during 2009, the Company received $130,000 from an unrelated party as non-interest bearing loans.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,
	2011	2010	Change
	(000’s)
Revenue	$630	$326	$304
Operating expenses	9,598	13,122	(3,524)
Operating loss	(8,968)	(12,796)	3,828
Change in fair value of derivative instruments	(2,966)	-0-	(2,966)
Other expense, net	(4,441)	(6,155)	1,714
Net loss	(16,375)	(18,951)	2,576
Net loss attributable to noncontrolling interest	(111)	(99)	12
Net loss attributable to CareView	$(16,264)	$(18,852)	$2,588

Revenue

Revenue increased $0.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to the Company’s entry into a Master Agreement with Hospital Management Associates, Inc. (HMA). Billable hospitals increased to 18 for the year ended December 31, 2011 as compared to 5 at the comparable period for the prior year. Billable units, Room Control Platforms and Nurse Stations, increased to 1,730 (1,633 and 97, respectively) as compared to 743 billable units (701 Room Control Platforms and 42 Nurse Stations) for the same comparable period of the prior year.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2011	2010
Human resource costs, including benefits	36%	22%
Professional fees for legal, accounting and consulting	21%	60%
Depreciation and amortization expense	16%	5%
Product deployment costs	7%	0%
Travel and entertainment	5%	2%
Other	15%	11%

Operating expenses decreased by $3.5 million (27%) as a result of the following items:

(000’s)
Increase in human resource costs	$1,020
Decrease in non-cash compensation	(7,295)
Increase in professional and consulting	832
Increase in depreciation and amortization	822
Increase in production deployment costs	600
Increase in travel and entertainment	273
All other	224
$(3,524)

Human resource related costs (including Salaries and Benefits) increased by $1.0 million primarily due to an increase of 19 employees in 2011. The Company had 44 employees at December 31, 2011 which increased from 25 for the comparable period for the prior year.

Non-cash related compensation decreased $7.2 million. This change is primarily related to the limited number of common stock purchase warrants associated with consulting services that were issued in 2011 as compared to 2010.

Professional fees increased $0.8 million primarily due to an increase in legal and accounting related services. Legal fees primarily increased as a result of the settlement of the Focus Group lawsuit and outside counsel due diligence reviews related to potential investment in the Company. The Company incurred additional costs related to (i) fees associated with public company filings, (ii) compliance with Sarbanes-Oxley 404, and (iii) increased accounting fees relative to its change in its independent registered public accounting firm to BDO USA, LLP.

Depreciation and amortization expense increased $0.8 million primarily related to the increase in deployable assets.

Installation and related material costs associated with the deployment of the Company’s equipment increased by $0.6 million.

Travel and entertainment expense increased $0.3 million as a direct result of increased activity associated with sales, installation, and training efforts.

Change in Fair Value of Derivative Instruments

As previously mentioned herein, on April 21, 2011, the Company entered into and closed a Purchase Agreement with HealthCor issuing $20,000,000 in Convertible Debt with HealthCor Warrants. The fair value of the derivative liabilities related to the embedded conversion feature of the Convertible Debt and an anti-dilution provision associated with both the conversion feature of the Convertible Debt and with the exercise price of the HealthCor Warrants was recorded as long-term liability in the amount of $33,461,512 at the time of issuance. Of this amount, $20,000,000 was allocated to debt discount and $13,461,512 was recorded as expense related to the derivative liabilities in other expense.

Between June 30, 2011 and December 29, 2011, the Company re-measured the fair values of all of its derivative liabilities and recorded an aggregate decrease of $10,495,147 in the fair value of the derivative liabilities, resulting in a net charge to other expense of $2,966,365 related to the changes in fair value of derivative liabilities during the year ended December 31, 2011.

Other Expense, net

Other non-operating expense decreased by $1.7 million for the year ended December 31, 2011 in comparison to the same period in 2010 due primarily to a $5.6 million reduction in non-cash financing costs partially offset by the amortization of debt discount totaling $2.3 million and interest expense totaling $1.6 million.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $0.1 million net loss attributed to noncontrolling interests, CareView’s 2011 net loss of $16.2 million was a $2.7 million (14%) improvement over the $18.9 million net loss in 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

	Year Ended December 31,
	2010	2009	Change
	(000’s)
Revenue	$326	$87	$239
Operating expenses	13,122	4,163	8,959
Operating loss	(12,796)	(4,076)	(8,720)
Other expense, net	(6,155)	(2,118)	(4,037)
Net loss	(18,951)	(6,194)	(12,757)
Net loss attributable to noncontrolling interest	(99)	(18)	(81)
Net loss attributable to CareView	$(18,852)	$(6,176)	$(12,676)

Revenue

Revenue increased $0.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the Company’s increase sales efforts.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2010	2009
Human resource costs, including benefits	22%	56%
Professional fees for legal, accounting and consulting	60%	12%
Depreciation and amortization expense	5%	15%
Travel and entertainment	2%	5%
Other	11%	15%

Operating expenses increased by $9.0 million (215%) as a result of the following items:

(000’s)
Increase in human resource costs	$534
Increase in professional fees	7,453
Increase in depreciation and amortization	102
Increase in production deployment costs	10
Increase in travel and entertainment	45
All other	815
$8,959

Human resource costs increased by $0.5 million primarily due to an increase in non-cash compensation related to stock options valued at $0.3 million offset by an increase of $0.2 million in employee related costs.

Professional fees increased $7.5 million primarily due to an increase in non-cash compensation related to common stock purchase warrants associated with consulting services totaling $7.4 million partially offset by a $0.1 million increase in legal and accounting fees.

Depreciation and amortization expense increased $0.1 million primarily related to the increase in deployable assets.

Travel and entertainment expense increased $45 thousand as a direct result of increased activity associated with sales, installation, and training efforts.

As a result of the factors above, CareView’s operating expenses were $13.1 million for the year ended December 31, 2010, which represents an increase of $9.0 million or 215% compared to operating expense for the year ended December 31, 2010.

Other Expense, net

Other non-operating expense increased by $4.0 million for the year ended December 31, 2010 in comparison to the same period in 2009 due primarily to a $4.8 million increase in non-cash financing costs partially offset by the amortization of debt discount totaling $0.8 million.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $0.1 million net loss attributed to noncontrolling interests, CareView’s 2010 net loss of $18.9 million was a $12.7 million (105%) increase over the $6.2 million net loss in 2009.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	if requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Complex Derivative Financial Instruments. During the 2011 reporting year the Company sold convertible debt with an embedded conversion option and common stock warrants as part of our business plan to fund operations for an extended period of time. (See Note N - Agreement with HealthCor.) Per the agreement, it was known that the settlement amount of the warrants could be affected by future common stock offerings by the Company at the then-current market price of these shares or the contractual terms of at-the-money warrants issued in a subsequent period. So it was determined the warrants issued should be accounted for as liabilities and recorded at fair value each reporting period. Regarding the convertible notes, the embedded conversion feature had a full ratchet provision on the conversion price of the embedded conversion feature and therefore the conversion option of the notes should be bifurcated from the host and accounted for as a liability and recorded at fair value each reporting period. Due to the complexity of the agreement and lack of on staff expertise, the Company used an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

New Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (‘‘ASU’’) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the ‘‘Boards’’) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ‘‘fair value.’’ These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing event or circumstance-driven guidance related to goodwill impairment testing between annual tests. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption has no impact on the Company’s results of operations, financial position or cash flows as we have no goodwill.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. ASU 2010-06 began phasing in the first fiscal period after December 15, 2009. The Company did not make nor anticipates a significant transfer between each level as of December 31, 2011. As such, the Company does not believe this ASU will have any material impact on its consolidated financial position, results of operations or cash flows.

Recent Events

National Business Development Services Agreement with Relamatrix Group, Inc.

The Company entered into an exclusive National Business Development Services Agreement (“Agreement”) with Relamatrix Group, Inc. (“RMG”) through which RMG will use its Corporate Ambassador Program to facilitate business opportunities for CareView by identifying business development targets and potential strategic partners with healthcare organizations. The term of the Agreement is from February 1, 2012 through January 31, 2014, unless terminated earlier by either party upon written notice sixty (60) days prior to the end of the two-year term. The Agreement calls for payments to RMG of $10,000 per month with the first and last month paid upon execution of the Agreement. In addition, RMG is entitled to receive incentive compensation for any contract awards for the sales of CareView’s solutions, inclusive of all revenues being paid for software, licensing and/or hardware being provided by CareView under any agreement secured by CareView as a result of RMG’s services. Accordingly, RMG is entitles to receive four percent (4%) of the associated gross revenues paid to CareView within thirty (30) days after the first receipt of revenues paid to CareView after the execution of an agreement with an RMG facilitated hospital provider. The four percent (4%) commission shall be paid to RMG for as long as CareView continues to provide its solutions to the hospital provider. The parties may mutually agree to a one-time lump sum payment in lieu of any extended contract revenue payments.

Second Amendment to HealthCor Note and Warrant Purchase Agreement

On January 9, 2012, the Company entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, “HCP”) regarding the issuance by the Company to HCP of a $5,000,000 Senior Convertible Note(s) (the “New Senior Convertible Note(s)”). To that end, on January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement (“Second Amendment”) amending the Purchase Agreement, and issued the New Senior Convertible Notes to the Investors, each as described below.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors. The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of “Notes” and “Closing Securities” under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of “Note Shares” under the Purchase Agreement.

Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. As provided by the Second Amendment, the New Senior Convertible Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the New Senior Convertible Notes. The New Senior Convertible Notes have a maturity date ten (10) years from the date of issuance. The New Senior Convertible Notes will bear interest accordingly:

(a)
During years 1-5, interest will be payable (on a cumulative basis) by the issuance of additional convertible debt (a “PIK”) with the same terms as New Senior Convertible Notes, at an interest rate of 12.5%, compounded quarterly.

(b)	During years 6-10, interest may be paid in cash or as a consideration on the cumulative PIK (at the Company’s option), at an annual interest rate of 10.0%, compounded quarterly.
(c)	Interest shall be calculated and payable on a quarterly basis in arrears.
(d)	Notwithstanding the foregoing, during the existence of an event of default, the then applicable interest rate will be increased by 5%.

In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, events of default, preemptive rights and registration rights will be the same as those of the 2011 HealthCor Notes.

The Company will use the proceeds from the sale of the New Senior Secured Convertible Notes (i) to recruit and employ executives and sales personnel with experience in the healthcare/hospital space to establish contracts and pilot programs with hospitals, (ii) to expand its intellectual property portfolio, and (iii) for general working capital purposes.

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the “Loan Amendment”), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the “Loan and Security Agreement”). The Loan Amendment effected a change to the definition of “HealthCor Debt” under the Loan and Security Agreement, which is a component of “Permitted Indebtedness” under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes. (See Exhibits10.94 through 10.98 inclusive, which exhibits are incorporated herein by reference.)

Sales Consulting Agreement with Foundation Medical and Donald Shirley

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with Foundation Medical and Donald Shirley (collectively, the “Consultant”) wherein the above-mentioned Distribution Agreement was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof. CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. The first payment due thereunder is payable on March 20, 2012 and is due on the 20th day of each month thereafter. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3. (See Exhibit 10.99, which exhibit is incorporated herein by reference.)

Warrants Exercised

On January 16, 2012, Develo exercised its right to purchase shares of the Company’s Common Stock pursuant to a Warrant issued on December 31, 2009 for 400,000 shares at an exercise price of $0.52 per share. Develo exercised its right to purchase 100,000 shares under the Warrant and pursuant to the cashless provisions thereof, Develo surrendered its right to receive 41,770 shares. Develo was reissued a warrant for the remaining 258,230 shares available for purchase thereunder. On February 6, 2012, Develo exercised its right to purchase the remaining 258,230 shares under the Warrant and pursuant to the cashless provisions thereof, Develo surrendered its right to receive 80,421 shares.

On January 29, 2012, two entities exercised their rights to purchase an aggregate of 39,683 shares of the Company’s Common Stock at an exercise price of $0.52 per share pursuant to Warrants that were assigned and reissued to them on January 18, 2012.

Loss of Major Customer and Impact on the Rockwell Agreement

One of the Company’s LLCs was notified by a major customer of its desire to terminate its hospital agreement.  This termination, effective January 27, 2012, results in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell Holdings (as further described in NOTE P – JOINT VENTURE AGREEMENT).  On January 27, 2012, the Company’s LLCs’ indebtedness to Rockwell Holdings totaled approximately $718,000.

The Company is currently in negotiation with this customer to renew and extend the hospital agreement, but there can be no assurances made at this time.  In the event that the Company is not able to renew the hospital agreement, the Company may incur de-installation costs of approximately $37,000 for removing its equipment from the hospital premises.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2011.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims, including the pending litigation described in Part I, Item 3 “Legal Proceedings”, will have a material adverse effect on our financial position, results of operations or cash flows.

Contractual Arrangements

Significant contractual obligations as of December 31, 2011 are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2012	$273,600	$-0-	$136,800	$136,800
2013	773,742	-0-	386,871	386,871
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	2,562,603	2,562,603	-0-	-0-
Thereafter	52,960,468	52,960,468	-0-	-0-
Total	$56,570,413	$55,523,071	$523,671	$523,671

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. Should the prime rate or LIBOR change significantly during the term of this Revolving Line, depending on the direction of the change, this could have a positive or negative impact on the Company’s cash flow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements may be found at pages F-1 through F-50 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, management reported that the Company’s disclosure controls and procedures were not effective due to material weaknesses noted during its evaluation.

In 2011, the necessary operating funds were made available through the investment by HealthCor Partners (see Agreement with HealthCor) which allowed the Company to hire the necessary internal resources, contract with reputable and knowledgeable professional service providers and invest in the effort to put procedures and policies in place that would create a control environment where those controls would be deemed effective. As of December 31, 2011, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report, dated March 15, 2012, which appears at page F-3.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, our management completed the documentation of the Company’s processes and procedures and related controls. In addition, our Chief Financial Officer, Accounting Manager, and Senior Financial Accountant became sufficiently familiar with the Company and its operations in order to establish an effective control structure. Other than the changes mentioned above, there were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The following officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position	Date Elected Director	Date Appointed Officer

Tommy G. Thompson	69	Chairman of the Board	October 26, 2005	NA
Samuel A. Greco	60	Chief Executive Officer, Director	February 17, 2009	September 4, 2007
Steven G. Johnson	51	President, Chief Operating Officer, Director	April 11, 2006	April 11, 2006
Anthony P. Piccin	48	Chief Financial Officer, Treasurer, Secretary	N/A	November 7, 2011
L. Allen Wheeler	78	Director	January 26, 2006	NA
Jeffrey C. Lightcap	53	Director	April 21, 2011	N/A
Gerald A. Murphy	72	Director	June 7, 2011	N/A

Mr. Lightcap was elected to serve on the Company’s Board of Directors pursuant to the terms of the HealthCor Note Purchase Agreement executed on April 21, 2011. Other than Mr. Lightcap, there are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The Company is currently seeking to identify and confirm additional members to its Board of Directors, which members will be qualified as independent and at least one of whom will be qualified as a financial expert.

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

Election of Directors

The Company’s Board of Directors (“Board”) does not currently have a Nominating Committee and the Board, as a whole, identifies director nominees by reviewing the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into consideration the current Board members and the specific needs of the Company and the Board. Among the qualifications to be considered in the selection of candidates, the Board considers the following attributes and criteria of candidates: experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment and independence. Our Board recognizes that nominees for the Board should reflect a reasonable diversity of backgrounds and perspectives, including those backgrounds and perspectives with respect to business experience, professional expertise, age, gender and ethnic background. Nominations for the election of directors may be made by any member of the Board.

The Board will also evaluate whether the nominee’s skills are complementary to the existing Board members’ skills; the Board’s needs for operational, management, financial, technological or other expertise; and whether the individual has sufficient time to devote to the interests of the Company. The prospective Board member cannot be a board member or officer at a competing company nor have relationships with a competing company and must be clear of any investigation or violations that would be perceived as affecting the duties and performance of a director.

Our Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, or if the Board decides not to nominate a member for re-election, the Board identifies the desired skills and experience of a new nominee and discusses with the Board suggestions as to individuals that meet the criteria.

Our Board is comprised of accomplished professionals who represent diverse and key areas of expertise including national business, operations, manufacturing, government, finance and investing, management, entrepreneurship, higher education and science, research and technology. We believe our directors’ wide range of professional experiences and backgrounds, education and skills has proven invaluable to the Company and we intend to continue leveraging this strength.

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employees follows:

Tommy G. Thompson - Chairman of the Board

Tommy G. Thompson joined CareView in 2005 to serve as its Chairman of the Board. As the former Secretary of the U.S. Department of Health & Human Services Secretary (“HHS”) from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. He worked to modernize and add prescription drug coverage to Medicare for the first time in the program’s history. A leading advocate of welfare reform, Secretary Thompson focused on expanding services to seniors, people with disabilities, and low-income Americans. Additionally, he is recognized for his contributions to the U.S. response to the threat of bioterrorism and for his leadership in the fight against HIV/AIDS in the United States and abroad.

Secretary Thompson is the former Independent Chairman of the Deloitte Center for Health Solutions and is a former partner of the international law firm of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to develop solutions to the health care challenges facing American families, businesses, communities, states and the nation as a whole. These efforts focus on improving the use of information technology in hospitals and doctors’ offices, promoting healthier lifestyles, strengthening and modernizing Medicare and Medicaid, and expanding the use of medical diplomacy around the world.

As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work in expanding healthcare access across all segments of society. He has received numerous awards for his public service, including the Anti-Defamation League’s Distinguished Public Service Award, Governing Magazine’s Public Official of the Year Award, and the Horatio Alger Award, which is awarded annually to “dedicated community leaders who demonstrate individual initiative and commitment to excellence—as exemplified by remarkable achievements accomplished through honesty, hard work, self-reliance, and perseverance.”

Chairman Thompson joined the CareView team expressly to implement his plans and visions for bringing the healthcare industry into the Information Age. His experience in public service, in particularly his services and knowledge related to the healthcare industry as a whole, makes him well-suited to be the Company’s Chairman. He received both his B.S. and his J.D. from the University of Wisconsin-Madison. Secretary Thompson currently serves as a member of the board of directors for C. R. Bard, Inc. [NYSE: BCR], Centene Corporation [NYSE: CNC], United Therapeutics Corporation [NASDAQ: UTHR], and Cytori Therapeutics, Inc. [NASDAQ: CYTX].

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

Anthony P. Piccin – Chief Financial Officer, Treasurer and Secretary

Mr. Piccin became Chief Financial Officer, Vice President Finance, Secretary and Treasurer of the Company on November 7, 2011. From July 18, 2011 to November 7, 2011, Mr. Piccin served as Controller of the Company. Mr. Piccin brings over 20 years of operational and financial experience in both public and private companies. From April 2006 to June 2011, Mr. Piccin served as Director of Accounting and Assistant Controller of ADT Security Services, formerly Broadview Security/Brinks Home Security, in Irving, Texas, where he was responsible for leadership, training/development and direction for a staff of 37, responsible for timely monthly accounting, accurate financial reporting in accordance with GAAP/SEC requirements, external auditor relations/quarterly review and year-end audit compliance, accounting policy and procedure, departmental SOX compliance and documentation, technical accounting research, maintenance of accounting systems, inventory and asset management control, accounts payable and vendor relationships. He was a key contributor in the public company spin off from The Brinks Company and assisted with the Broadview rebranding effort. From August 2003 to January 2006, Mr. Piccin served as Division Finance Director of Johnson Diversey in Irving, Texas, a $2 billion global sanitizing and hygiene products manufacturer/distributor and subsidiary of SC Johnson, where he was responsible for all financial aspects of a $50 million division. From April 2001 to April 2004, Mr. Piccin served as director of Financial Services for Furniture Marketing Group in Dallas, Texas, a $120 million office furniture distributor. From November1998 to March 2001, Mr. Piccin served as North American Controller, T-Mobile Account for Nokia, a $21 billion global wireless phone and network infrastructure manufacturer, where he was responsible for the more than $300 million annual sales and responsible for managing all financial aspects relating to revenue, accounts receivable, inventory, order backlog, costs of sales, annual budgeting, forecasting, financial analysis and year-end audit. Mr. Piccin also served in financial management positions with Diebold of Dallas, Texas, a $1 billion global ATM and other self-service bank products manufacturer, Bauer Corporation of Wooster, Ohio, a $20 million regional climbing products manufacturer, and Philips Medical Systems of Highland Heights, Ohio, a $1 billion global medical imaging equipment manufacturer. Mr. Piccin began his accounting career as a Staff Auditor with Coopers & Lybrand in Cleveland, Ohio. Mr. Piccin earned a BBA in Accounting in 1986 from University of Notre Dame where he attended on a full athletic scholarship for football. Mr. Piccin is a Certified Public Accountant in the State of Ohio since November 1989.

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

Jeffrey D. Lightcap – Director

Mr. Lightcap has served as a Director of CareView since April 21, 2011 when he was elected as the designee for HealthCor pursuant to its loan agreements with the Company. Mr. Lightcap is a Senior Managing Director at HealthCor Partners, having joined HealthCor Partners in October 2006. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago.

Gerald A. Murphy – Director

On June 7, 2011, the Board of Directors of CareView Communications, Inc. (the “Company”) elected Gerald L. Murphy as a director. Mr. Murphy was also named as a member of the Board’s Compensation Committee. Since 1987, Mr. Murphy has served as President and Chief Executive Officer of Spectacular Attractions, Inc. d/b/a Murphy Brothers Exposition, an amusement carnival company providing outdoor amusements to state fairs and events nationwide, where he is responsible for managing large outdoor amusement events. Since 2009, Mr. Murphy has served as owner and managing member of C&A International, LLC, a manufacturing company, whereby he is responsible for management of operations and sales. Since 1984, Mr. Murphy has served as a director of Expo Waterpark, Inc., d/b/a Big Splash Waterpark, a family water park providing family entertainment, where he is responsible for management of the Waterpark. Since 1987, Mr. Murphy has served as a director of Flamingo Travel Service of Oklahoma, Inc., a corporate travel agency.

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

Audit Committee

On December 13, 2007, the Company’s Board of Directors approved a charter for the Audit Committee whose primary function is to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company’s independent registered accounting firm; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company’s Board of Directors. (See Audit Committee Charter, Exhibit 10.11, which exhibit is incorporated herein by reference.)

For the year ended December 31, 2011 and through the filing date of this Report, the Company’s Audit Committee consisted of three members of the Company’s Board of Directors, namely Allen Wheeler as Chair, Tommy G. Thompson and Jeffrey Lightcap. Mr. Lightcap is deemed to be a financial expert. Although the Company’s Board of Directors believes the members will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

           Four members of the Company’s Board of Directors serve on the Compensation Committee, namely Tommy G. Thompson, Chair, Allen Wheeler, Jeffrey C. Lightcap and Gerald A. Murphy Although the Company’s Board of Directors believes the members will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Compensation Committee’s Chair and members are to be designated annually by a majority vote of the Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board.

Board Involvement in Risk Oversight

Our Board of Directors is responsible for oversight of the Company’s risk assessment and management process. We believe risk can arise in every decision and action taken by the Company, whether strategic or operational. Our comprehensive approach is reflected in the reporting processes by which our management provides timely information to the Board of Directors to support its role in oversight, approval and decision-making.

The Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. The Board of Directors approves the Company’s high level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business.

The Board of Directors delegated to the Compensation Committee basic responsibility for oversight of management’s compensation risk assessment, and that committee reports to the board on its review. Our Board of Directors also delegated tasks related to risk process oversight to our Audit Committee, which reports the results of its review process to the Board of Directors. The Audit Committee’s process includes a review, at least annually, of our internal audit process, including the organizational structure, as well as the scope and methodology of the internal audit process. The Board, as a whole, functions as the nominating committee to oversee risks related to our corporate governance, including director performance, director succession, director education and governance documents.

In addition to the reports from the Board committees, our board periodically discusses risk oversight.

Code of Business Conduct and Ethics

On December 13, 2007, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors and executive officers of the Company. This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis. (See 2011 Code of Business Conduct and Ethics, Exhibit 14.00, which exhibit is incorporated herein by reference.)

Code of Ethics for Financial Executives

On December 13, 2007, the Company’s Board of Directors adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of the Company’s financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of the Company’s financial executives are required to sign this code on an annual basis. (See 2011 Code of Ethics for Financial Executives, Exhibit 14.01, which exhibit is incorporated herein by reference.)

Insider Trading Policy

On December 13, 2007, the Company’s Board of Directors adopted its initial Insider Trading Policy applicable to all directors and officers (the “2007 Policy”). The 2007 Policy was executed in 2007, 2008 and 2009 by all officers and directors. On December 17, 2010, the Company’s Board of Directors revised the 2007 Policy and adopted the new Insider Trading Policy. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against the policy of the Company as such trading can cause significant harm to the reputation for integrity and ethical conduct of the Company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at the sole discretion of the Company, including dismissal for cause. All members of the Company’s Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis. (See Insider Trading Policy, Exhibit 10.13 which exhibits are incorporated herein by reference.)

Whistleblower Policy

On October 31, 2011, the Company’s Board of Directors adopted a Whistleblower Policy which was subsequently provided to all employees and posted on the Company’s website. It is the policy of the Company to establish and maintain a complaint program to facilitate (i) the receipt, retention and treatment of complaints received by the Company regarding its accounting, internal accounting controls, auditing matters or violations of the Code of Conduct and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. In order to carry out these responsibilities, the Company adopted the Whistleblower Policy. Any person with a concern relating to the Accounting Policies or compliance with the Code of Conduct by the Company should submit their concern in writing to the Company’s Chair of the Audit Committee. Complaints may be made without fear of dismissal, disciplinary action or retaliation of any kind. The Company will not discharge, discipline, demote, suspend, threaten or in any manner discriminate against any officer or employee in the terms and conditions of employment based on any lawful actions with respect to (i) good faith reporting of concerns or complaints regarding Accounting Policies, or otherwise specified in Section 806 of the U.S. Sarbanes-Oxley Act of 2002, (ii) compliance with the Company’s Code of Conduct or (iii) providing assistance to the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, investigating a concern. (See Whistleblower Policy, Exhibit 10.101, which exhibit is incorporated herein by reference.)

Related Party Transactions Policy

On October 31, 2011, the Company’s Board of Directors adopted a Related Party Transactions Policy. The Company recognizes that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore adopted the Related Party Transactions Policy which shall be followed in connection with all related party transactions involving the Company and its subsidiaries and affiliates. The Board has determined that the Company’s Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions The Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. The President of the Company shall be responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to the Company in connection with duly approved related party transactions during the preceding fiscal quarter. The President shall be responsible for reviewing and approving all payments made by or to the Company in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to the Company in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in the Company’s applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. (See Related Party Transactions Policy, Exhibit 10.102, which exhibit is incorporated herein by reference.)

Board Meetings and Committees; Annual Meeting Attendance

The Company held ten meetings of the Board of Directors during the year ended December 31, 2011 and conducted other business through unanimous written actions by its Board of Directors.

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

ITEM 11.                    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The discussion that follows outlines the compensation awarded to, earned by or paid to the named executive officers of the Company including a review of the principal elements of compensation, the objectives of the Company’s Compensation Committee, and why and how each element of compensation is determined.

In general, the Company operates in a marketplace where competition for talented executives is significant. The Company is engaged in the long-term development of its technology, without the benefit of significant current revenues, and therefore its operations require it to raise capital in order to continue its activities. Our operations entail special needs and risks and require that the Company attempt to promote strong individual and group performance and retention of excellent employees. The Company compensates its executive officers in the form of cash compensation as base salary, medical insurance benefits, paid time off, and long term equity incentives offered through stock options

Our industry is highly competitive and includes companies with far greater resources than ours. Our work involves the difficult, unpredictable, and often slow development and deployment of our technology. Continuity of scientific knowledge, management skills, and relationships are often critical success factors to our business. The objectives of our plan of compensation for our executive officers is to provide competitive cash compensation, competitive health benefits and long-term equity incentives that offer significant reward potential for the risks assumed and for each individual’s contribution to the long-term performance of the Company. Individual performance is measured against long-term strategic goals, short-term business goals, scientific innovation, new business development, development of employees, fostering of teamwork and other values designed to build a culture of high performance. These practices are based on the principle that total compensation should serve to attract and retain those executives critical to the overall success of the Company and are designed to reward executives for their contributions toward business performance that is designed to build and enhance stockholder value.

The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), the health benefits plan, and long-term incentive compensation in the form of periodic stock option grants. In determining the compensation for each executive officer, the Company generally considers (i) compensation of executive officers at companies believed to be comparable, (ii) the input of other directors and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each executive officer and (iii) qualitative measures of the Company’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of the Company in raising funds necessary to conduct operations, and the pace at which the Company continues to advance its technologies. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal.

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals. The Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the Company’s Common Stock on the date of grant, that employee stock options should generally vest over a three -year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its executive officers to hold any specific equity interest in the Company. The Company does not offer its executive officers any nonqualified deferred compensation, a defined benefit pension program or any post-retirement medical or other benefits.

The Company anticipates that the Board of Directors and the Compensation Committee will establish and implement a formal comprehensive goal-targeted compensation policy to reward executive officers for their services to the Company.

(Remainder of page intentionally left blank.)

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last three fiscal years ended December 31, 2011, 2010 and 2009. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Options granted to the Company’s executive officers pursuant to the 2007 Plan and the 2009 Plan. (See CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.07, and CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.39, which exhibits are incorporated herein by reference.)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Samuel A. Greco(2) (CEO)	2011	$250,203	-0-	-0-	-0-	-0-	-0-	$36,781	$286,984
	2010	$251,599	-0-	-0-	$68,200	-0-	-0-	$31,916	$351,715
	2009	$266,868	-0-	-0-	$2,175,216	-0-	-0-	$29,467	$2,471,551

Steven G. Johnson(3) (President/COO)	2011	$250,216	-0-	-0-	-0-	-0-	-0-	$28,573	$278,789
	2010	$255,371	-0-	-0-	$68,200	-0-	-0-	$28,506	$352,077
	2009	$266,868	-0-	-0-	-0-	-0-	-0-	$25,291	$292,159

John R. Bailey(4) (Former CFO/Treas./Sec.)	2011	$157,670	-0-	-0-	-0-	-0-	-0-	$14,935	$172,605
	2010	$193,370	-0-	-0-	$68,200	-0-	-0-	$16,283	$277,853
	2009	$190,819	-0-	-0-	-0-	-0-	-0-	$14,408	$203,227

Anthony P. Piccin (CFO/Treas./Sec.)(5)	2011	$62,711	-0-	-0-	$61,650	-0-	-0-	$7,251	$69,963
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see Note D, Stockholder’s Equity, Stock Options to the audited consolidated financial statements for year ended December 31, 2010, filed herewith.

(2)
For 2011: All Other Compensation includes $9,000 accrued for car allowance and $27,781 for health insurance premiums paid on Mr. Greco’s behalf. For 2010: (i) Salary includes $1,599 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $22,916 for health insurance premiums paid on Mr. Greco’s behalf. For 2009: (i) Salary includes $117,500 paid and $149,368 accrued, (ii) Option Awards includes Options to purchase 3,262,809 shares of the Company’s Common Stock and (iii) All Other Compensation includes $9,000 accrued for car allowance and $20,467 for health insurance premiums paid on Mr. Greco’s behalf.

(3)
For 2011: All Other Compensation includes $9,000 accrued for car allowance and $19,573 for health insurance premiums paid on Mr. Johnson’s behalf. For 2010: (i) Salary includes $5,371 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $19,506 for health insurance premiums paid on Mr. Steve Johnson’s behalf. For 2009: (i) Salary includes $127,500 paid and $139,368 accrued and (ii) All Other Compensation includes $9,000 accrued for car allowance and $16,291 for health insurance premiums paid on Mr. Steve Johnson’s behalf.

(4)
For 2011: All Other Compensation includes $4,500 accrued for car allowance and $10,435 for health insurance premiums paid on Mr. Bailey’s behalf. For 2010: (i) Salary includes $8,370 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company’s Common Stock, and (iii) All Other Compensation includes $5,400 car allowance and $10,883 for health insurance premiums paid on Mr. Bailey’s behalf during 2011. For 2009: (i) Salary includes $146,250 paid and $43,919 accrued and (ii) All Other Compensation includes $5,400 car allowance (of which $1,350 was paid and $4,050 was accrued) and $9,008 for health insurance premiums paid on Mr. Bailey’s behalf.

(5)
For 2011: (i) Salary includes $62,711 paid for services rendered from July 18, 2011 to December 31, 2011, (ii) Option Awards includes Options to purchase 75,000 shares of the Company’s Common Stock, and (iii) All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf.

Grants of Plan Based Awards

The table below shows each grant of an award made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of Stocks or Units (#)	All Other Option Awards: # of Secur- ities Under- lying Options (#)	Exer- cise or Base Price of Option Award ($/sh)	Grant Date Fair Value of Stock and Option Award
Name and Principal Position	Grant Date	Thres- hold ($)	Tar- get ($)	Maxi- mum ($)	Thres- hold (#)	Tar- get (#)	Maxi- mum (#)
Samuel A. Greco (CEO)	-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steven G. Johnson (President/COO)	-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anthony P. Piccin (CFO Treas./Sec.)	07/21/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	$1.69	$22,000
	12/12/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000	$1.51	$39,650
John R. Bailey (Former CFO/Treas./Sec.)	-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company’s executive officers as of the fiscal year ended December 31, 2011, which equity awards consists solely of ten-year, non-qualified stock options issued under the 2007 Plan and the 2009 Plan (the “Options”). No executive officers have exercised their Options.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearn-ed Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearn-ed Shares, Units or Other Rights That Have Not Vested ($)
Samuel A. Greco, CEO	620,936(1)	-0-	-0-	$0.44	12/02/17	-0-	-0-	-0-	-0-
	500,000(2)	-0-	-0-	$0.52	03/09/19	-0-	-0-	-0-	-0-
	1,175,824(3)	587,911(3)	-0-	$0.52	10/08/19	-0-	-0-	-0-	-0-
	50,000(4)	-0-	-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000(5)	-0-	-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-
Steve G. Johnson, Pres./ COO	50,000(4)	-0-	-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000(5)	-0-	-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-
Anthony P. Piccin, CFO/Treas./Sec.	-0-	25,000(6)	-0-	$1.69	07/18/21	-0-	-0-	-0-	-0-
	-0-	50,000(7)	-0-	$1.51	12/22/21	-0-	-0-	-0-	-0-

John R. Bailey (Former CFO/Treas./Sec.)	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

(1)	All 620,936 underlying shares vested on December 3, 2007.
(2)	All 500,000 underlying shares vested on March 15, 2009.
(3)	An aggregate of 587,912 underlying shares vested on each of October 9, 2010 and October 9, 2011. An additional 587,911 underlying shares vest on October 9, 2012 respectively.
(4)	All underlying shares for these Options vested on January 6, 2010.
(5)	All underlying shares for these Options vested on December 31, 2010.
(6)	All underlying shares for this Option vests at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option on July 28, 2011.
(7)	All underlying shares for this Option vests at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option on December 22, 2011.

Employment Agreements with Executive Officers

The Company has no employee agreements with its executive officers.

Director Compensation

The Company does not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings. Our directors may also be granted non-qualified stock options ("Options") from time to time under the Company's stock incentive plan.

The following table and accompanying footnotes details compensation paid to the Company's directors for services rendered for the year ended December 31, 2011 and as of December 31, 2011.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan com- pensation ($) (e)	Nonqualified deferred com-pensation earnings ($) (f)	All other com-pensation ($) (g)	Total ($) (h)

Tommy G. Thompson	-0-	-0-	$-0-(1)	-0-	-0-	-0-	$-0-
Samuel A. Greco	-0-	-0-	$-0-(2)	-0-	-0-	-0-	$-0-
Steven G. Johnson	-0-	-0-	$-0-(3)	-0-	-0-	-0-	$-0-
Allen Wheeler	-0-	-0-	$-0-(4)	-0-	-0-	-0-	$-0-
Jeffrey C. Lightcap	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-
Gerald A. Murphy	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-
________________________
(1)
Based on (i) an Option for 100,000 underlying shares granted in January 2010 for services rendered by Thompson as Chairman in fiscal year 2009 for which all underlying shares vested immediately and (ii) an Option for 100,000 underlying shares granted in March 2010 for services rendered as Chairman in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Does not include a common stock purchase warrant for 1,000,000 underlying shares granted to Thompson on August 20, 2010 for reasons other than his services as Chairman. Through December 31, 2011, Thompson's aggregate outstanding Options related to his services as Chairman totaled 1,922,565 underlying shares.

(2)
Based on (i) an Option for 50,000 underlying shares granted in January 2010 for services rendered by Greco as a director in fiscal year 2009 for which all underlying shares vested immediately and (ii) an Option for 50,000 underlying shares granted in March 2010 for services rendered as a director in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Does not include Options in the aggregate of 3,883,745 granted to Greco for services rendered as an executive officer.  Through December 31, 2011, Greco's outstanding Option related to his services as a director totaled 100,000 underlying shares.

(3)
Based on (i) an Option for 50,000 underlying shares granted in January 2010 for services rendered by Johnson as a director in fiscal year 2009 for which the underlying shares vested immediately and (ii) an Option for 50,000 underlying shares granted in March 2010 for services rendered as a director in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Through December 31, 2011, Johnson's outstanding Options related to his services as a director totaled 100,000 underlying shares.

(4)
Based on (i) an Option for 75,000 underlying shares granted in January 2010 for services rendered by Wheeler as a director in fiscal year 2009 for which the underlying shares vested immediately and (ii) an Option for 75,000 underlying shares granted in March 2010 for services rendered as director in fiscal year 2010 for which all underlying shares vested on December 31, 2010.  Through December 31, 2011, Wheeler's outstanding Options related to his services as a director totaled 150,000 underlying shares.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2011 and through the filing date of this Report, the Company’s Compensation Committee consisted of four members of the Company’s Board of Directors, namely, Tommy G. Thompson (as Chair), Allen Wheeler, Jeffrey C. Lightcap and Gerald L. Murphy. In 2011, none of the members of the Compensation Committee were an officer or employee of the Company. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

    As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified stock options ("Options"), common stock purchase warrants ("Warrants"), and convertible securities that are currently exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Tommy G. Thompson (Chairman of the Board) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	7,747,787(2)	5.74%
Common Stock	Samuel A. Greco (Chief Executive Officer, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 7506	3,676,083(3)	2.73%
Common Stock	Steve G. Johnson (President, COO, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	13,446,823(4)	10.17%
Common Stock	Anthony P. Piccin (Chief Financial Officer, Treas., Sec.) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	-0-	0%
Common Stock	L. Allen Wheeler (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	14,582,224(5)	11.03%
Common Stock	Jeffrey C. Lightcap (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	33,207,513(6)	20.09%
Common Stock	Gerald A. Murphy (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	6,339,888(7)	4.76%
Common Stock	All Officers & Directors as a Group (7 persons)	79,000,318(8)	45.86%
Common Stock	Robert J. Smith (Shareholder) 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	9,509,023 (9)	6.92%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	FMR, LLC (Shareholder) 82 Devonshire St. Boston, MA 02109	10,425,300(10)	7.89%
Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	14,538,350(11)	11.01%
Common Stock	Hartford Series Fund, Inc. 500 Bielenberg Drive Woodbury, MN 55125-1400	6,844,000(12)	5.18%
Common Stock	HealthCor Management, LP et al Carnegie Hall Tower, 152 West 57th Street New York, NY 10019	33,207,513(6)	20.09%
_________________

(1)
Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 132,086,376 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)
This amount includes (i) 4,825,222 shares directly owned by Thompson, (ii) 1,922,565 shares due to Thompson upon exercise of vested Options, and (ii) 1,000,000 shares due to Thompson upon exercise of Warrants. The percentage of class for Thompson is based on 135,008,941 shares which would be outstanding if all of Thompson's Warrants and vested Options were exercised.

(3)
This amount includes (i) 868,161 shares directly owned by Greco and (ii) 2,807,922 shares due to Greco upon exercise of vested Options.  The percentage of class for Greco is based on 134,894,298 shares which would be outstanding if all of Greco's vested Options were exercised.

(4)
This amount includes (i) 6,957 shares directly owned by Mr. Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options and (ii) 13,339,866 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 132,186,376 shares which would be outstanding if all of Johnson's vested Options were exercised.

(5)
This amount includes (i) 365,335 shares directly owned by Wheeler, (ii) 150,000 shares due to Wheeler upon exercise of Options, and (iii) 14,066,889 shares beneficially owned by Dozer Man, LLC, a company controlled by Wheeler. The percentage of class for Wheeler is based on 132,236,376 shares which would be outstanding if all of Wheeler's vested Options were exercised.

(6)
HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LCC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 33,207,513 shares, respecting (i) 4,000,000 shares that may be acquired upon conversion of the 2012 Notes, (ii) 17,424,654 shares that may be acquired upon conversion of the 2011 Notes (including interest paid in kind through December 31, 2011), and (iii) 11,782,859 shares that may be acquired upon exercise of Warrants. The percentage of class for Reporting Persons is based on 165,293,889 shares which would be outstanding if all the 2012 Notes and 2011 Notes were converted and all Warrants were exercised.

(7)
 This amount includes: (i) 5,339,888 shares directly owned by Murphy and (ii) 1,000,000 shares due to Murphy upon exercise of Warrants.  The percentage of class for Murphy is based on 133,086,376 shares which would be outstanding if all of Murphy’s Warrants were exercised.

(8)
This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 172,274,376 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

(9)
This amount includes: (i) 1,080,216 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith's minor children, (iii) 2,512,225 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 588,273 shares beneficially owned by Energy Capital, LLC, a company controlled by Mr. Smith,  (v) 4,253,309 shares due to Smith upon the exercise of Warrants; and (v) 1,000,000 shares due to Plato & Associates, LLC upon the exercise of Warrants.  The percentage of class for Smith is based on 137,339,685 shares which would be outstanding if all Warrants owned by Smith and Plato & Associates, LLC were exercised.

(10)
These shares are beneficially owned by Puritan Fund, an investment company registered under the Investment Company Act of 1940, and an investment company of FMR, LLC. Various persons have the right to vote the shares, receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of these shares.

(11)
Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 14,538,350 shares which are held of record by its clients.  Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares.  Of those clients, only Hartford Capital Appreciation HLS Fund is known to have such right or power with respect to more than five percent of the shares.

(12)
Hartford Series Fund, Inc., in its capacity as an investment company registered under Section 8 of the Investment Company Act of 1940, may be deemed to beneficially own 6,844,000 shares on behalf of Hartford Capital Appreciate HLS Fund and has shared power to vote and direct the sale of the shares.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2011 and to the date of this filing, certain officers and directors of the Company failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act. Mr. Murphy filed a Form 5 with the Commission on February 1, 2012 to report (i) one transaction that should have been reported on his initial Form 3 filed with the Commission on June 13, 2011 and (ii) one transaction that should have been reported on a Form 4 as of December 31, 2011. Mr. Johnson filed a Form 5 with the Commission on January 30, 2012 to report one transaction that should have been reported on a Form 4 as of August 25, 2011. Mr. Wheeler filed a Form 4 with the Commission on January 30, 2012 to report one transaction that should have been reported on a Form 4 as of January 6, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2011.

Agreement with Tommy G. Thompson, Chairman

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. (See Subscription and Investor Rights Agreement, Exhibit 10.00, Assignment and Assumption Agreement and Consent, Exhibit 10.08, Letter of Wavier from Tommy G. Thompson, Exhibit 10.63 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.

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

Separation Agreement and General Release with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release (“Separation Agreement”) with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer. Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and accompanying Consulting Agreement and resignation. The principal terms of the Separation Agreement provide that Mr. Bailey will tender his resignation in all capacities with the Company in exchange for payment under an accompanying Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement. The principal terms of the Consulting Agreement provide that Mr. Bailey will provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year. The foregoing descriptions of the Separation Agreement and accompanying Consulting Agreement and Resignation are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2011, which filing and exhibits are incorporated herein by reference.

Director Independence

Although the Company’s Board of Directors believes its directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO, USA, LLP (“BDO”) for the 2011 quarterly reviews and the annual integrated audit for the year ended December 31, 2011 is estimated to be $263,000. BDO billed the Company $258,565 for professional services rendered for the annual audit fee for the year ended December 31, 2010 and for quarterly review of the Company’s financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2011 rendered by BDO is approximately $22,000. BDO billed the Company $30,325 for tax return preparation for the year ended December 31, 2010.

All Other Fees. We incurred no other fees for the 2011 and 2010 fiscal years.

The Audit Committee of our Board of Directors has adopted a policy requiring its pre-approval of all fees paid to our independent registered accounting firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.02	09/15/06	Promissory Note, form of(1)
10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)
10.07	10/17/07	Subordinated Convertible Note, form of(1)
10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)
10.16	n/a	Stock Purchase Agreement, form of(1)
10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)
10.25	10/02/08	6% Promissory Note, form of(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)
10.29	04/28/09	Promissory Note to David Webb for $83,333(1)

10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)
10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)
10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)
10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.35	06/03/09	Promissory Note to David Webb for $30,000(1)
10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)
10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)
10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)
10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)
10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)
10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)
10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)
10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni(3)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)

10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.81	04/21/11	Consulting Agreement with Nick Segal(5)
10.82	05/31/11	Consulting Agreement with Dennis McGonigal(5)
10.83	8/31/11
Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)

10.84	8/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	8/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	8/31/11	Intellectual Property Security Agreement, form of(6)
10.87	8/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	8/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC*
10.100	n/a	Insider Trading Policy, form of*
10.101	n/a	Whistleblower Policy*
10.102	n/a	Related Party Transactions Policy*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/15/12	Subsidiaries of the Registrant*
31.1	03/15/12	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/15/12	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/15/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/15/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 15, 2012

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel A. Greco and Anthony P. Piccin and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and do file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tommy G. Thompson	Chairman of the Board	March 15, 2012
Tommy G. Thompson

/s/ Steven Johnson	President, Chief	March 15, 2012
Steven Johnson	Operating Officer, Director

/s/ Samuel A. Greco	Chief Executive Officer,	March 15, 2012
Samuel A. Greco	Director

/s/ L. Allen Wheeler	Director	March 15, 2012
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	March 15, 2012
Jeffrey D. Lightcap

/s/ Gerald A. Murphy	Director	March 15, 2012
Gerald A. Murphy

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CareView Communications, Inc.
Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

BDO USA, LLP

Dallas, TX

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CareView Communications, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of CareView Communications, Inc. as of December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of CareView Communications, Inc. for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CareView Communications, Inc.
Lewisville, TX

We have audited CareView Communications, Inc.’s (CareView) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CareView’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CareView Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareView Communications, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our report dated March 15, 2012 expressed an unqualified opinion thereon.

BDO USA, LLP

Dallas, TX
March 15, 2012

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,526,857	$26,565
Accounts receivable, net of allowance for doubtful accounts of $15,984 and $0, respectively	186,850	88,390
Other current assets	531,385	288,934
Total current assets	9,245,092	403,889

Property and equipment, net of accumulated depreciation of $1,321,216 and $317,872, respectively	8,767,459	3,811,142
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $2,205,428 and $1,653,525, respectively	667,927	1,170,544
Other assets	3,275,739	574,910
	3,943,666	1,745,454
Total assets	$21,956,217	$5,960,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,240,347	$145,800
Notes payable, net of debt discount of $32,255 and $60,679, respectively	58,602	38,647
Mandatorily redeemable equity in joint venture, net of debt discount of $32,255 and $60,679, respectively	58,602	38,647
Accrued interest	1,342	25,256
Other current liabilities	275,268	41,545
Total current liabilities	1,634,161	289,895

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $17,925,049	3,855,769	-
Notes payable, net of current portion and net of debt discount of $100,715 and $159,772, respectively	273,128	289,448
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $100,715 and $159,772, respectively	273,128	289,448
Total long-term liabilities	4,402,025	578,896
Total liabilities	6,036,186	868,791

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 300,000,000 shares authorized; 131,455,407 and 127,540,215 issued and outstanding, respectively	131,455	127,540
Additional paid in capital	62,788,134	35,588,416
Accumulated deficit	(46,772,548)	(30,508,296)
Total CareView Communications Inc. stockholders’ equity	16,147,041	5,207,660
Noncontrolling interest	(227,010)	(115,966)
Total stockholders’ equity	15,920,031	5,091,694
Total liabilities and stockholders’ equity	$21,956,217	$5,960,485

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009

Revenues, net	$630,452	$325,968	$87,086

Operating expenses:
Network operations, including non-cash costs of $55,333, $55,333, and $0, respectively	2,112,947	748,482	314,873

General and administration, including non-cash costs of $1,308,505, $8,603,523, and $971,092, respectively	4,194,282	10,538,476	2,337,026

Sales and marketing	913,859	402,719	338,644

Research and development	821,868	698,282	540,440

Depreciation and amortization	1,555,247	733,575	631,568
Total operating expense	9,598,203	13,121,534	4,162,551

Operating loss	(8,967,751)	(12,795,566)	(4,075,465)

Other income and (expense)
Interest expense	(4,443,819)	(324,887)	(1,163,600)
Change in fair value of derivatives	(2,966,365)	-	-
Amortization of financing costs	-	(5,842,370)	(1,021,559)
Interest income	583	509	5,406
Other income	2,056	12,090	61,545
Total other income (expense)	(7,407,545)	(6,154,658)	(2,118,208)

Loss before taxes	(16,375,296)	(18,950,224)	(6,193,673)

Provision for income taxes	-	-	-

Net loss	(16,375,296)	(18,950,224)	(6,193,673)

Net loss attributable to noncontrolling interest	(111,044)	(98,466)	(17,500)

Net loss attributable to CareView Communications, Inc.	$(16,264,252)	$(18,851,758)	$(6,176,173)

Net loss per share attributable to CareView Communications, Inc.	$(0.13)	$(0.15)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	129,467,830	122,864,474	108,359,318

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2008	106,250,678	$106,251	$6,958,234	$(5,480,365)	$-	$1,584,120

Shares issued in private placement, net of fees of $69,524	2,508,542	2,509	1,223,207	-	-	1,225,716

Shares issued in exchange for debt	2,253,464	2,253	1,165,831	-	-	1,168,084

Warrants issued for services	-	-	65,600	-	-	65,600

Warrants issued with debt	-	-	684,488	-	-	684,488

Warrants issued for loan extension costs	-	-	1,093,500	-	-	1,093,500

Options granted as compensation	-	-	905,492	-	-	905,492

Net loss	-	-	-	(6,176,173)	(17,500)	(6,193,673)

Balance, December 31, 2009	111,012,684	111,013	12,096,352	(11,656,538)	(17,500)	533,327

Shares issued in private placement, net of fees of $433,687	12,173,040	12,173	6,464,562	-	-	6,476,735

Shares issued in exchange for debt, accrued interest and accounts payable	4,068,982	4,069	2,111,800	-	-	2,115,869

Shares issued as part of settlement of lawsuit	25,000	25	46,225	-	-	46,250

Shares issued for exercise of options	160,509	160	83,031	-	-	83,191

Shares issued for services	100,000	100	184,900	-	-	185,000

Options granted as compensation	-	-	1,200,753	-	-	1,200,753

Warrants issued for contract modifications	-	-	4,080,000	-	-	4,080,000

Warrants issued for financing costs	-	-	3,601,564	-	-	3,601,564

Warrants issued for loan extension costs	-	-	1,958,647	-	-	1,958,647

Warrants issued for services	-	-	570,600	-	-	570,600

Re-priced warrants related to compensation	-	-	3,189,982	-	-	3,189,982

Net loss	-	-	-	(18,851,758)	(98,466)	(18,950,224)

Balance, December 31, 2010	127,540,215	127,540	35,588,416	(30,508,296)	(115,966)	5,091,694

Shares issued for exercise of options	2,321,830	2,322	445,033	-	-	447,355

Shares issued for exercise of warrants	1,593,362	1,593	738,240	-	-	739,833

Options granted as compensation	-	-	760,866	-	-	760,866

Warrants issued for financing costs	-	-	1,535,714	-	-	1,535,714

Warrants issued for services	-	-	753,500	-	-	753,500

Reclassification of derivatives from liability to equity	-	-	22,966,365	-	-	22,966,365

Net loss	-	-	-	(16,264,252)	(111,044)	(16,375,296)

Balance, December 31, 2011	131,455,407	$131,455	$62,788,134	$(46,772,548)	$(227,010)	$15,920,031

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(16,375,296)	$(18,950,224)	$(6,193,673)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,003,344	181,890	80,316
Provision for doubtful accounts	15,984	-	-
Amortization of intangible assets	551,903	551,685	551,252
Amortization of debt discount	2,249,913	176,316	968,859
Amortization of prepaid consulting costs	547,639	86,538	65,600
Amortization of installation costs	24,041	14,987	5,799
Amortization of distribution/service costs	55,333	55,333	-
Amortization of license fee	5,464	-	-
Amortization of deferred debt issuance costs	219,390	-	-
Interest incurred and capitalized but not paid	1,780,818	-	-
Non-cash compensation associated with HealthCor	2,966,365	-	-
Stock based compensation related to options granted	760,866	1,200,753	905,492
Stock based compensation related to warrants issued	-	3,189,982	-
Warrants issued for contract modification	-	4,080,000	-
Warrants issued for loan extension costs	-	1,958,647	1,021,559
Non-cash financing costs	-	3,673,723	-
Shares issued for services	-	85,000	-
Shares issued as part of settlement of lawsuit	-	46,250	-
Changes in operating assets and liabilities:
Accounts receivable	(114,444)	(80,123)	(8,267)
Other current assets	(242,453)	124,972	(717,733)
Other assets	(492,054)	-	-
Accounts payable	1,094,547	65,649	118,615
Accrued interest	(23,914)	39,289	145,470
Accrued expenses and other current liabilities	233,724	(631,485)	405,413

Net cash flows used in operating activities	(5,738,830)	(4,130,818)	(2,651,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,959,661)	(2,455,773)	(777,840)
Deferred installation costs	(771,427)	(12,555)	(54,363)
Patent and trademark costs	(49,286)	(23,303)	(22,024)
Security deposits	-	(75,000)	-
Proceeds from the disposal of assets	-	-	16,000

Net cash flows used in investing activities	(6,780,374)	(2,566,631)	(838,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	20,000,000	30,000	761,602
Proceeds from notes and loans payable-related parties	-	-	246,767
Proceeds from exercise of options and warrants	1,187,188	83,191	-
Repayment of notes payable	(167,692)	(54,114)	-
Proceeds from sale of common stock, net of issuance costs	-	6,476,735	1,225,716
Repayment of related party loan	-	(30,100)	-
Investment of mandatorily redeemable equity from noncontrolling interest in joint venture	-	-	575,603

Net cash flows provided by financing activities	21,019,496	6,505,712	2,809,688

Increase (decrease) in cash	8,500,292	(191,737)	(679,837)
Cash, beginning of period	26,565	218,302	898,139
Cash, end of period	$8,526,857	$26,565	$218,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$635,076	$109,281	$-

Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Reclassification of derivatives from liability to equity	$22,966,365	$-	$-

Paid in kind interest associated with the HealthCor funding	$1,780,818	$-	$-

Warrants issued for financing	$1,535,714	$-	$-

Warrants issued for services	$753,500	$491,500	$-

Shares issued for services	$-	$185,000	$-

Shares issued in exchange for debt, accrued interest, and accounts payable	$-	$2,115,869	$1,168,084

Debt discount from the issuance of project warrants	$-	$-	$636,752

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – THE COMPANY

CareView Communications, Inc., a Nevada corporation (“CareView-NV” or the “Company”), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.  The CareView System™ creates a high-speed data network throughout a healthcare facility to provide bedside, point-of-care monitoring, movies and patient education and wireless connectivity throughout the facility, allowing remote monitoring of medical equipment in patient’s room and deployment of other emerging point-of-care technologies which includes a fall prevention and management system and an ulcer prevention and management system.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”).  Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas.  Pursuant to the terms of the Operating Agreements of each of the Project LLCs, the Company is the managing member.  Refer to NOTE P – JOINT VENTURE AGREEMENT.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Company’s LLCs for which the Company controls the operating activities.  All material intercompany balances and transactions have been eliminated in consolidation.

The Company reports noncontrolling interests in the Company’s LLCs as a component of equity in the Consolidated Balance Sheets and the earnings attributable to noncontrolling interests as an adjustment to net loss to arrive at net loss attributable to the Company in the Consolidated Statements of Operations.

Variable Interest Entities

The Company uses a qualitative analysis to determine if it is the primary beneficiary of a VIE. The Company considers whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entities (continued)

entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity.

Cash and Cash Equivalents

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and our non-interest bearing cash balances may again exceed federally insured limits. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

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

The following table provides a summary of changes in accounts receivable and allowance for doubtful accounts for the years ended December 31, 2011 and 2010:

	Accounts Receivable
	2011	2010	2009
Beginning balance	$88,390	$8,267	$-0-
Additions	630,452	325,968	87,086
Reductions	(531,992)	(245,845)	78,819
Ending balance	$186,850	$88,390	$8,267

	Allowance for Doubtful Accounts
	2011	2010	2009
Beginning balance	$-0-	$-0-	$-0-
Additions	15,984	-0-	-0-
Reductions	-0-	-0-	-0-
Ending balance	$15,984	$-0-	$-0-

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for System Removal

The Company would remove the CareView System due to a number of factors; including, but not limited to, collection and revenue performance issues.  The Company regularly evaluates the installed CareView Systems.  An allowance is set up based on the estimated cost to de-install.  As of December 31, 2011 and 2010, no allowance was established.

Impairment of Long-Lived Assets

Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Such events or circumstances include, but are not limited to:

• Significant declines in an asset’s market price;
• Significant deterioration in an asset’s physical condition;
• Significant changes in the nature or extent of an asset’s use or operation;
• Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
• Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
• Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
• Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, the Company determines whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability.  This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment.  The Company estimates the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compares that estimate to the respective carrying values in order to determine if such carrying values are recoverable.  This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets (continued)

assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production.  If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets.  Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate.  The Company’s estimates are based upon its historical experience, its commercial relationships, market conditions and available external information about future trends.  The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods.  During the years ended December 31, 2011, 2010 and 2009, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred.  Development cost to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  The Company did not capitalize any costs during 2011, 2010 and 2009. The Company’s costs of research and development activities expensed during the years ended December 31, 2011, 2010, and 2009 totaled approximately $822,000, $698,000, and $540,000, respectively.

Intellectual Property

The Company capitalizes certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for its CareView System in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years.  Additionally, the Company tests its intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable.  No impairment was recorded for the years ended December 31, 2011, 2010 and 2009.  Intellectual property is comprised of purchased and internally developed software costs totaling $2,752,933, all of which was capitalized prior to 2008.

At both December 31, 2011 and 2010, the Company had previously capitalized intellectual property costs totaling $2,752,933. During the years ended December 31, 2011, 2010 and 2009, the Company capitalized no additional intellectual property costs.  The Company’s amortization of intellectual property costs totaled $550,588 for each of the years ended December 31, 2011, 2010 and 2009.  Accumulated amortization at December 31, 2011 and 2010 was $2,202,352 and $1,651,764, respectively.  Amortization expense for currently amortizable capitalized intellectual property costs for the year ended December 31, 2012 will be $550,581.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and Trademarks

The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In accordance with FASB ASC topic 350-30 “Intangibles Other Than Goodwill”, the Company amortizes its intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents.  The Company begins amortization of these costs on the date patents or trademarks are awarded.

The Company capitalized $27,757, $23,303 and $1,493 in patent costs for the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization charged to operations for the years ended December 31, 2011, 2010 and 2009 was $332, $332 and $320, respectively.

The Company capitalized $21,575, $0 and $20,531 in trademark costs and expensed $46, $0 and $0 for abandoned trademark costs for the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization charged to operations for the years ended December 31, 2011, 2010 and 2009 was $983, $766 and $344, respectively.  Accumulated amortization at December 31, 2011, 2010 and 2009 was $3,076, $1,761 and $663, respectively.

The amortization expense for currently amortizable patent and trademark costs for future periods is $1,184 for each year ending December 31, 2012 through 2016 and $11,238 thereafter.

Derivative Financial Instruments

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 815-10, Derivatives and Hedging.  Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date.

See NOTE N – AGREEMENT WITH HEALTHCOR for further details regarding derivative activity during the year ended December 31, 2011.  For the years ended December 31, 2010 and 2009, the Company did not engaged in any activity related to derivatives.

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

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820 “Fair Value Measurements and Disclosures.” The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3	Unobservable inputs for the asset or liability.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2011 and 2010:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

2011
Accrued Gross Income Interest	$10,360	$-0-	$-0-	$10,360

2010
Accrued Gross Income Interest	$29,511	$-0-	$-0-	$29,511

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include are the accrued gross income interest discussed in NOTE U – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT.  The fair value of this accrued gross income interest is included in other current liabilities on the accompanying consolidated financial statements.  Additionally, during the year ended December 31, 2011, the Company had derivative liabilities outstanding related to a conversion option of convertible debt and warrants issued with that convertible debt.  The derivative liabilities were no longer outstanding as of December 31, 2011.  See NOTE N – AGREEMENT WITH HEALTHCOR for further details regarding derivative activity during the year ended December 31, 2011.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level3)
	2011	2010

Beginning balance	$29,511	$-0-
Issuances of derivative liabilities	33,461,512	-0-
Issuance of Accrued Gross Income Interest	-0-	29,511
Settlements of derivative liabilities	(22,966,365)	-0-
Gain recognized on derivative liabilities	(10,495,147)	-0-
Change in fair value of Accrued Gross Income Interest	(19,151)	-0-
Transfers in and/out of Level 3	-0-	-0-
Ending balance	$10,360	$29,511

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period.  The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC 740, “Income Taxes,” the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company offers CareView’s services through a subscription-based contract with each facility for a standard term of five years.  The Company begins to bill monthly subscription fees to the facility upon official acceptance of the CareView System by the facility.  The contract requires the facility to pay the Company the subscription fee monthly. During the term of the contract, the Company provides continuous monitoring of the CareView System and is required to maintain and service all CareView System equipment. If the customer requires additional products or services, the contract is amended with new pricing or revenue sharing terms and conditions.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share," which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period using the treasury stock method for stock options and warrants and the if-converted method for convertible debt.  Potential common shares totaling 61,021,190, 32,972,616 and 26,766,587 at December 31, 2011, 2010 and 2009, respectively have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by the Company.

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

Debt Discounts and Deferred Financing Costs

Costs incurred with parties who are providing long-term financing, which include warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and warrants. These discounts are generally amortized over the life of the related debt using the effective interest rate method.  In connection with debt issued during the years ended December 31, 2011 and 2010, the Company recorded debt discounts totaling $20,000,000 and $0, respectively.  The aggregate balance of unamortized debt discount at December 31, 2011 and 2010 was $18,190,989 and $440,902, respectively.  Amortization expense related to debt discounts totaled $2,249,913, $176,316 and $968,859 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in interest expense on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Discounts and Deferred Financing Costs (continued)

As of December 31, 2011, future amortization of debt discount is as follows:

Years Ending December 31,
2012	$2,888,157
2013	2,402,909
2014	1,903,098
2015	1,425,116
2016	1,611,030
Thereafter	7,960,679
Total	$18,190,989

At December 31, 2011and 2010 deferred financing costs were $430,747 and $0, respectively.

Installation Costs

The Company defers all costs associated with the installation of the CareView System into a particular hospital until the CareView System is fully operational and accepted by the hospital.  Upon acceptance, the associated costs are expensed ratably over the life of the hospital contract.  These costs are included in network operations on the accompanying consolidated financial statements. The Company incurred installation costs during 2011, 2010 and 2009 totaling $771,247, $12,555 and $54,363, respectively.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in network operations on the accompanying consolidated financial statements.

Advertising Costs

The Company considers advertising costs as costs associated with the promotion of the Company’s products through the various media outlets.  The Company expenses all advertising costs as incurred.  The Company incurred no advertising costs during 2011, 2010 and 2009.

Concentration of Credit Risks and Customer Data

The Company derives all of its revenues from hospitals. For the year ended December 31, 2011, 18 hospitals accounted for the all of Company’s revenue.  Three hospitals generated approximately 40%, 14% and 12%, with no other hospital accounting for more than 10%.  For the year ended December 31, 2010, two hospitals accounted for approximately 56% and 20% of the Company’s revenues, while no other hospital accounted for 10% or more of the Company’s revenues.  For the year ended December 31, 2009, the same two hospitals accounted for 38% and 61% of the Company’s revenues, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing event or circumstance-driven guidance related to goodwill impairment testing between annual tests.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The adoption will not have an impact on the Company’s results of operations, financial position or cash flows as we currently have no goodwill.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009.  The Company did not make nor anticipates a significant transfer between each level as of December 31, 2011.  As such, the Company adopted the provisions of ASU 2010-06 as required on January 1, 2010.  The provision had no impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Reclassifications

Certain 2010 and 2009 amounts have been reclassified to conform to current year presentation.

NOTE C – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2011 and 2010, the Company had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by the Company’s Board of Directors.

Common Stock

At December 31, 2011, the Company had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 131,455,407 shares of Common Stock issued and outstanding.

In April 2011, John Bailey, the Company’s Chief Financial Officer at that time, exercised 2007 Plan Options to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,339.  In May 2011, an individual exercised 2009 Plan Options to purchase 179,000 shares of the Company’s Common Stock at an aggregate exercise price of $93,016.  In June 2011, Mr. Bailey, exercised 2009 Plan Options to purchase a 100,000 shares of the Company’s Common Stock at an aggregate exercise price of $52,000.

Between April and December 2011, individuals and entities exercised warrants to purchase an aggregate of 1,593,362 shares of the Company’s Common Stock at any aggregate exercise price of $739,833.  For more details see Warrants in this NOTE.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

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

In May 2010, an Option to purchase 160,509 shares of Common Stock of the Company under the 2007 Plan was exercised for $83,191.  In June 2010, the Company issued 25,000 shares of Common Stock with an estimated fair value of $46,250 based on the closing market price on the date of the transaction as part of a settlement agreement, which amount was recorded as settlement expense in general and administration in the accompanying consolidated financial statements.  See NOTE T – LITIGATION for further details.

Also in June 2010, the Company engaged a law firm to represent the Company on general business matters and litigation.  A retainer was paid through the issuance of 100,000 shares of the Company’s restricted Common Stock at a price of $1.85, the closing market price on the date of the transaction (the “Retainer Shares”).  The agreement calls for the law firm’s monthly bills to be applied 50% to the Retainer Shares and 50% paid per the invoice terms.  In June 2009, the Company also paid them a retainer through the issuance of 192,308 shares of the Company’s restricted Common Stock at a price of $0.52.

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

On August 8, 2009, the Company approved a private placement under which it offered 10,000,000 shares for a maximum offering price of $5,200,000 (the “August 2009 Offering”). On March 26, 2010, the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

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

Warrants

The valuation methodology used to determine the fair value of the Warrants (except the HealthCor Warrants) issued during the years ended December 31, 2011, 2010 and 2009 was the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants. The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.

During the year ended December 31, 2011, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through December 31, 2011, $171,669 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $324,731 was reported as prepaid costs in other assets.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.74%; risk free rate of 2.14%; and a dividend yield of 0%; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share, through December 31, 2011, $110,300 was charged to expense and recorded as non-cash compensation.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.00%; risk free rate of 1.68%; and a dividend yield of 0%; (iii) on August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company’s Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through December 31, 2011, $102,920 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $43,880 was reported as prepaid costs in other assets.  The Warrants were valued on the date of the grant using a term of three (3) years; volatility of 81.83%; risk free rate of 0.41%; and a dividend yield of 0%; (iv) on August 31, 2011, the Company entered into a Loan and Security Agreement

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

with Comerica and Bridge Banks (the “Banks”) wherein the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock (with an aggregate fair value of $1,535,714) at an exercise price of $1.40 per share; through December 31, 2011, $219,390 was charged to expense and recorded as interest expense and as of December 31, 2011, $1,316,324 was reported as deferred debt issuance costs.  The Warrants were valued on the date of the grant using a term of seven (7) years; volatility of 83.14%; risk free rate of 1.56%; and a dividend yield of 0% (See NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for further details); and (iv) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants in April 2011 (See NOTE N – AGREEMENT WITH HEALTHCOR for further details).  These Warrants were valued using the Lattice Model (See NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, Derivative Financial Instruments and Fair Value of Financial Instruments for further details.) The Company also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements for 2011 as follows: (i) $55,333 as distribution/service costs in network operations and (ii) $162,750 as non-cash compensation in general and administration.

The table below summarizes warrant exercise activity during 2011:

Month of Exercise	Number of Warrants Exercised	Number of Common Shares Issued	Exercise Amount
April 2011	148,000	109,520	Cashless
June 2011	179,849	124,510	Cashless
September 2011	100,000	100,000	$55,000
October 2011	449,666	449,666	247,316
December 2011	809,666	809,666	437,517
	1,687,181	1,593,362	$739,833

Included among the warrants exercised during December 2011 were 514,666 warrants exercised at an aggregate price of $283,067 by Gerald Murphy, a Director of the Company.  All of the 514,666 warrants were granted to Mr. Murphy prior to his appointment as Director.

As of December 31, 2011, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 23,063,562 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.59 per share resulting in a weighted average exercise price of $0.73 per share and a weighted average contractual life of 3.8 years.  As of December 31, 2011, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $1,896,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

During the year ended December 31, 2010, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Modification of contract (see NOTE U)	3,000,000	$1.00	5	$4,080,000
Loan extension (see NOTE H)	2,499,975	$0.52	5	1,958,647
Loan inducement (see NOTE H)	2,300,000	$1.00	5	2,852,000
Financing costs (see NOTE R and below)	889,683	$0.52	2-10	749,564
Services (see below)	610,000	$0.52-$1.25	5	570,600
	9,299,658			$10,210,811

In July, 2010, the Company issued an individual 39,683 Warrants with a fair value of $67,064 in exchange for consulting services rendered pursuant to the Develo Consulting Agreement of September 1, 2009.  The Warrants were valued on the date of the grant using a term of two (2) years; volatility of 92.98%; risk free rate of 0.63%; and a dividend yield of 0%.  The $67,064 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

During 2010, the Company issued Warrants to certain unrelated parties for services including: (i) 200,000 Warrants with a fair value of $166,000, see NOTE R – DISTRIBUTION AGREEMENT for details; (ii) 10,000 Warrants with a fair value of $15,600, recorded as consulting expense in general and administration in the accompanying 2010 consolidated financial statements (volatility – 90.50%, risk free interest rate – 2.56%, term- five (5) years, and dividend yield – 0%); (iii) 50,000 Warrants with a fair value of $63,500, recorded as non-cash compensation in general and administration on the accompanying consolidated financial statements (volatility – 94.67%, risk free interest rate – 1.57%, term- five (5) years, and dividend yield – 0%); and (iv) 350,000 Warrants with a fair value of $325,500, under the terms of a two (2) year consulting agreement – $7,438 was recorded as non-cash compensation in general and administration, and $318,062 as prepaid consulting expense-long term in other assets on the accompanying consolidated financial statements (volatility – 96.66%, risk free interest rate – 1.97%, term- five (5) years, and dividend yield – 0%).

Also during 2010, the Company revised the exercise price from $1.04 to $0.52 and the expiration date from December 13, 2010 to December 13, 2017 of certain Warrants issued in 2007 for the purchase of 4,253,309 shares of the Company’s Common Stock.  The fair value related to this revision totals $3,189,982 and was recorded as non-cash compensation in general and administration in the accompanying 2010 consolidated financial statements (volatility – 79.7%; risk free interest rate – 3.66%; term- seven and one half (7.5) years, and a dividend yield – 0%).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

During the year ended December 31, 2009, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Loan extension (See NOTE H)	3,433,500	$0.52	5	$1,141,236
Financing costs (See below)	2,409,498	$0.52-$0.55	2-5	1,616,503
Project warrants (See NOTE N)	1,151,206	$.52	5	1,124,728
Services (See below)	200,000	$0.52	5	65,600
	7,194,204			$3,948,067

During 2009, the Company issued Warrants to certain unrelated parties as financing costs (all of which were recorded as additional paid in capital on the accompanying consolidated financial statements) including: (i) 148,000 Warrants with a fair value of $39,368 (volatility – 72.13%, risk free interest rate – 1.65%, term- five (5) years, and dividend yield – 0%); (ii) 100,000 Warrants with a fair value of $79,900 (volatility – 125.67%, risk free interest rate – 0.91%, term- two (2) years, and dividend yield – 0%); and (iii) 2,161,498 Warrants with a fair value of $1,497,235, (volatility – 94.33%, risk free interest rate – 1.14%, term- two (2) years, and dividend yield – 0%).

Also during 2009, the Company issued 200,000 Warrants with a fair value of $65,600 to an unrelated party for services, recorded as consulting expense in general and administration in the accompanying 2009 consolidated financial statements (volatility – 86.06%, risk free interest rate – 2.58%, term- five (5) years, and dividend yield – 0%).

The weighted average fair value of Warrants granted and the assumptions used in the Black-Scholes Model during the years ended December 31, 2011, 2010 and 2009 are set forth in the table below.

	2011	2010	2009
Risk-free interest rate	0.41-2.14%	0.63-3.66%	0.91-2.69%
Volatility	81.83-89.74	79.70-96.33%	72.13-125.67%
Expected life	3-7	2-10	2-5
Dividend yield	0.00%	0.00%	0.00%

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

publicly available).  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.  The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during 2007-2009.

A summary of the Company’s Warrants activity and related information follows:

	Number of Shares Under Warrants	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2008	10,228,309	$0.52-$1.04	$0.94	2.4
Granted	7,194,204	0.52-0.55	0.53	3.6
Exercised	-0-	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2009	17,422,513	0.52-1.04	0.77	2.3
Granted	9,299,658	0.52-1.25	0.83	4.8
Exercised	-0-	-0-	-0-	-0-
Expired	(4,000,000)	1.04	1.04	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2010	22,722,171	0.52-1.25	0.65	4.4
Granted	13,911,431	1.40-1.59	1.40	8.8
Exercised	(1,687,181)	0.52-0.55	0.54	-0-
Expired	(100,000)	0.52	0.52	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2011	34,846,421	$0.52-$1.25	$0.95	5.7
Vested and Exercisable at December 31, 2011	34,846,421	$0.52-$1.25	$0.95	5.7

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

Effective December 3, 2007, the Company established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”).  In conjunction with the creation of the 2007 Plan, the 2005 Plan was cancelled, all outstanding options under the 2005 Plan were cancelled, and the 2007 Plan Options were granted on a one for 64.2036 basis.  Pursuant to the terms of the 2005 Plan, all outstanding options were vested immediately as a result of the change in control.  The 2007 Plan was

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors to the Company.  In March 2009, the Company granted 2007 Plan Options to purchase an aggregate of 740,000 shares to employees, having an exercise price of $0.52 per share and which vest over a three year period, one-third per year on the anniversary date of the grant and are exercisable for ten years after the vesting date.  Also in March 2009, the Company granted a 2007 Plan Option to purchase 500,000 shares to an officer, having an exercise price of $0.52 per share and which vests over a three year period, one-third per year on the anniversary date of the grant and are exercisable for ten years after the vesting date.  In August 2009, the Company amended the terms of three of its previously issued 2007 Plan Options wherein 600,000 underlying shares became immediately vested and the exercise period upon termination of employment for any reason was extended to a period of three (3) years from the date of termination.  All other provisions of the 2007 Plan Options remained unchanged.  In October 2009, the Company granted a 2007 Plan Option to purchase 1,763,735 shares to an officer, having an exercise price of $0.52 per share and which vests over a three year period, one-third per year on the anniversary date of the grant and are exercisable for ten years after the vesting date. As of October 9, 2009, Options to purchase all available shares under the 2007 Plan had been issued and the Plan was closed.  In November 2009, resulting from the termination of an employee, a 2007 Plan Option to purchase 10,000 shares was cancelled.  In May 2010, a 2007 Plan Option to purchase 160,509 shares of was exercised for $83,191.  In December 2010, a 2007 Plan Option to purchase 32,102 shares expired. In April 2011, John Bailey, the Company’s Chief Financial Officer at that time, exercised 2007 Plan Options to purchase 2,042,830 shares at an aggregate exercise price of $302,339.  In May 2011, 2007 Plan Options to purchase 137,334 shares was exercised for $71,350.  At December 31, 2011, 2007 Plan Options to purchase 5,467,225 shares remain outstanding.

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”).  The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.  In October 2009, the Company granted a 2009 Plan Option to purchase 999,074 shares to an officer, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In December 2009, the Company granted 2009 Plan Options to purchase 355,000 shares to employees, having an exercise price of $0.52 per share and which vest over a three year period, one-third per year on the anniversary date of the grant and are exercisable for ten years after the vesting date.  In January 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested immediately and are exercisable at any time through January 2020 at the exercise price of $0.52 per share.  In March 2010, the Company granted 2009 Plan Options to purchase 325,000 shares to officers and directors of the Company, all of which vested on December 31, 2010 and are exercisable for ten years after the vesting date at an exercise price of $0.52 per share.  Also in March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled.  In May 2010, the Company granted a 2009 Plan Option to purchase 453,982 shares to a key employee, having an exercise price of $1.25 per share and which vests over a three year period, one-third per year on the anniversary date of the grant.  In May 2011, an individual exercised a 2009 Plan Option to purchase 41,666 shares at an aggregate exercise price of $21,666.  In June 2011, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

cancelled.  Also in June 2011, Mr. Bailey, exercised 2009 Plan Options to purchase an aggregate of 100,000 shares at an aggregate exercise price of $52,000.  As of December 31, 2011, 2009 Plan Options to purchase 3,282,890 shares of the Company’s Common Stock remain outstanding.

The table below summarizes 2009 Plan Options granted during 2011, all of which vest over a three year period, one-third per year on the anniversary date of the grant.

Month of Grant	Number of Options Granted	Option Exercise Price
January 2011	225,000	$1.62
February 2011	5,000	$1.53
April 2011	5,000	$1.66
July 2011	32,500	$1.69
August 2011	5,000	$1.40
October 2011	24,000	$1.50
December 2011	680,000	$1.51
	976,500

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

A summary of the Company’s stock option activity under the 2007 and 2009 Plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2008	5,496,265	$0.40	9.8
Granted	3,857,809	0.52
Exercised	-0-	-0-		$0
Cancelled	(10,000)	0.52
Balance at December 31, 2009	9,344,074	0.45	8.2	$10,752,333
Granted	1,103,982	0.72
Exercised	(160,509)	0.52		$213,750
Expired	(32,102)	0.52
Cancelled	(5,000)	0.52
Balance at December 31, 2010	10,250,445	0.48	7.0	$11,372,288
Granted	976,500	1.54
Exercised	(2,321,830)	0.19		$3,221,136
Expired	(150,000)	1.00
Cancelled	(5,000)	1.62
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Vested and Exercisable at December 31, 2011	6,728,041	$0.53	6.9	$7,041,713

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $0.82, $0.83 and $0.65, respectively.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the years ended December 31, 2011, 2010, and 2009 are set forth in the table below.

	2011	2010	2009
Risk-free interest rate	0.35-1.39%	0.78-1.05%	0.91-1.03%
Volatility	80.85-84.78%	92.96-94.34%	94.33-98.45%
Expected life	3	2-5	2
Dividend yield	0.00%	0.00%	0.00%

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

Share-based compensation expense for stock options recognized in our results for the years ended December 31, 2011, 2010 and 2009 ($760,866, $1,200,753 and $905,492 respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At December 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1.4 million, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE D – INCOME TAXES

At December 31, 2011, the Company had approximately $30,162,000 of federal net operating tax loss carry-forward which begins to expire in 2027.  The Company has approximately $611,000 of state net operating losses as of December 31, 2011.  The net operating loss carry-forward may be subject to IRC Section 382 limitation.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – INCOME TAXES (continued)

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2011	2010	2009

Expected income tax benefit at statutory rate	$(5,730,435)	$(6,632,579)	$(2,167,765)
Nondeductible expense	27,199	-0-	-0-
Nondeductible interest expenses	1,905,598	-0-	-0-
State income tax benefit, net of tax effect at state statutory rate	341	-0-	-0-
Other	29,444	18,710	-0-
Change in valuation account	3,767,853	6,613,869	2,167,765
Income tax expense (benefit)	$-0-	$-0-	$-0-

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$9,843,702	$2,920,548
Research and development credit carry-forward	29,084	10,179
Amortization	593,741	712,823
Depreciation	-0-	7,718
Financing fees	1,356,200	2,402,830
Non-cash compensation	1,645,279	3,679,392
Officer compensation	-0-	216,000
Donations	7,706	-0-
Accrued interest	582,385	56,730
Bad debt allowance	5,594	-0-
Total deferred tax assets	14,776,620	10,006,220
Valuation allowance for deferred tax assets	(13,102,798)	(10,006,220)
Deferred tax assets, net of valuation allowance	960,893	-0-

Deferred Tax Liability:
Depreciation expense	(960,893)	-0-
Total deferred tax liability	(960,893)	-0-
Deferred assets, net of deferred tax liabilities	$-0-	$-0-

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – INCOME TAXES (continued)

In 2011, 2010 and 2009, the deferred tax valuation allowance increased by $3,767,853, $6,613,869, and $2,167,765, respectively.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.
As of December 31, 2011 and 2010, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2011, 2010 and 2009, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE E – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2011	2010
Other receivables-related party	$188,823	$188,823
Deferred closing costs	172,299	-0-
Prepaid expenses	99,651	90,960
Legal retainer	62,402	-0-
Note receivable-employee	6,000	6,000
Other receivables	2,210	3,151
TOTAL OTHER CURRENT ASSETS	$531,385	$288,934

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010
Network equipment	$9,720,351	$3,871,785
Office equipment and software	130,008	78,379
Vehicles	82,622	52,062
Test equipment	81,670	59,741
Furniture	67,157	61,560
Warehouse equipment	6,866	5,487
	10,088,674	4,129,014
Less: accumulated depreciation	(1,321,215)	(317,872)
TOTAL PROPERTY AND EQUIPMENT	$8,767,459	$3,811,142

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,003,344, $181,890 and $80,316, respectively.

NOTE G – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2011
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$3,076	$117,346
Software development costs	2,002,933	1,602,352	400,581
Other intellectual property	750,000	600,000	150,000
TOTAL INTANGIBLE ASSETS	$2,873,355	$2,205,428	$667,927

	December 31,2010
	Cost	Accumulated Amortization	Net
Patents and trademarks	$71,136	$1,761	$69,375
Software development costs	2,002,933	1,201,764	801,169
Other intellectual property	750,000	450,000	300,000
TOTAL INTANGIBLE ASSETS	$2,824,069	$1,653,525	$1,170,544

Other assets consist of the following:

	December 31, 2011
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$219,390	$1,316,324
Deferred installation costs	833,985	24,041	809,944
Prepaid consulting	1,071,562	547,639	523,923
Deferred closing costs	258,448	-0-	258,448
Prepaid license fee	233,606	5,464	228,142
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	110,666	55,334
TOTAL OTHER ASSETS	$4,182,939	$907,200	$3,275,739

	December 31,2010
	Cost	Accumulated Amortization	Net
Prepaid consulting	$404,599	$86,538	318,061
Deferred distribution/service costs	166,000	55,333	110,667
Security deposits	83,624	-0-	83,624
Deferred installation costs	77,545	14,987	62,558
TOTAL OTHER ASSETS	$731,768	$156,858	$574,910

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE H – PROMISSORY NOTES PAYABLE

Purchase Order Loan

In September 2010, the Company issued a purchase order to a manufacturer for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the “ Purchase Order”) and also entered into an Intellectual Property Agreement.  In connection with and as security for the payment by the Company of the Purchase Order, the Company issued a Promissory Note to an unrelated entity in an amount up to the amount of the Purchase Order.  The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. As of December 31, 2010, no funds had been advanced under the Note; however, during the first quarter of 2011, $550,000 was advanced under the Note.  The Note was paid in full on April 26, 2011.  As consideration for the entity to secure the Purchase Order, the Company issued the entity a Common Stock Purchase Warrant (“Warrant”) for the purchase of 2,300,000 shares of the Company’s Common Stock.  The five-year Warrant has an exercise price of $1.00 per share.  The Warrant, valued at $2,852,000, was valued using the Black-Scholes Model on the date of the grant using a term of five (5) years; volatility of 96.33%; risk free rate of 1.17%; and a dividend yield of 0%.  The amount was recorded as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

Bridge Loan

On October 2, 2008, the Company issued Promissory Notes to nine individuals and entities in the aggregate amount of $1,000,000, on December 22, 2008 to six individuals and entities in the aggregate amount of $500,000, and on August 25, 2009 to an entity in the amount of $26,000 (the “Notes”). After allowing for extensions discussed below, all were due on April 15, 2010. The Notes accrued interest at a rate of 6% per annum.  In March 2010, the Notes plus accrued interest totaling an aggregate of $1,616,931 were converted into an aggregate of 3,109,487 shares of the Company’s Common Stock.  In connection with the Notes dated October 2 and December 22, 2008, the Company issued 1,250,000 and 725,000 five-year Warrants at an exercise price of $0.52, respectively.  All Warrants associated with the Notes were valued using the Black-Scholes Model as of the date of the issuance.  The Warrants issued on October 2, 2008 were valued using a term of two (2) years; volatility of 74.99%; risk free rate of 1.62%; and a dividend yield of 0%.  The Warrants issued on December 22, 2008 were valued using a term of two (2) years; volatility of 86.36%; risk free rate of 0.87%; and a dividend yield of 0%.

In connection with the Note dated August 25, 2009, the Company issued 58,500 Warrants on August 25, 2009.  The Warrants issued on August 25, 2009 were valued using a term of five (5) years; volatility of 87.82%; risk free rate of 2.48%; and a dividend yield of 0%, and were recorded as interest expense in other income (expense) in the accompanying 2009 consolidated financial statements. Additionally, on May 29, 2009, the Company issued 3,375,000 Warrants at an exercise price of $0.52 to secure an extension on the October 2 and December 22, 2008 Notes until January 15, 2010 (the “First Extension”).  The Warrants were valued using a term of five (5) years; volatility of 84.78%; risk free rate of 2.55%; and a dividend yield of 0%.  The fair value of these Warrants was $1,093,719, of which $1,021,559 was recorded as financing costs in 2009 and $72,160 was recorded as deferred financing costs as of December 31, 2009 in the accompanying consolidated financial statements.  During 2010, the $72,160 was expensed as financing costs in the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE H – PROMISSORY NOTES PAYABLE (continued)

Bridge Loan (continued)

On January 14, 2010, the Company entered into another extension (the “Second Extension”) whereby the maturity date of Notes was extended to June 15, 2010 in exchange for Warrants to be issued to the note holders on a pro rata basis equal to 33,333 underlying shares per day from January 15, 2010 until the Notes are paid in full. The Notes were paid in full on March 31, 2010 resulting in an aggregate of 2,499,975 Warrants being issued, with a fair value of $1,958,647, recorded as financing cost in other income (expense) in the accompanying 2010 consolidated financial statements.  The Warrants issued on March 31, 2010 were valued using a term of five (5) years; average volatility of 90.00%; average risk free rate of 2.40%; and a dividend yield of 0%.

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

NOTE I – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2011	2010
Accrued taxes	$261,399	$-0-
Accrued gross interest income	11,908	29,511
Insurance financing	1,961	10,623
Sales tax payable	-0-	1,411
TOTAL OTHER CURRENT LIABILITIES	$275,268	$41,545

NOTE J – AGREEMENT/SETTLEMENT AGREEMENT WITH FORMER EXECUTIVE OFFICER

Consulting Agreement/Settlement Agreement with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release (“Separation Agreement”) with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and Consulting Agreement and resignation. The principal terms of the Separation Agreement provided that Mr. Bailey tender his resignation in all capacities with the Company in exchange for payment under a Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement. The principal terms of the Consulting Agreement provide that Mr. Bailey will provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE K – RELATED PARTIES

As of December 31, 2011 and 2010, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company’s prior offices. The Company was also owed $103,000 from the related party for shared expenses related to consulting services rendered by two individuals. The $189,000 was included in other current assets in the accompanying consolidated financial statements.  In January 2012, the outstanding balance was paid in full.

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

NOTE L – COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, the Company entered into a 63-month Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space.  On June 29, 2010, the Company and the landlord entered into a First Amendment to Commercial Lease Agreement (“First Amendment”).  The terms of the First Amendment provide (i) for the Company to lease an additional 6,032 square feet of space for an approximate total of 16,610 square feet of leased space, (ii) an extension of the Lease to a term of 68 months with a termination date of June 30, 2015, and (iii) an increase in the security deposit of approximately $8,500. Under the First Amendment, the landlord agreed to provide a tenant improvement allowance not to exceed $175,000 to be used toward the payment of construction costs.  The improvements were completed in January 2011.  The Lease contains renewal provisions under which the Company may renew the Lease for an additional three year period under the same terms and conditions.  The base lease rate for the expanded facility was $13,526 per month from July 1, 2010 through October 31, 2011 and is $13,652 from November 1, 2011 through April 30, 2013 and $14,219 from May 1, 2013 to June 30, 2015.  Rent expense for the years ended December 31, 2011, 2010, and 2009 was $224,955, $191,086 and $82,073, respectively.

As of December 31, 2011, future minimum rental payments are as follows:

Years Ending December 31,
2012	$163,827
2013	168,358
2014	170,624
2015	85,312
Thereafter	-0-
Total	$588,121

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE L – COMMITMENTS AND CONTINGENCIES (continued)

Debt Maturity

As of December 31, 2011, future debt payments due are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2012	$273,600	$-0-	$136,800	$136,800
2013	773,742	-0-	386,871	386,871
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	2,562,603	2,562,603	-0-	-0-
Thereafter	52,960,468	52,960,468	-0-	-0-
Total	$56,570,413	$55,523,071	$523,671	$523,671

NOTE M – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”).  Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.  As of December 31, 2011, the Company has installations in 13 HMA hospitals resulting in revenue of approximately $179,000 for the year ended December 31, 2011.

NOTE N – AGREEMENT WITH HEALTHCOR

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”).  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “Convertible Debt”).  The Notes have a maturity date of April 20, 2021.  Along with the Convertible Debt, the Company issued Common Stock purchase warrants (the “HealthCor Warrants”).  Due to certain anti-dilution provisions associated with both the conversion feature of the Convertible Debt and the exercise price of the HealthCor Warrants, both instruments required liability treatment on the consolidated balance sheet under ASC 815-10.  The full fair value of the derivatives related to the embedded conversion feature of the Convertible Debt and the HealthCor Warrants was recorded as long-term liability in the amount of $33,461,512 at the time of issuance.  This transaction resulted in a discount of $20,000,000 on the Convertible Debt and the excess of the fair value of the derivatives over the discount recorded totaling $13,461,512 was recorded as non-cash expense in other expense.  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the “Lattice Model”).  Due to the complexities provided by the anti-dilution provisions within the embedded conversion feature and that associated with the exercise

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.  The Lattice Model relies on multiple inputs, using multiple stock price paths and incorporates several Level 1 inputs such as the Company’s stock price and risk free rates based on the U.S Treasury strip note yield curve at the valuation date.  The model also took into consideration that that future financings, especially those that would invoke the anti-dilution provision, would be remote due to the Company’s liquidity at the time of issuance.  The model also assumed a dilutive event would occur approximately one year from the date of issuance as the anti-dilution provision gives the greatest benefit to the note holders in the first year.    Lastly, the volatility rate at the valuation dates was 55% and the overall probability of a dilutive event occurrence was assigned a 5% chance based on the Company’s liquidity at the time of issuance and valuation.

Between the date of issuance, April 21, 2011, and December 29, 2011, the Company re-measured the fair values of all of its derivative liabilities and recorded an aggregate decrease of $10,495,147 in their fair value, resulting in a net charge to other expense of $2,966,365 related to the derivative liabilities.

On December 30, 2011, the Convertible Debt and HealthCor Warrants were amended, as discussed below, to remove the anti-dilution provisions which triggered liability classification and re-measurement of fair value each reporting period under derivative accounting.  Accordingly, at December 30, 2011, the balance in the liability accounts totaling $22,966,365 was reclassified into stockholders’ equity,

So long as no Event of Default (defined in the Notes) has occurred and is continuing, the outstanding principal balances of the Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”), at the rate of twelve and one-half percent (12.5%) per annum (based on a 360-day year and the actual number of days elapsed in any partial year) (the “First Five Year Interest Rate”), compounding quarterly, which accrued interest shall be added to the outstanding principal balances of the Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue Interest at the First Five Year Interest Rate (and, during the Second Five Year Note Period (as defined below), at the Second Five Year Interest Rate (as defined below), compounding quarterly.  All such accrued interest added to the outstanding principal balances pursuant to the immediately preceding sentence shall be payable on the same terms and subject to the same conditions set forth in the Notes.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

amount of the Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time or times on or after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the Notes into fully paid and non-assessable shares of Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes.  The initial conversion rate is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Notes, subject to certain exceptions, if the Company issues common shares at a price per share less than the conversion rate at the time, the conversion rate will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the conversion rate following the first anniversary of the issuance of the Notes, then the conversion rate will be adjusted on a weighted average basis.  This provision was removed as more fully described below.

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

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company’s Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

(or committees serving similar functions) shall consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, had the right to designate one (1) representative (the “Investor Designee”) to serve as a member of the Company’s Board of Directors, and as a member of the Company’s Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company’s Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee; however, on June 27, 2011, Mr. Lightcap was named as a member of the Company’s Audit and Compensation Committees. The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement in order to modify the Investors’ right to restrict certain equity issuances; and (b) amend the HealthCor Notes and the HealthCor Warrants, in order to eliminate certain anti-dilution provisions. The elimination of the anti-dilution provision resulted in the reclassification of approximately $23,000,000 in related long-term liabilities to stockholders’ equity.

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers.  The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.  Interest shall be paid monthly in arrears on any outstanding principal amount.  The interest rate was calculated to be 7.0% per annum at December 31, 2011.  Through December 31, 2011, the Company did not borrow any funds under the Revolving Line.  At December 31, 2011, the entire $20,000,000 Revolving Line was available to the Company.

So long as no event of default has occurred and is continuing and subject to and upon the terms and conditions of the Agreement, and provided that the Company has delivered evidence to the reasonable satisfaction of the Banks of a signed contract for a new customer or the expansion of a contract with an existing customer for the addition of hospital sites and or hospital beds, the Company may request, and the Banks have agreed to make Advances in an aggregate outstanding amount not to exceed the lesser of (i) the $20 million revolving line limit or (ii) the Borrowing Base. As defined in the Agreement “Advances” means cash advances under the Revolving Line and “Borrowing Base” generally means an amount equal to eighty percent (80%) of Eligible Accounts.  As defined in the Agreement, “Eligible Accounts” generally means those accounts that (x) arise in the ordinary course of the Company’s

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (continued)

business; (y) arise from the future, rolling twelve (12) months due to sales of subscriptions to individual hospitals or hospital groups which are associated with (i) existing subscription services that are under contract and have at least twelve (12) months of life left on the contract at the time of inclusion of such account in the Borrowing Base; and (ii) newly executed contracts that have a minimum length of at least four (4) years; and (z) comply with certain Company representations and warranties to the Banks set forth in the Agreement that relate to Eligible Accounts.  Subject to the terms and conditions of the Agreement, amounts borrowed may be repaid and re-borrowed at any time prior to the Revolving Maturity Date~~,~~ (the earlier of (i) two (2) years after the initial Advance or (ii)  June 14, 2014), at which time all Advances shall be immediately due and payable. Except as set forth in the Prime Referenced Rated Addendum to the Agreement, the Company may prepay any Advances without penalty or premium. The Company shall use the proceeds of the Advances for the purchase of machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments and/or installation costs associated with the installation of a new or expanded customer subscription services contract.

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

The Agreement requires CareView to maintain its primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of CareView’s investment accounts with the Banks or their affiliates, unless CareView’s cash falls below $5 million, in which case it must maintain all its cash with the Banks.  The Agreement also requires CareView to maintain a fixed charge coverage ratio of at least 5.01 to 1.00. The credit facility also contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, the Company’s ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (continued)

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The fair value of the Warrants at issuance was $1,535,714 and has been recorded as deferred financing costs.  The deferred financing costs are amortized to interest expense over the term of the revolving line.  Through December 31, 2011, $219,390 was amortized to interest expense.  The Warrants have not been exercised.

NOTE P – JOINT VENTURE AGREEMENT

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

The Project LLCs were within the scope of the variable interest entities (VIE) subsection of the Financial Accounting Standards Board Accounting Standards Codification and we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support.  The Company is considered the primary beneficiary of the VIE and consolidates the Project LLCs as it has the power to direct the activities and an obligation to absorb losses of the VIEs.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE P – JOINT VENTURE AGREEMENT (continued)

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”).  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying consolidated financial statements.  Amortization expense totaled $174,964, $171,309 and $24,540 for the years ended December 31, 2011, 2010 and 2009, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

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

Based on contractual revenue as of December 31, 2011, the Company estimated the current portion of the each Project Note and Preferential Return, and recorded it accordingly.  Revenues generated from the sale of the Primary Package (“Primary Package Revenues”) are distributed as follows: (i) one-half toward payment of the Rockwell Note until paid in full, and (ii) one-half toward payment of Rockwell’s Preferential Return until paid in full. Once the Rockwell Note and Preferential Return have been paid in full, Primary Package Revenues are distributed as follows: (i) first, to the payment and/or reimbursement to the Hospital of the amounts the Hospital is entitled to receive pursuant to the Contract; (ii) second, to the payment to Rockwell of the Legal Fee Reimbursement (as provided for and defined in the Master Investment Agreement), (iii) third, to the payment of expenses of the Company and debt service on loans; and (iv) fourth, to the maintenance of reserves that are adequate (as determined by the Members) for working capital, property replacement reserves and current or budgeted capital expenditures; and (v) then, to the making of guaranteed payments to Members, including but not limited to the payment of any current or accrued obligations to the Company for its services as provided for in the Project Services Subcontract Agreement (as referred to in the Master Investment Agreement).  Any cash remaining from the Primary Package Revenues after the satisfaction of all of the above provisions shall be distributed to the Company and Rockwell in proportion to the ownership of each.

The Master Investment Agreement includes provisions under which the Company may elect to purchase, for cash, Rockwell’s entire interest in each Project LLC at a pre-determined price based on annualized net cash flow from the Project Hospital plus the payment of any unpaid Preferential Return (if any) and the estimated amount of any additional distributions that would be payable from the Project LLC to Rockwell during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  In

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE P – JOINT VENTURE AGREEMENT (continued)

addition, upon the Company’s purchase of Rockwell’s interest in a Project LLC, the Company would have to pay the remaining balance due (if any) under the Project Note and any forgone interest under the Project Note that would have accrued during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  Additionally, there are provisions under which Rockwell may elect, if the Project Note has been paid and Rockwell has received its Preferential Return, to require the Company to purchase its entire interest in each Project LLC based on a pre-determined percentage of the annualized net cash flow of the Project Hospital.  If Rockwell makes that election, the Company may chose to fund the purchase with a five-year promissory note bearing interest at 10% per annum.  Rockwell was granted preferred investor status that provides, in the event that the Company funds similar projects through a different investor with more favorable terms, that Rockwell may elect to amend the terms of its existing project funding to be consistent with those more favorable terms.

NOTE Q – VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2011 and 2010 are as follows:

	2011	2010
Assets
Cash	$4,161	$22,416
Receivables	49,835	41,812
Total current assets	53,996	64,228
Property, net	277,088	380,980
Total assets	$331,084	$445,208

Liabilities
Accounts payable	$90,212	$36,878
Notes payable, net of debt discount of $32,255 and $60,679, respectively	58,602	38,647
Mandatorily redeemable interest, net of debt discount of $32,255 and $60,679, respectively	58,602	38,647
Accrued interest	1,342	25,257
Other current liabilities	55,417	-0-
Total current liabilities	264,175	139,429

Notes payable, net of debt discount of $100,715 and $159,772, respectively	273,128	289,448
Mandatorily redeemable interest, net of debt discount of $100,715 and $159,772, respectively	273,128	289,448
Total long term liabilities	546,256	578,896
Total liabilities	$810,431	$718,325

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE Q – VARIABLE INTEREST ENTITIES (continued)

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the period from inception (November 16, 2009) to December 31, 2009 and for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Inception (November 16, 2009) to December 31, 2009

Revenue	$311,971	$213,217	$12,076
Operating expense	73,257	36,878	-0-
General and administrative expense	64,419	4,200	-0-
Depreciation	119,747	87,525	4,766
Total operating costs	257,423	128,603	4,766
Operating income	54,548	84,614	7,310
Amortization of debt discount	174,964	171,309	24,540
Interest expense	101,672	110,238	17,770
Total other expense	276,636	281,547	42,310
Loss before taxes	(222,088)	(196,933)	(35,000)
Provision for taxes	-0-	-0-	-0-
Net loss	(222,088)	(196,933)	(35,000)
Net loss attributable to noncontrolling interest	(111,044)	(98,467)	(17,500)
Net loss attributable to CareView Communications, Inc.	$(111,044)	$(98,466)	$(17,500)

NOTE R – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with an entity to distribute the CareView System on the East Coast of the United States.  In addition to selling the CareView System, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. At December 31, 2011, the Warrant had not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrants valued at $166,000 are being amortized over the life of the Agreement.  For the years ended December 31, 2011 and 2010, the Company recognized expense of $55,333 and $55,333, respectively as distribution expense in network operations and $55,334 and $110,667, respectively as deferred distribution cost as of December 31, 2011 and 2010 on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE S – LEASE LINE OF CREDIT

On January 28, 2010, the Company entered into a letter of agreement with an entity for a Lease Line of Credit (“Lease Line”) for up to $5 million.  Under the Lease Line, CareView will lease installed CareView Systems from the entity and will repay the draws on the Lease Line over a period of three (3) years.  CareView and the entity executed a Master Lease covering the installed CareView Systems which calls for pre-determined monthly rental over a three-year period (the “Base Term”).  Prior to the expiration of the Base Term, CareView may elect to (i) purchase the equipment or (ii) extend or renew the lease for an additional twelve (12) months with a subsequent option to return the equipment to Fountain.

An origination fee of one percent (1%) of the lease schedule amount will be due upon signing of each lease schedule.  The cost of equipment to entity shall not exceed $500,000 per month with each month carrying over to the next month if not used unless this limit is waived by the entity.  The draw window was open until December 5, 2010 (“Draw Window”).  To that date, the Company has not made a draw against the Lease Line.  In April 2010, CareView paid the entity $100,000, which represents a deposit of two percent (2%) of the unused Lease Line.  Upon execution of the Lease Line, CareView issued a ten-year Common Stock Purchase Warrant (the “Warrant”) to purchase a total of 450,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term of ten (10) years; volatility of 79.70%; risk free rate of 3.66%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the fair value of the warrants of $382,500 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

In association with the Lease Line, in April 2010 the Company paid a separate, unrelated entity a cash finder’s fee of $100,000 and issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 400,000 underlying shares of the Company’s Common Stock at $0.52.  The Warrant was valued using the Black Scholes Model on the date of the grant using a term of five (5) years; volatility of 90.32%; risk free rate of 2.30%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the fair value of the warrant of $300,000 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

NOTE T – LITIGATION

On May 9, 2011, Focus Capital Group, Inc. (“Focus”) filed a complaint in the United States District Court for the Southern District of New York against the Company, claiming breach of contract.  On December 8, 2011, the parties settled the claims and the case was dismissed.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE T – LITIGATION (continued)

As of May 31, 2011,  the parties entered into a settlement under which the following actions subsequently occurred: (i)Plaintiffs dismissed the entire lawsuit and released all Defendants from all known and unknown claims, (ii) Plaintiffs were not reimbursed for the cost of the litigation or their legal expenses, (iii) Plaintiffs  received non-monetary compensation from one of the Defendants who is a shareholder of CareView, and (iv) neither the Company nor any of its agents contributed to the settlement payment of the non-monetary compensation.  The settlement agreement expressly provides for no admission of fault or liability on the part of any party and that the settlement is merely a compromise of disputed claims. On June 13, 2011, an Order for Dismissal with Prejudice was filed with the court.

On April 15, 2009, the Company filed a complaint in the United States District Court for the Eastern District of Texas, Sherman Division, against Silicon Standard Corporation (“Silicon”) and its Chief Executive Officer, Howard Kuo, for breach of contract and fraud relative to the manufacture of the Company’s Room Control Platform. Silicon subsequently filed a counterclaim against the Company and also brought suit against Steven G. Johnson (“Johnson”), the Company’s President.  Silicon’s suit against the Company and Johnson included, among other allegations, a demand for alleged damages consisting of lost profits, excess inventory, additional labor, and added engineering.  All parties settled the litigation on May 20, 2010 and the Court dismissed the actions on June 30, 2010.  Terms of the confidential settlement included, among other things, mutual releases between the parties and the issuance of 25,000 shares of the Company’s Common Stock with an estimated fair value of $46,250 to Silicon, which amount was recorded as settlement expense in general and administration in the accompanying 2010 consolidated financial statements.

NOTE U – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”) , and Dennis Langley (“Langley”), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”).  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the year ended December 31, 2010.  The Company’s Board of Directors believed the Agreement to be in the best interest of all the shareholders of the Company and determined that it was not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE U – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (continued)

until December 31, 2015.  Accordingly, as of December 31, 2011, based on actual revenue, the Company recorded a liability for the GII Owner’s Put of $10,360 (the estimated value of the GII Owner’s Put).  This liability will be analyzed and updated quarterly, based on actual revenues.  In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

NOTE V – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$109	$80	$197	$244
Operating expense	$1,381	$2,218	$2,567	$3,432
Operating loss	$(1,272)	$(2,138)	$(2,370)	$(3,188)
Change in fair value of derivative liabilities(1)	$-0-	$(12,235)	$5,268	$4,001
Net income (loss) attributable to CareView	$(1,320)	$(15,502)	$1,332	$(774)

Income (loss) per common share, basic and diluted	$(0.01)	$(0.12)	$0.01	$(0.01)

	2010 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$42	$67	$89	$128
Operating expense	$1,412	$4,821	$5,499	$1,390
Operating loss	$(1,370)	$(4,754)	$(5,410)	$(1,262)
Net loss attributable to CareView	$(3,511)	$(4,845)	$(5,557)	$(4,939)

Loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.04)

_____________________
(1)Change in fair value of derivative liabilities was reclassified from Operating Expense (as previously reported-see below) to Other Income (Expense) for the quarters ended June 30, 2011 and September 30, 2011 to conform with the results reported for the year ended December 31, 2011.

	2011 Quarters
	2nd	3rd
Change in fair value of derivative liabilities	$12,235	$(5,268)
Operating expense	$14,453	$(2,701)
Operating income (loss)	$(14,373)	$2,898

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE W – SUBSEQUENT EVENTS

National Business Development Services Agreement with Relamatrix Group, Inc.

The Company entered into an exclusive National Business Development Services Agreement (“Agreement”) with Relamatrix Group, Inc. (“RMG”) through which RMG will use its Corporate Ambassador Program to facilitate business opportunities for CareView by identifying business development targets and potential strategic partners with healthcare organizations. The term of the Agreement is from February 1, 2012 through January 31, 2014, unless terminated earlier by either party upon written notice sixty (60) days prior to the end of the two-year term. The Agreement calls for payments to RMG of $10,000 per month with the first and last month paid upon execution of the Agreement. In addition, RMG is entitled to receive incentive compensation for any contract awards for the sales of CareView’s solutions, inclusive of all revenues being paid for software, licensing and/or hardware being provided by CareView under any agreement secured by CareView as a result of RMG’s services. Accordingly, RMG is entitles to receive four percent (4%) of the associated gross revenues paid to CareView within thirty (30) days after the first receipt of revenues paid to CareView after the execution of an agreement with an RMG facilitated hospital provider. The four percent (4%) commission shall be paid to RMG for as long as CareView continues to provide its solutions to the hospital provider. The parties may mutually agree to a one-time lump sum payment in lieu of any extended contract revenue payments.

Second Amendment to HealthCor Note and Warrant Purchase Agreement

On January 9, 2012, the Company entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, “HCP”) regarding the issuance by the Company to HCP of a $5,000,000 Senior Convertible Note(s) (the “New Senior Convertible Note(s)”).  To that end, on January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement (“Second Amendment”) amending the Purchase Agreement, and issued the New Senior Convertible Notes to the Investors, each as described below.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors.  The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of “Notes” and “Closing Securities” under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of “Note Shares” under the Purchase Agreement.

Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. As provided by the Second Amendment, the New Senior Convertible Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the New Senior Convertible Notes.  The New Senior Convertible Notes have a maturity date ten (10) years from the date of issuance. The New Senior Convertible Notes will bear interest accordingly:

(a)
During years 1-5, interest will be payable (on a cumulative basis) by the issuance of additional convertible debt (a “PIK”) with the same terms as New Senior Convertible Notes, at an interest rate of 12.5%, compounded quarterly.

(b)	During years 6-10, interest may be paid in cash or as a consideration on the cumulative PIK (at the Company’s option), at an annual interest rate of 10.0%, compounded quarterly.
(c)	Interest shall be calculated and payable on a quarterly basis in arrears.
(d)	Notwithstanding the foregoing, during the existence of an event of default, the then applicable interest rate will be increased by 5%.

In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights will be the same as those of the 2011 HealthCor Notes.

The Company will use the proceeds from the sale of the New Senior Secured Convertible Notes (i) to recruit and employ executives and sales personnel with experience in the healthcare/hospital space to establish contracts and pilot programs with hospitals, (ii) to expand its intellectual property portfolio, and (iii) for general working capital purposes.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE W – SUBSEQUENT EVENTS (continued)

Second Amendment to HealthCor Note and Warrant Purchase Agreement (continued)

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the “Loan Amendment”), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the “Loan and Security Agreement”).  The Loan Amendment effected a change to the definition of “HealthCor Debt” under the Loan and Security Agreement, which is a component of “Permitted Indebtedness” under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the

Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes.

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid the underlying shares of the Company’s common stock totaled approximately 4,061,000.

Sales Consulting Agreement with Foundation Medical and Donald Shirley

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with Foundation Medical and Donald Shirley (collectively, the “Consultant”) wherein the above-mentioned Distribution Agreement (See NOTE R – DISTRIBUTION AGREEMENT) was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement.  As consideration for cancellation of the Distribution Agreement, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof.  CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital.  The first payment due thereunder is payable on March 20, 2012 and is due on the 20th day of each month thereafter. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals.  Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3.

Warrants Exercised

On January 16, 2012, an entity exercised its right to purchase shares of the Company’s Common Stock pursuant to a Warrant issued on December 31, 2009 for 400,000 shares at an exercise price of $0.52 per share.  The entity exercised its right to purchase 100,000 shares under the Warrant and pursuant to the cashless provisions thereof, surrendered its right to receive 41,770 shares.  The entity was issued a Warrant for the remaining 258,230 shares available for purchase thereunder.  On February 6, 2012, the entity exercised its right to purchase the remaining 258,230 shares under the Warrant and pursuant to the cashless provisions thereof, surrendered its right to receive 80,421 shares.

On January 29, 2012, two entities exercised their rights to purchase an aggregate of 39,683 shares of the Company’s Common Stock at an exercise price of $0.52 per share pursuant to Warrants that were assigned and reissued to them on January 18, 2012.

Loss of Major Customer and Impact on the Rockwell Agreement

One of the Company’s LLCs was notified by a major customer of its desire to terminate its hospital agreement.  This termination, effective January 27, 2012, results in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell Holdings (as further described in NOTE P – JOINT VENTURE AGREEMENT).  On January 27, 2012, the Company’s LLCs’ indebtedness to Rockwell Holdings totaled approximately $718,000.

The Company is currently in negotiation with this customer to renew and extend the hospital agreement, but there can be no assurances made at this time.  In the event that the Company is not able to renew the hospital agreement, the Company may incur de-installation costs of approximately $37,000 for removing its equipment from the hospital premises.