Form 10-Q
period 2012-03-31
CareView Communications Inc
filed 2012-05-09
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares outstanding of the Issuer’s Common Stock as of May 8, 2012 was 132,086,376.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets:
Cash	$10,042,456	$8,526,857
Accounts receivable	244,206	186,850
Other current assets	282,121	359,086
Total current assets	10,568,783	9,072,793
Property and equipment, net of accumulated depreciation of $1,733,606 and $1,321,216, respectively	8,854,046	8,767,459
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $2,344,816 and $2,205,428, respectively	528,539	667,927
Other assets	3,408,892	3,448,038
	3,937,431	4,115,965
Total assets	$23,360,260	$21,956,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$444,167	$1,240,347
Notes payable, net of debt discount of $2,352 and $32,255, respectively	11,393	58,602
Mandatorily redeemable equity in joint venture, net of debt discount of $2,352 and $32,255, respectively	11,393	58,602
Accrued interest	9,660	1,342
Other current liabilities	424,944	275,268
Total current liabilities	901,557	1,634,161

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $19,226,038 and $17,925,049, respectively	8,338,452	3,855,769
Notes payable, net of current portion and net of debt discount of $107,242 and $100,715, respectively	329,176	273,128
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $107,242 and $100,715, respectively	329,176	273,128
Total long-term liabilities	8,996,804	4,402,025
Total liabilities	9,898,361	6,036,186

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 132,086,376 and 131,455,407 issued and outstanding, respectively	132,086	131,455
Additional paid in capital	65,125,310	62,788,134
Accumulated deficit	(51,530,058)	(46,772,548)
Total CareView Communications Inc. stockholders’ equity	13,727,338	16,147,041
Noncontrolling interest	(265,439)	(227,010)
Total stockholders’ equity	13,461,899	15,920,031
Total liabilities and stockholders’ equity	$23,360,260	$21,956,217

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenues, net	$387,355	$109,071

Operating expenses:
Network operations, including non-cash costs of $13,833 and $13,833, respectively	812,424	182,732
General and administration, including non-cash costs of $381,666 and $224,555, respectively	1,320,469	619,998
Sales and marketing	461,148	144,215
Research and development	217,377	157,848
Depreciation and amortization	551,777	275,964
Total operating expense	3,363,195	1,380,757
Operating loss	(2,975,840)	(1,271,686)
Other income and (expense):
Interest expense	(1,821,881)	(77,202)
Interest income	154	—
Other income	1,628	—
Total other income (expense)	(1,820,099)	(77,202)
Loss before taxes	(4,795,939)	(1,348,888)
Provision for income taxes	—	—
Net loss	(4,795,939)	(1,348,888)
Net loss attributable to noncontrolling interest	(38,429)	(28,424)
Net loss attributable to CareView
Communications, Inc.	$(4,757,510)	$(1,320,464)
Net loss per share attributable to CareView	$(0.04)	$(0.01)
Communications, Inc.
Weighted average number of common shares outstanding, basic and diluted	131,775,823	127,540,215

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(4,795,939)	$(1,348,888)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	412,390	138,042
Provision for doubtful accounts	(15,984)	—
Amortization of intangible assets	139,388	137,921
Amortization of debt discount	827,884	47,451
Amortization of prepaid consulting costs	146,616	40,688
Amortization of installation costs	37,014	—
Amortization of distribution/service costs	13,833	13,833
Amortization of deferred debt issuance costs	131,633	—
Interest incurred and capitalized but not paid	783,674	—
Stock based compensation related to options granted	235,049	183,867
Changes in operating assets and liabilities:
Accounts receivable	(41,372)	(18,975)
Other current assets	75,554	(20,516)
Other assets	45,409	—
Accounts payable	(796,180)	1,066,488
Accrued interest	8,318	(8,416)
Accrued expenses and other current liabilities	149,676	106,773
Net cash flows provided by (used in) operating activities	(2,643,037)	338,268

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(498,977)	(852,471)
Deferred installation costs	(333,948)	—
Patent and trademark costs	—	(8,686)
Net cash flows used in investing activities	(832,925)	(861,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000,000
Proceeds from exercise of options and warrants	20,635	—
Repayment of notes payable	(29,074)	(41,336)
Proceeds from sale of common stock, net of issuance costs	—	550,000
Net cash flows provided by financing activities	4,991,561	508,664

Increase (decrease) in cash	1,515,599	(14,225)
Cash, beginning of period	8,526,857	26,565
Cash, end of period	$10,042,456	$12,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$17,836	$37,555

Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Paid in kind interest associated with the HealthCor funding	$261,224	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRO-NOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to the Company’s significant accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE B – STOCKHOLDERS’ EQUITY

Warrants

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of the warrants it issues (except the HealthCor warrants). The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants. The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

During the three months ended March 31, 2012 and 2011, the Company did not issue any Warrants; however, it amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $13,833 as distribution/service costs in network operations for both periods and (ii) $146,616 and $40,688, respectively as consulting expense in general and administration.

On January 16, 2012 (partial exercise) and February 6, 2012 (exercised the balance), an unaffiliated entity exercised a Warrant to purchase an aggregate of 400,000 shares of the Company’s Common Stock. In order to exercise the Warrant pursuant to the cashless provisions thereof, the unaffiliated entity surrendered its right to receive 122,191 shares, resulting in an issuance to the entity of 277,809 shares of common stock. On January 19, 2012, two unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of the Company’s Common Stock at an aggregate exercise price of $20,635. On February 28, 2012, an unaffiliated entity exercised Warrants to purchase an aggregate of 450,000 shares of the Company’s Common Stock. In order to exercise the Warrants pursuant to the cashless provisions thereof, the individual surrendered its right to receive 138,143 shares, resulting in an issuance to the individual of 311,857 shares of Common Stock.

As of March 31, 2012, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,173,879 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.59 per share resulting in a weighted average exercise price of $0.73 per share and a weighted average contractual life of 3.5 years. As of March 31, 2012, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $1,604,000.

During the year ended December 31, 2011, the Company issued Warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through December 31, 2011, $171,669 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $324,731 was reported as prepaid costs in other assets. At March 31, 2012, prepaid costs totaled $262,682. The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.74%; risk free rate of 2.14%; and a dividend yield of 0%; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share, through December 31, 2011, $110,300 was charged to expense and recorded as non-cash compensation. The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.00%; risk free rate of 1.68%; and a dividend yield of 0%; (iii) on August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company’s Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through December 31, 2011, $102,920 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $43,880 was reported as prepaid costs in other assets. The Warrants were valued on the date of the grant using a term of three (3) years; volatility of 81.83%; risk free rate of 0.41%; and a dividend yield of 0%; (iv) on August 31, 2011, the Company entered into a Loan and Security Agreement

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

with Comerica and Bridge Banks (the “Banks”) wherein the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock (with an aggregate fair value of $1,535,714) at an exercise price of $1.40 per share; through December 31, 2011, $219,390 was charged to expense and recorded as interest expense and as of December 31, 2011, $1,316,324 was reported as deferred debt issuance costs. The Warrants were valued on the date of the grant using a term of seven (7) years; volatility of 83.14%; risk free rate of 1.56%; and a dividend yield of 0% (See NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for further details); and (iv) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants in April 2011 (See NOTE N – AGREEMENT WITH HEALTHCOR for further details). These Warrants were valued using the Lattice Model.

Stock Options

During the three months ended March 31, 2012, the Company did not grant any options to purchase shares of the Company’s Common Stock (“Options”). In February 2012, resulting from the resignation of an employee, an Option to purchase 10,000 shares was cancelled. As of March 31, 2012, 8,740,115 Options remain outstanding.

During the three months ended March 31, 2011, 230,000 Options, having a fair value of $202,310, were granted to employees. The ten-year Options have an exercise price of between $1.53 and $1.62 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.

A summary of the Company’s stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Granted	-0-
Exercised	-0-
Expired	-0-
Cancelled	(10,000)	$(1.51)
Balance at March 31, 2012	8,740,115	$0.66	7.0	$7,785,039
Vested and Exercisable at March 31, 2012	6,997,706	$0.56	6.7	$6,962,640

The valuation methodology used to determine the fair value of the Options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model are set forth in the table below.

	March 31, 2012	December 31, 2011
Risk-free interest rate	NA	0.35-1.39%
Volatility	NA	80.85-84.78%
Expected life	NA	3 years
Dividend yield	NA	0.00%

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

Share-based compensation expense for Options recognized in our results for the three months ended March 31, 2012 ($235,049) and for the three months ended March 31, 2011 ($183,867) is based on awards vested and the Company estimated no forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At March 31, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 1.75 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:
	March 31, 2012	December 31, 2011
Prepaid expenses	$214,415	$99,651
Legal retainer	61,969	62,402
Other receivables	5,737	2,210
Other receivables-related party	-0-	188,823
Note receivable-employee	-0-	6,000
TOTAL OTHER CURRENT ASSETS	$282,121	$359,086

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE D – FIXED ASSETS

Fixed assets consist of the following:
	March 31, 2012	December 31, 2011
Network equipment	$10,167,470	$9,720,351
Office equipment	113,102	130,008
Vehicles	112,669	82,622
Test equipment	84,315	81,670
Furniture	71,329	67,157
Computer software	26,780	-0-
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	-0-
	10,587,652	10,088,674
Less: accumulated depreciation	(1,733,606)	(1,321,215)
TOTAL FIXED ASSETS	$8,854,046	$8,767,459

Depreciation expense for the three months ended March 31, 2012 and 2011 was $412,390 and $138,042, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:
	March 31, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$4,818	$115,604
Software development costs	2,002,933	1,702,498	300,435
Other intellectual property	750,000	637,500	112,500
TOTAL INTANGIBLE ASSETS	$2,873,355	$2,344,816	$528,539

	December 31, 2011
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$3,076	$117,346
Software development costs	2,002,933	1,602,352	400,581
Other intellectual property	750,000	600,000	150,000
TOTAL INTANGIBLE ASSETS	$2,873,355	$2,205,428	$667,927

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE E – OTHER ASSETS (continued)

Other assets consist of the following:
	March 31, 2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$351,023	$1,184,691
Deferred installation costs	1,167,933	61,055	1,106,878
Prepaid consulting	1,071,562	694,255	377,307
Deferred closing costs	434,157	43,310	390,847
Prepaid license fee	233,606	9,562	224,044
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	124,499	41,501
TOTAL OTHER ASSETS	$4,692,596	$1,283,704	$3,408,892

	December 31,2011
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$219,390	$1,316,324
Deferred installation costs	833,985	24,041	809,944
Prepaid consulting	1,071,562	547,639	523,923
Deferred closing costs	430,747	-0-	430,747
Prepaid license fee	233,606	5,464	228,142
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	110,666	55,334
TOTAL OTHER ASSETS	$4,355,238	$907,200	$3,448,038

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	March 31, 2012	December 31, 2011
Accrued taxes	$359,729	$261,399
Lease liability	48,588	-0-
Accrued gross interest income	16,627	11,908
Insurance financing	-0-	1,961
TOTAL OTHER CURRENT LIABILITIES	$424,944	$275,268

NOTE G – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the three months ended March 31, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE G – INCOME TAXES (continue)

provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE H – RELATED PARTIES

In January 2012, a related party repaid its outstanding balance of approximately $189,000. As of March 31, 2012 and December 31, 2011, the Company was owed $0 and approximately $189,000 (comprised of $86,000 from a related party for shared rental expense at the Company’s prior offices, and $103,000 from the related party for shared expenses related to consulting services rendered by two individuals). The $189,000 was included in other current assets in the accompanying condensed consolidated financial statements for December 31, 2011.

NOTE I – JOINT VENTURE AGREEMENT

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

The Project LLCs were within the scope of the variable interest entities (VIE) subsection of the FASB ASC and we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support. The Company consolidates the Project LLCs as it has the power to direct the activities and an obligation to absorb losses of the VIEs.

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”). The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying condensed consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE I – JOINT VENTURE AGREEMENT (continue)

the accompanying condensed consolidated financial statements. Amortization expense totaled $47,452 for both of the three month periods ended March 31, 2012 and 2011. As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

One of the Company’s Project LLCs was notified by a customer of its desire to terminate its hospital agreement. This termination, effective January 27, 2012, results in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell Holdings. As of March 31, 2012, the Company’s LLCs’ indebtedness to Rockwell Holdings totaled approximately $711,000. The Company is currently in negotiation with this customer to renew and extend the hospital agreement, but there can be no assurances made at this time. In the event that the Company is not able to renew the hospital agreement, the Company may incur de-installation costs of approximately $37,000 for removing its equipment from the hospital premises.

NOTE J – VARIABLE INTEREST ENTITIES

The Company consolidates VIEs, of which it is the primary beneficiary, which comprises the Project LLCs defined in NOTE I – JOINT VENTURE AGREEMENT. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 are as follows:
	March 31, 2012	December 31, 2011
Assets
Cash	$20,718	$4,161
Receivables	19,443	49,835
Total current assets	40,161	53,996
Property, net	213,646	277,088
Total assets	$253,807	$331,084

Liabilities
Accounts payable	$95,927	$90,212
Notes payable, net of debt discount of $2,352 and $32,255, respectively	11,393	58,602
Mandatorily redeemable interest, net of debt discount of $2,352 and $32,255, respectively	11,393	58,602
Accrued interest	9,660	1,342
Other current liabilities	58,068	55,417
Total current liabilities	186,441	264,175

Notes payable, net of debt discount of $107,242 and $100,715, respectively	329,176	273,128
Mandatorily redeemable interest, net of debt discount of $107,242 and $100,715, respectively	329,176	273,128
Total long term liabilities	658,352	546,256
Total liabilities	$844,793	$810,431

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE J – VARIABLE INTEREST ENTITIES (continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011

Revenue	$34,639	$64,172
Network operations	10,300	14,601
General and administrative expense	3,040	3,338
Depreciation	28,664	29,273
Total operating costs	42,004	47,212
Operating income (loss)	(7,365)	16,960
Amortization of debt discount	46,752	47,451
Interest expense	22,743	26,356
Total other expense	69,495	73,807
Loss before taxes	(76,860)	(56,847)
Provision for taxes	-0-	-0-
Net loss	(76,860)	(56,847)
Net loss attributable to noncontrolling interest	(38,430)	(28,424)
Net loss attributable to CareView Communications, Inc.	$(38,430)	$(28,423)

NOTE K – DISTRIBUTION AGREEMENT

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with Foundation Medical to distribute the CareView System™ on the East Coast of the United States. In addition to selling the CareView System™, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.52 per share. The Warrant has not been exercised. The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%. The Agreement carries a three (3) year term and accordingly the Warrant, with a fair value of $166,000, is being amortized over the life of the Agreement. For both of the three month periods ended March 31, 2012 and 2011, the Company recognized expense of $13,833 as distribution expense in network operations. As of March 31, 2012 and December 31, 2011, the Company reported $41,501 and $55,334, respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with Foundation Medical and Donald Shirley (collectively, the “Consultant”) wherein the above-mentioned Distribution Agreement was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof. CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. The first payment due thereunder was paid on March 1, 2012 in the amount of $10,000 and with subsequent payments due on the 20th day of

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE K – DISTRIBUTION AGREEMENT (continued)

each month thereafter. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3.

NOTE L – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. At March 31, 2012, based on actual revenue, the Company recorded a liability for the GII owner’s put of approximately $14,000 (the estimated fair value of the GII owner’s put). This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

NOTE M – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. As of March 31, 2012, the Company has 3,599 installations in 51 HMA hospitals resulting in revenue of approximately $312,000 for the three months ended March 31, 2012.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE N – AGREEMENT WITH HEALTHCOR

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”). Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “Convertible Debt”). As of March 31, 2012, the underlying shares of the Company’s common stock related to the Convertible Debt totaled approximately 17,969,000 (after applying the PIK for the period from April 21, 2011 through March 31, 2012). The Notes have a maturity date of April 20, 2021. Along with the Convertible Debt, the Company issued Common Stock purchase warrants (the “HealthCor Warrants”). Due to certain anti-dilution provisions associated with both the conversion feature of the Convertible Debt and the exercise price of the HealthCor Warrants, both instruments required liability treatment on the consolidated balance sheet under ASC 815-10. The full fair value of the derivatives related to the embedded conversion feature of the Convertible Debt and the HealthCor Warrants was recorded as long-term liability in the amount of $33,461,512 at the time of issuance. This transaction resulted in a discount of $20,000,000 on the Convertible Debt and the excess of the fair value of the derivatives over the discount recorded totaling $13,461,512 was recorded as non-cash expense in other expense. The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the “Lattice Model”). Due to the complexities provided by the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments. The Lattice Model relies on multiple inputs, using multiple stock price paths and incorporates several Level 1 inputs such as the Company’s stock price and risk free rates based on the U.S Treasury strip note yield curve at the valuation date. The model also took into consideration that that future financings, especially those that would invoke the anti-dilution provision, would be remote due to the Company’s liquidity at the time of issuance. The model also assumed a dilutive event would occur approximately one year from the date of issuance as the anti-dilution provision gives the greatest benefit to the note holders in the first year. Lastly, the volatility rate at the valuation dates was 55% and the overall probability of a dilutive event occurrence was assigned a 5% chance based on the Company’s liquidity at the time of issuance and valuation.

Between the date of issuance, April 21, 2011, and December 29, 2011, the Company re-measured the fair values of all of its derivative liabilities and recorded an aggregate decrease of $10,495,147 in their fair value, resulting in a net charge to other expense of $2,966,365 related to the derivative liabilities.

On December 30, 2011, the Convertible Debt and HealthCor Warrants were amended to remove the anti-dilution provisions which triggered liability classification and re-measurement of fair value each reporting period under derivative accounting. Accordingly, at December 30, 2011, the balance in the liability accounts totaling $22,966,365 was reclassified into stockholders’ equity.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid the underlying shares of the Company’s common stock totaled approximately 4,000,000. As of March 31, 2012, the underlying shares of the Company’s common stock totaled approximately 4,082,000 (after applying the PIK for the period from January 9, 2012 through March 31, 2012).

At any time or times on or after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the Notes into fully paid and non-assessable shares of Common Stock at a conversion rate of $1.25 per share. As part of the agreement (s) with the Investors, the Company accrues and capitalizes interest as payment in kind into the existing note(s) payable.

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge in accordance with ASC 470-20. The Company had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the Senior Convertible Notes and (ii) the New Senior Convertible Notes. Because the Senior Convertible Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind since issuance qualifies under this accounting treatment. The full amount of the New Senior Convertible Notes and all accrued payment in kind interest also qualifies for this accounting treatment. At March 31, 2012, the Company recorded a BCF of $2,082,122 based on the difference between the contractual conversion rate and the current fair value of the Company’s Common Shares at original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount ratably amortized to interest expense over the expected term of the notes (through April 2021 for the Senior Convertible Notes and through January 2022 for the New Senior Convertible Notes). To that end, the Company recorded an aggregate of $73,706 in interest expense for the three months ended March 31, 2012. The carrying value of the debt with HealthCor at March 31, 2012 approximates fair value as the interest rates used are those currently available to the Company and would be considered level 3 inputs under the fair value hierarchy.

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7.0% per annum at March 31, 2012. Through March 31, 2012, the Company did not borrow any funds under the Revolving Line. At March 31, 2012, the entire $20,000,000 Revolving Line was available to the Company.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Agreement requires the Company to pay a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter. The Agreement requires CareView to maintain its primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of CareView’s investment accounts with the Banks or their affiliates, unless CareView’s cash falls below $5 million, in which case it must maintain all its cash with the Banks. The Agreement also requires CareView to maintain a fixed charge coverage ratio of at least 5.01 to 1.00. The credit facility also contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, the Company’s ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The fair value of the Warrants at issuance was $1,535,714 and has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the revolving line. For the three months ended March 31, 2012, $131,633 was amortized to interest expense. The Warrants have not been exercised as of March 31, 2012.

NOTE P - SUBSEQUENT EVENTS

Consulting Agreement with Heartland Energy Partners, LLC

On April 29, 2012 (the “Effective Date”), the Company entered into a Consulting Agreement (“Agreement”) with Heartland Energy Partners, LLC (“Heartland”) under which Heartland will develop and execute a comprehensive strategy to create Company awareness and credibility with the Department of Veteran Affairs. The Agreement expires twelve (12) months from the date that the Company is approved by the U.S. General Services Administration (“GSA”); however, the Agreement may be canceled by either party with thirty (30) days written notice. Compensation for Heartland includes a monthly fee of $10,000, the first payment of which is due within ten (10) business days after receiving GSA approval, with subsequent monthly payments due for following eleven months unless the Agreement is earlier terminated by the parties. In addition, the Company agrees to issue a five-year Common Stock Purchase Warrant (“Warrant”) for the purchase of 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the ten (10) day average closing price ending on the day before the Effective Date (or $1.51 per share). Commencing on or near the date of the GSA approval, and every ninety (90) days thereafter, the Company and English shall meet to evaluate the performance of English after which the vesting of the shares underlying the Warrant shall be determined in the sole discretion of Steve Johnson, the Company’s President, and the Company’s Board of Directors. Should the Agreement be terminated, any shares not yet vested under the Warrant will be canceled.

Advisory Services Agreement with Stonegate Securities, Inc.

On May 4, 2012, the Company entered into an Advisory Services Agreement with Stonegate Securities, Inc. (“Stonegate”) under which Stonegate will provide services related to micro-cap market research and investor relations. The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice. Compensation for Stonegate includes a retainer of $5,000 per month payable in advance. In addition, the Company agrees to issue a five-year Common

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE P - SUBSEQUENT EVENTS (Continued)

Advisory Services Agreement with Stonegate Securities, Inc. (continued)

Stock Purchase Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares will occur at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated. In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2011. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company maintains a website at www.care-view.com. The Company’s Common Stock trades on the OTCBB under the symbol “CRVW.”

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

Amendment Agreement and New Secured Convertible Notes with HealthCor

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

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement pursuant to Section 7.9 thereof, in order to modify the Investors’ right to restrict certain equity issuances as set forth therein; and (b) amend the HealthCor Notes and the HealthCor Warrants, pursuant to Section 11 of the HealthCor Notes and Section 21 of the HealthCor Warrants, in order to eliminate certain anti-dilution provisions contained therein. The accounting treatment resulting from the elimination of the anti-dilution provision reclassed approximately $23,000,000 in related long-term liabilities to stockholders’ equity; however, this does not affect the accounting for debt discount which will remain and continue to be amortized to interest expense.

On January 9, 2012, the Company entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, “HCP”) regarding the issuance by the Company to HCP of a $5,000,000 Senior Convertible Note(s) (the “New Senior Convertible Note(s)”). To that end, on January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement (“Second Amendment”) amending the Purchase Agreement, and issued the New Senior Convertible Notes to the Investors.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors. The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of “Notes” and “Closing Securities” under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of “Note Shares” under the Purchase Agreement. Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. For more details, see Note N – AGREEMENT WITH HEALTHCOR, set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

Distribution and Regional Support

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with Foundation Medical and Donald Shirley (collectively, the “Consultant”) wherein the prior Distribution Agreement with the Company was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof. CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. For more details, see Note K – DISTRIBUTION AGREEMENT, set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

	Three months ended March 31,
	2012	2011	Change
	(000’s)
Revenue	$387	$109	$278
Operating expenses	3,363	1,380	1,983
Operating loss	(2,976)	(1,271)	(1,705)
Other expense, net	(1,820)	(77)	(1,743)
Net loss	(4,796)	(1,348)	(3,448)
Net loss attributable to noncontrolling interest	(38)	(28)	(10)
Net loss attributable to CareView	$(4,758)	$(1,320)	$(3,438)

Revenue

The increase in revenue of $278,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily as a result of the Company’s entry into a Master Agreement with Hospital Management Associates, Inc. (HMA) in March 2011. Billable hospitals increased to 40 for the three months ended March 31, 2012 as compared to 5 for the comparable period for the prior year. Billable units, Room Control Platforms and Nurse Stations, increased to 2,887 (2,732 and 155, respectively) as compared to 695 (655 and 40, respectively) for the same comparable period of the prior year.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2012	2011
Human resource costs, including non-cash compensation	39%	52%
Professional fees for legal, accounting and consulting	16%	10%
Depreciation and amortization expense	16%	20%
Product deployment costs	8%	0%
Travel and entertainment	7%	4%
Other	14%	14%

Operating expenses increased by 144% as a result of the following items:

(000’s)
Increase in human resource costs	$430
Increase in non-cash compensation related to stock options	157
Increase in professional and consulting	414
Increase in depreciation	276
Increase in installation and deployment costs	263
Increase in travel and entertainment	187
Increase in all other, net	256
$1,983

The increase in human resource related costs (including salaries and benefits) was primarily due to the increase of 29 employees as compared to the comparable prior year period. The Company had 50 employees at March 31, 2012, with most of the additions related to customer sales and support.

Non-cash compensation expense increased primarily as a result of the valuation of outstanding employee stock options during the comparable periods.

Professional and consulting fees increased primarily due to:
●
a $262,000 increase in consulting services consisting of (i) $38,000 related to operational and installation, (ii) $70,000 related to sales and marketing, (iii) $54,000 related to administrative support, and (iv) $100,000 related to a consulting/settlement agreement with the previous CFO;

●	an audit fee increase of $103,000 related to (i) fees associated with public company filings and (ii) compliance with Sarbanes-Oxley 404; and
●	a $49,000 increase in legal expense primarily related to the additional funding from HealthCor.

The increase in depreciation expense was directly related to the increase in deployable assets.

Higher installation and deployment costs were primarily associated with the significant increase of distribution activity for the Company’s equipment and the related costs involved with the ongoing support of customer sites as well repair and maintenance of existing on site equipment.

The increase in travel and entertainment expense was a direct result of increased activity associated with sales, installation, and training efforts related to growing our installed base.

Other Expense, net

Other non-operating expense increased by $1,743,000 for the three months ended March 31, 2012 in comparison to the same period in 2011 due to increases in the amortization of debt discount totaling $707,000 and interest expense totaling $1,036,000.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $38,000 net loss attributed to noncontrolling interests, CareView’s first quarter 2012 net loss of $4,758,000 increased $3,438,000 (260%) over the $1,320,000 net loss for the first quarter of 2011.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until the fourth quarter of 2012, nor is there any assurance that such an operating level can ever be achieved. We may be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that through the combination of the HealthCor financings in the aggregate of $25 million and the $20 million Revolving Line, it will have sufficient financial resources to fund its operations for the next nine (9) months. For more details related to the HealthCor and Comerica transactions see Agreement with HealthCor and Agreement with Comerica Bank and Bridge Bank National Association, as further described in the Notes to Condensed Consolidated Financial Statements, note N and O respectively.

As of March 31, 2012, CareView’s working capital was $9.7 million with $10.0 million cash on hand, our accumulated deficit was $51.5 million and our stockholders’ equity was $13.5 million. Net cash outlays from operations and capital expenditures were $3.5 million for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended March 31, 2012.

New Accounting Pronouncements

There have been no material changes to the Company’s significant accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including Samuel A. Greco, the Company’s Chief Executive Officer (“CEO”) and Anthony P. Piccin, the Company’s Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

CareView Communication’s significant business risks are described in Part 1, Item 1A in our 2011 Form 10-K filed on March 15, 2012, to which reference is made herein. Management does not believe that there have been any significant changes in the Company’s risk factors since the Company filed the 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Agreements with HealthCor

As described hereinabove at Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview, Amendment Agreement and New Secured Convertible Notes with HealthCor on April 21, 2011, the Company issued and sold to HealthCor Notes in the aggregate principal amount of $20,000,000 and Warrants to purchase up to an aggregate of 11,782,859 shares of the Company’s Common Stock. On January 31, 2012, the Company and HealthCor entered into a Second Amendment to Note and Warrant Purchase Agreement (“Second Amendment”) amending the Purchase Agreement, and issued New Senior Convertible Notes in the aggregate of $5,000,000. In connection with the sale of the Notes and Warrants to the Investors, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended.

Exercise of Warrants

On September 1, 2009, the Company entered into a Consulting Agreement with Develo under which Develo was issued a five-year Warrant to purchase 500,000 underlying shares of the Company’s Common Stock at an exercise price of $0.52 per share. Develo subsequently assigned 100,000 shares under the Warrant to unaffiliated third parties and the assigned Warrants for the 100,000 shares were exercised in December 2011. On January 16, 2012, Develo exercised its right to purchase 100,000 shares under the Warrant. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 41,770 shares thereunder and was reissued a Warrant for the remaining 258,230 shares thereunder. On February 6, 2012, Develo exercised the Warrant to purchase the remaining 258,230 available under the Warrant. In order to exercise the Warrant pursuant to the cashless provisions thereof, Develo surrendered its right to receive 80,421 shares thereunder, resulting in an issuance of 177,809 shares.

On January 18, 2012, the Company reissued Warrants that had been assigned to unaffiliated third parties. On January 19, 2012, those third parties exercised their rights to purchase an aggregate of 39,683 shares at an aggregate purchase price of $20,635 or $0.52 per share.

On February 28, 2012, Fountain Fund 2 LP (“Fountain”) exercised its Warrant to purchase 450,000 shares of the Company’s Common Stock at a price of $.052 per share. In order to exercise the Warrant pursuant to the cashless provisions thereof, Fountain surrendered its right to receive 136,523 shares and was issued 313,477 shares.

These above-mentioned shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

Issuance of Warrants

On April 2, 2012, the Company issued a Warrant to purchase 50,000 shares of the Company’s Common Stock. The five-year Warrant has an exercise price of $1.52 per share and includes a cashless exercise provision.

On April 29, 2012, in conjunction with the Consulting Agreement entered into with Heartland Energy Partners, LLC, the Company issued a five-year Warrant for the purchase of 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.51 per share. Vesting of the underlying shares will be determined at future dates by the Company’s President and Board of Directors. Should the Agreement be terminated, any shares not yet vested will be canceled.

On May 4, 2012, in conjunction with an Advisory Services Agreement with Stonegate Securities, Inc., the Company issued a five-year Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares will occur at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated. In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

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

10.84	8/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	8/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	8/31/11	Intellectual Property Security Agreement, form of(6)
10.87	8/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	8/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	03/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC*
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc.*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/15/12	Subsidiaries of the Registrant(11)
31.1	05/09/12	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/09/12	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/09/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/09/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
___________________
(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)	Filed as an exhibit to the Company’s Current Report on Form 10-K filed with the SEC on March 15, 2012.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2012

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer