Form 10-Q
period 2012-06-30
CareView Communications Inc
filed 2012-08-08
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No.  000-54090

CAREVIEW COMMUNICATIONS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4659068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 State Highway 121, Suite B-240, Lewisville, TX 75067	(972) 943-6050
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

The number of shares outstanding of the Issuer’s Common Stock as of August ___, 2012 was 132,086,376.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets:
Cash	$8,277,166	$8,526,857
Accounts receivable, net of allowance of $4,861 and $15,984, respectively	253,486	186,850
Other current assets	281,498	359,086
Total current assets	8,812,150	9,072,793
Property and equipment, net of accumulated depreciation of $2,127,769 and $1,319,882, respectively	8,437,976	8,744,792
Other Assets:
Intellectual property, patents, and trademarks, net of accumulated amortization of $2,489,142 and $2,206,761, respectively	427,735	690,594
Other assets	3,158,322	3,448,038
	3,586,057	4,138,632
Total assets	$20,836,183	$21,956,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$283,398	$1,240,347
Notes payable, net of debt discount of $1,824 and $32,255, respectively	14,196	58,602
Mandatorily redeemable equity in joint venture, net of debt discount of $1,824 and $32,255, respectively	14,196	58,602
Accrued interest	18,346	1,342
Other current liabilities	546,158	275,268
Total current liabilities	876,294	1,634,161

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $18,726,905 and $17,925,049, respectively	9,698,976	3,855,769
Notes payable, net of current portion and net of debt discount of $83,570 and $100,715, respectively	343,985	273,128
Mandatorily redeemable equity in joint venture, net of current portion and net of debt discount of $83,570 and $100,715, respectively	343,985	273,128
Total long-term liabilities	10,386,946	4,402,025
Total liabilities	11,263,240	6,036,186

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 300,000,000 shares authorized; 132,086,376 and 131,455,407 issued and outstanding, respectively	132,086	131,455
Additional paid in capital	65,739,736	62,788,134
Accumulated deficit	(55,987,836)	(46,772,548)
Total CareView Communications Inc. stockholders’ equity	9,883,986	16,147,041
Noncontrolling interest	(311,043)	(227,010)
Total stockholders’ equity	9,572,943	15,920,031
Total liabilities and stockholders’ equity	$20,836,183	$21,956,217

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues, net	$442,266	$80,714	$829,621	$189,785

Operating expenses:
Network operations, including non-cash costs of $13,833 and $13,833 for the three months ended June 30, 2012 and 2011, respectively, and $27,666 and $27,666 for the six months ended June 30, 2012 and 2011	665,021	468,646	1,477,445	651,378
General and administration, including non-cash costs of $359,120 and $312,000 for the three months ended June 30, 2012 and 2011, respectively, and $740,786 and $536,555 for the six months ended June 30, 2012 and 2011	1,054,518	970,688	2,374,987	1,590,686
Non-cash expense related to valuation of HealthCor derivatives	-	12,235,347	-	12,235,347
Sales and marketing	519,364	148,472	980,512	292,687
Research and development	241,905	226,226	459,282	384,074
Depreciation and amortization	538,491	404,075	1,090,268	680,039
Total operating expense	3,019,299	14,453,454	6,382,494	15,834,211
Operating loss	(2,577,033)	(14,372,740)	(5,552,873)	(15,644,426)
Other income and (expense):
Interest expense	(1,930,240)	(1,155,124)	(3,752,121)	(1,232,326)
Interest income	2,881	352	3,035	352
Other income	1,010	14	2,638	14
Total other income (expense)	(1,926,349)	(1,154,758)	(3,746,448)	(1,231,960)
Loss before taxes	(4,503,382)	(15,527,498)	(9,299,321)	(16,876,386)
Provision for income taxes	-	-	-	-
Net loss	(4,503,382)	(15,527,498)	(9,299,321)	(16,876,386)
Net loss attributable to noncontrolling interest	(45,604)	(25,024)	(84,033)	(53,448)
Net loss attributable to CareView Communications, Inc.	$(4,457,778)	$(15,502,474)	$(9,215,288)	$(16,822,938)
Net loss per share attributable to CareView Communications, Inc.	$(0.03)	$(0.12)	$(0.07)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	132,086,376	129,614,467	131,932,859	128,583,072

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,299,321)	$(16,876,386)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	807,887	404,193
Provision for doubtful accounts	(11,124)	-
Amortization of intangible assets	282,381	275,846
Amortization of debt discount	1,685,521	694,277
Amortization of prepaid consulting costs	201,411	-
Amortization of installation costs	92,415	-
Amortization of distribution/service costs	27,666	27,667
Amortization of deferred debt issuance costs	263,265	-
Interest incurred and capitalized but not paid	1,645,063	-
Stock based compensation related to options granted	407,699	370,841
Warrants issued for services	131,676	165,713
Non-cash compensation associated with HealthCor	-	12,235,347
Changes in operating assets and liabilities:
Accounts receivable	(55,512)	(10,168)
Other current assets	77,588	(208,902)
Other assets	80,761	-
Accounts payable	(956,949)	16,789
Accrued interest	17,004	460,896
Accrued expenses and other current liabilities	270,890	10,478
Net cash flows used in operating activities	(4,331,679)	(2,433,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(520,593)	(3,093,498)
Deferred installation costs	(375,802)	-
Patent and trademark costs	-	(15,286)
Net cash flows used in investing activities	(896,395)	(3,108,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000,000	20,000,000
Proceeds from exercise of options and warrants	20,635	447,356
Repayment of notes payable	(42,252)	(78,610)
Net cash flows provided by financing activities	4,978,383	20,368,746

Increase (decrease) in cash	(249,691)	14,826,553
Cash, beginning of period	8,526,857	26,565
Cash, end of period	$8,277,166	$14,853,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$50,050	$76,459

Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Paid in kind interest associated with the HealthCor funding	$1,645,063	$-

Warrants issued for services	$-	$606,700

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

NOTE B – STOCKHOLDERS’ EQUITY

Warrants

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of the warrants it issues (except the HealthCor warrants discussed more fully later in this footnote). The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants. The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

During the six months ended June 30, 2012, the Company issued warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 2, 2012, the Company issued a five-year Warrant to purchase 50,000 shares of the Company’s Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share to an entity – all of which was recorded as non-cash compensation; (ii) on May 7, 2012, the Company entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of the Company’s Common Stock. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrants were issued to a non-employee which had specific vesting requirements, the Company follows ASC 505-50 which requires that the fair value of the Warrants be re-valued mark to market at each reporting period and record any change in the fair value of the unvested Warrants as a charge or gain to income. The Company recorded a net charge to income of $31,176 for the three and six months ended June 30, 2012. (See NOTE K – SERVICE AGREEMENTS for further details.) and (iii) on May 31, 2012, the Company entered into an addendum to a two year sales consulting agreement with an entity, wherein a portion of the compensation was paid through the issuance of a five-year Warrant to purchase 50,000 shares of the Company’s Common Stock (with a fair value of $52,300) at an exercise price of $1.55 per share– $4,358 was charged to expense and recorded as non-cash compensation and $47,942 as prepaid costs in other assets (See NOTE K – SERVICE AGREEMENTS for further details.). The Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $27,666 as distribution/service costs in network operations, (ii) $249,353 as non-cash compensation in general and administration, and (iii) $263,265 as interest expense.

During the six months ended June 30, 2011, the Company issued warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share – $47,571 was charged to expense and recorded as non-cash compensation and $448,829 as prepaid costs in other assets; and (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock (with a fair value of $110,300) at an exercise price of $1.59– $36,767 was charged to expense and recorded as non-cash compensation and $75,533 as prepaid costs in other assets and (iii) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants (See NOTE N – AGREEMENT WITH HEALTHCOR for further details.) The Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $27,666 as distribution/service costs in network operations and (ii) $81,375 as non-cash compensation in general and administration.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

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

As of June 30, 2012, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,513,879 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.75 per share and a weighted average contractual life of 3.3 years. As of June 30, 2012, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $323,000.

During the year ended December 31, 2011, the Company issued Warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company’s Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through December 31, 2011, $171,669 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $324,731 was reported as prepaid costs in other assets. At June 30, 2012, prepaid costs totaled $200,633. The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.74%; risk free rate of 2.14%; and a dividend yield of 0%; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company’s Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share, through December 31, 2011, $110,300 was charged to expense and recorded as non-cash compensation. The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.00%; risk free rate of 1.68%; and a dividend yield of 0%; (iii) on August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company’s Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through December 31, 2011, $102,920 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $43,880 was reported as prepaid costs in other assets. The Warrants were valued on the date of the grant using a term of three (3) years; volatility of 81.83%; risk free rate of 0.41%; and a dividend yield of 0%; (iv) on August 31, 2011, the Company entered into a Loan and Security Agreement with Comerica and Bridge Banks (the “Banks”) wherein the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock (with an aggregate fair value of $1,535,714) at an exercise price of $1.40 per share; through December 31, 2011, $219,390 was charged to expense and recorded as interest expense and as of December 31, 2011, $1,316,324 was reported as deferred debt issuance costs. At June 30, 2012, deferred debt issuance costs totaled $1,053,059. The Warrants were valued on the date of the grant using

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

a term of seven (7) years; volatility of 83.14%; risk free rate of 1.56%; and a dividend yield of 0% (See NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for further details); and (iv) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants in April 2011 (See NOTE N – AGREEMENT WITH HEALTHCOR for further details). These Warrants were valued using the Lattice Model.

Stock Options

During the six months ended June 30, 2012, the Company did not grant any options to purchase shares of the Company’s Common Stock (“Options”). During the six months ended June 30, 2012, resulting from the resignation and termination of 7 employees, Options to purchase an aggregate of 310,305 shares were cancelled. As of June 30, 2012, 8,439,810 Options remain outstanding.

During the six months ended June 30, 2011, 235,000 Options, having a fair value of $206,885, were granted to employees. The ten-year Options have an exercise price of between $1.53 and $1.66 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.

A summary of the Company’s stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Granted	-0-
Exercised	-0-
Expired	-0-
Cancelled	(310,305)	$(0.90)
Balance at June 30, 2012	8,439,810	$0.65	6.8	$6,057,869
Vested and Exercisable at June 30, 2012	6,806,403	$0.55	6.5	$5,433,936

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Risk-free interest rate	NA	0.35-1.39%
Volatility	NA	80.85-84.78%
Expected life	NA	3 years
Dividend yield	NA	0.00%

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

Share-based compensation expense for Options recognized in our results for the three and six months ended June 30, 2012 ($172,650 and $407,699, respectively) and for the three and six months ended June 30, 2011 ($186,975 and $370,841, respectively) is based on awards vested and the Company estimated no forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At June 30, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $840,000, which is expected to be recognized over a weighted-average period of 1.6 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2012	December 31, 2011
Prepaid expenses	$212,543	$99,651
Legal retainer	61,332	62,402
Other receivables	7,623	2,210
Other receivables-related party	-0-	188,823
Note receivable-employee	-0-	6,000
TOTAL OTHER CURRENT ASSETS	$281,498	$359,086

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE D – FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2012	December 31, 2011
Network equipment	$10,167,469	$9,720,351
Office equipment	115,775	106,008
Vehicles	112,669	82,622
Test equipment	84,315	81,670
Furniture	73,530	67,157
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	-0-
	10,565,745	10,064,674
Less: accumulated depreciation	(2,127,769)	(1,319,882)
TOTAL FIXED ASSETS	$8,437,976	$8,744,792

Depreciation expense for the six months ended June 30, 2012 and 2011 was $807,887 and $404,193, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$129,484	$5,246	$124,238
Computer software	34,460	6,251	28,209
Software development costs	2,002,933	1,802,735	200,198
Other intellectual property	750,000	674,910	75,090
TOTAL INTANGIBLE ASSETS	$2,916,877	$2,489,142	$427,735

	December 31, 2011
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$3,076	$117,346
Computer software	24,000	1,333	22,667
Software development costs	2,002,933	1,602,352	400,581
Other intellectual property	750,000	600,000	150,000
TOTAL INTANGIBLE ASSETS	$2,897,355	$2,206,761	$690,594

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE E – OTHER ASSETS (continued)

Other assets consist of the following:

	June 30, 2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$482,655	$1,053,059
Deferred installation costs	1,208,092	114,761	1,093,331
Prepaid consulting	1,131,300	808,788	322,512
Deferred closing costs	516,050	157,867	358,183
Prepaid license fee	233,606	13,661	219,945
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	138,332	27,668
TOTAL OTHER ASSETS	$4,874,386	$1,716,064	$3,158,322

	December 31,2011
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$219,390	$1,316,324
Deferred installation costs	854,911	44,967	809,944
Prepaid consulting	1,079,000	555,077	523,923
Deferred closing costs	500,532	69,785	430,747
Prepaid license fee	233,606	5,464	228,142
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	110,666	55,334
TOTAL OTHER ASSETS	$4,453,387	$1,005,349	$3,448,038

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued taxes	$431,905	$261,399
Lease liability	45,984	-0-
Accrued gross interest income	22,196	11,908
Insurance financing	46,073	1,961
TOTAL OTHER CURRENT LIABILITIES	$546,158	$275,268

NOTE G – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the six months ended June 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE G – INCOME TAXES (continued)

provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE H – RELATED PARTIES

On December 31, 2009, the Company issued a Common Stock Purchase Warrant (“Warrant”) to an unrelated entity for the purchase of 449,666 shares of the Company’s Common Stock at an exercise price of $0.55 per share. The expiration date of the Warrant was December 31, 2011. Gerald Murphy, a director of the Company, together with companies owned by Murphy (collectively known as “Murphy”), had initiated legal action against the unrelated entity regarding past due sums owed Murphy which had been collateralized by an assignment of the Warrant to Murphy. In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the “First Extension”). Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period. The Company agreed to reissue the Warrant to Murphy and to extend the expiration date as requested in exchange for Murphy surrendering his right to receive 10,000 of the shares under the Warrant. On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE I – JOINT VENTURE AGREEMENT (continued)

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

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the “Project Warrants”). The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying condensed consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements. Amortization expense totaled $95,153 and $95,432 of the six month periods ended June 30, 2012 and 2011, respectively. As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

One of the Company’s Project LLCs was notified by a customer of its desire to terminate its hospital agreement. This termination, effective January 27, 2012, results in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell Holdings. The Company will incur de-installation costs of approximately $26,000 for removing its equipment from the hospital premises. As of June 30, 2012, the Company’s LLCs’ indebtedness to Rockwell Holdings totaled approximately $905,000.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE J – VARIABLE INTEREST ENTITIES (continued)

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Assets
Cash	$1,200	$4,161
Receivables	19,807	49,835
Total current assets	21,007	53,996
Property, net	103,547	277,088
Total assets	$124,554	$331,084
Liabilities
Accounts payable	$98,357	$90,212
Notes payable, net of debt discount of $1,824 and $32,255, respectively	14,196	58,602
Mandatorily redeemable interest, net of debt discount of $1,824 and $32,255, respectively	14,196	58,602
Accrued interest	18,346	1,342
Other current liabilities	60,677	55,417
Total current liabilities	205,772	264,175

Notes payable, net of debt discount of $83,570 and $100,715, respectively	343,985	273,128
Mandatorily redeemable interest, net of debt discount of $83,570 and $100,715, respectively	343,985	273,128
Total long term liabilities	687,970	546,256
Total liabilities	$893,742	$810,431

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	June 30, 2011

Revenue	$49,220	$138,759
Network operations	14,531	32,836
General and administrative expense	9,841	5,262
Depreciation	51,767	59,827
Total operating costs	76,139	97,925
Operating income (loss)	(26,919)	40,834
Amortization of debt discount	95,153	95,432
Interest expense	44,912	52,297
Total other expense	140,065	147,729
Loss before taxes	(166,984)	(106,895)
Provision for taxes	-0-	-0-
Net loss	(166,984)	(106,895)
Net loss attributable to noncontrolling interest	(83,492)	(53,447)
Net loss attributable to CareView Communications, Inc.	$(83,492)	$(53,448)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE K – SERVICE AGREEMENTS

Distribution Agreement

On January 9, 2010, the Company entered into a Distribution Agreement (“Agreement”) with an unrelated entity (the “Distributor”) to distribute the CareView System™ on the East Coast of the United States. In addition to selling the CareView System™, the entity will also serve as CareView’s East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.52 per share. The Warrant has not been exercised. The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%. The Agreement carries a three (3) year term and accordingly the Warrant, with a fair value of $166,000, is being amortized over the life of the Agreement. For both of the six month periods ended June 30, 2012 and 2011, the Company recognized expense of $27,666 as distribution expense in network operations. As of June 30, 2012 and December 31, 2011, the Company reported $27,668 and $55,334, respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with an unaffiliated entity and an unaffiliated individual (collectively, the “Consultant”) wherein the prior Distribution Agreement with the Company was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof (the “Shares”). CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the “Addendum”) under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement. Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a Common Stock Purchase Warrant (“Warrant”) to Consultant for the purchase of 100,000 shares of the Company’s Common Stock. Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows: (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company’s Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company’s Common Stock on the date of issuance. Shares underlying the Warrants would vest immediately upon issuance of each Warrant. Accordingly, the Company issued a five-year Warrant to Consultant for 50,000 shares with an exercise price of $1.55 per share. CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. The first payment due thereunder was paid on March 1, 2012 in the amount of $10,000 and with subsequent payments due on the 20th day of each month thereafter. In addition, the Consultant is eligible to receive a commission on system products and components up-sold

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE K – SERVICE AGREEMENTS (continued)

Distribution Agreement (continued)

and installed at the designated hospitals. Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3.

Advisory Services Agreement

On May 7, 2012, the Company entered into an Advisory Services Agreement with an unrelated entity (the “Advisor”) under which the Advisor will provide services related to micro-cap market research and investor relations. The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice. Compensation for the Advisor includes a retainer of $5,000 per month payable in advance. In addition, the Company issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated. In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. At June 30, 2012, based on actual revenue, the Company recorded a liability

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE L – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT (continued)

for the GII owner’s put of approximately $20,000 (the estimated fair value of the GII owner’s put). This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

NOTE M – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. As of June 30, 2012, the Company has 3,718 installations in 51 HMA hospitals resulting in revenue of approximately $684,000 for the six months ended June 30, 2012.

NOTE N – AGREEMENT WITH HEALTHCOR

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”). Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “Convertible Debt”). As of June 30, 2012, the underlying shares of the Company’s common stock related to the Convertible Debt totaled approximately 18,531,000 (after applying the PIK for the period from April 21, 2011 through June 30, 2012). The Notes have a maturity date of April 20, 2021. Along with the Convertible Debt, the Company issued Common Stock purchase warrants (the “HealthCor Warrants”). Due to certain anti-dilution provisions associated with both the conversion feature of the Convertible Debt and the exercise price of the HealthCor Warrants, both instruments required liability treatment on the consolidated balance sheet under ASC 815-10. The full fair value of the derivatives related to the embedded conversion feature of the Convertible Debt and the HealthCor Warrants was recorded as long-term liability in the amount of $33,461,512 at the time of issuance. This transaction resulted in a discount of $20,000,000 on the Convertible Debt and the excess of the fair value of the derivatives over the discount recorded totaling $13,461,512 was recorded as non-cash expense in other expense at the time of issuance. The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the “Lattice Model”). Due to the complexities provided by the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments. The Lattice Model relies on multiple inputs, using multiple stock price paths and incorporates several Level 1 inputs such as the Company’s stock price and risk free rates based on the U.S Treasury strip note yield curve at the valuation date. The model also took into consideration that that future financings, especially those that would invoke the anti-dilution provision, would be remote due to the Company’s liquidity at the time of issuance. The model also assumed a dilutive event would occur approximately one year from the date of issuance as the anti-dilution provision gives the greatest benefit to the note holders in the first year. Lastly, the volatility rate at the valuation dates was 55% and the overall probability of a dilutive event occurrence was assigned a

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

5% chance based on the Company’s liquidity at the time of issuance and valuation.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

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

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid the underlying shares of the Company’s Common Stock totaled approximately 4,000,000. As of June 30, 2012, the underlying shares of the Company’s Common Stock totaled approximately 4,210,000 (after applying the PIK for the period from January 9, 2012 through June 30, 2012).

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

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge in accordance with ASC 470-20. The Company had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the Senior Convertible Notes and (ii) the New Senior Convertible Notes. Because the Senior Convertible Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind since issuance qualifies under this accounting treatment. The full amount of the New Senior Convertible Notes and all accrued payment in kind interest also qualifies for this accounting treatment. At June 30, 2012, the Company recorded a BCF of $2,392,223 based on the difference between the contractual conversion rate and the current fair value of the Company’s Common Shares at original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount ratably amortized to interest expense over the expected term of the notes (through April 2021 for the Senior Convertible Notes and through January 2022 for the New Senior Convertible Notes). To that end, the Company recorded an aggregate of $123,079 and $196,785 in interest expense for the three and six

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (continued)

months ended June 30, 2012, respectively. The carrying value of the debt with HealthCor at June 30, 2012 approximates fair value as the interest rates used are those currently available to the Company and would be considered level 3 inputs under the fair value hierarchy.

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7% per annum at June 30, 2012. Through March 31, 2012, the Company did not borrow any funds under the Revolving Line. At June 30, 2012, the entire $20,000,000 Revolving Line was available to the Company.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The fair value of the Warrants at issuance was $1,535,714 and has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the revolving line using the straight-line method. For the three and six months ended June 30, 2012, $131,632 and $263,265 was amortized to interest expense. The Warrants have not been exercised as of June 30, 2012.

NOTE P - SUBSEQUENT EVENTS

None.

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

The Company maintains a website at www.care-view.com.  The Company’s Common Stock trades on the OTCBB under the symbol “CRVW."

Overview

CareView was incorporated in the State of California in July 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999.  In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada.

The Company developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use system (the “CareView System™”). The CareView System™ runs on each hospital’s coaxial cable television network that provides television signals to a patient room; consequently, CareView’s network does not need to run on or through the hospital’s specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company’s proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications.  Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient’s quality of stay.  There is no capital expenditure by a subscribing hospital as CareView provides all hardware and installation of the CareView System™ in each room at no charge. Fees paid to CareView by each hospital consists of monthly service fees for each system installed (one per bed) and an additional rate for each nursing station monitor.  Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

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

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors.  The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of “Notes” and “Closing Securities” under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of “Note Shares” under the Purchase Agreement.  Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively.  For more details, see Note N – AGREEMENT WITH HEALTHCOR, set forth in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Report.

Sales Consulting Agreement

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with an entity and an individual (collectively, the “Consultant”) wherein the prior Distribution Agreement between the Company and the Consultant was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company’s Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company’s Common Stock on the date of the first anniversary thereof (the “Shares”).  The Company agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the “Addendum”) under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement.  Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a

Common Stock Purchase Warrant (“Warrant”) to Consultant for the purchase of 100,000 shares of the Company’s Common Stock.  Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows:  (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company’s Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company’s Common Stock on the date of issuance.  Shares underlying the Warrants would vest immediately upon issuance of each Warrant.  Accordingly, the Company issued a five-year Warrant to Consultant for 50,000 shares with an exercise price of $1.55 per share.  For more details, see Note K – SERVICE AGREEMENTS, set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

Advisory Services Agreement

On May 7, 2012, the Company entered into an Advisory Services Agreement (the “Agreement”) with an unrelated entity (the “Advisor”) under which the Advisor will provide services related to micro-cap market research and investor relations.  The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice.  Compensation includes a retainer of $5,000 per month payable in advance.  In addition, the Company issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share.  Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated.  In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

Transfer and Extension of Warrant

On December 31, 2009, the Company issued a Common Stock Purchase Warrant (“Warrant”) to an unaffiliated entity for the purchase of 449,666 shares of the Company’s Common Stock at an exercise price of $0.55 per share.  The expiration date of the Warrant was December 31, 2011.  Gerald Murphy, a director of the Company, together with companies owned by Murphy (collectively known as “Murphy”), had initiated legal action against the entity regarding past due sums owed Murphy which had been collateralized by an assignment of the Warrant to Murphy.  In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the “First Extension”).  Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period.  The Company agreed to reissue the Warrant to Murphy and to extend the expiration date as requested in exchange for Murphy surrendering his right to receive 10,000 of the shares under the Warrant.  On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share.

Cancellation of Options

During the six months ended June 30, 2012, Options to purchase an aggregate of 310,305 shares were cancelled due to resignation and termination of seven (7) employees.

Hospital Agreement and Pilot Update

At June 30, 2012, the Company had approximately 5,325 Room Control Platforms deployed with the majority currently billable under one of seven hospital agreements. The Company's current hospital agreements, excluding the 65 HMA hospitals and all pilot agreements, cover six (6) hospitals with a total of 464 beds deployed as of June 30, 2012. The HMA hospital agreement currently represents 9,500 beds of which nearly half are deployed and are in various phases of training and billing cycles.

As previously reported, the Company installed its CareView System™ for a six-month trial basis in approximately 600 beds in three hospitals owned by IASIS Healthcare.  The Company anticipates the trial to successfully conclude at the end of August 2012 leading to the opportunity to contract with Iasis for approximately 4,376 beds.

In February 2012, the Company filed an application with the General Services Administration to become a preferred service provider to the Veteran's Hospital Administration ("VA") and Department of Defense ("DOD") hospitals. The Company anticipates that it will receive positive confirmation of GSA acceptance by the end of August 2012 leading to the opportunity to contract with VA and DOD hospitals for an aggregate of approximately 40,000 beds.

The Company recently extended proposals to five (5) additional hospitals potentially leading to the opportunity to install and provide patient services for approximately 9,700 hospital beds.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three months ended June 30,
	2012	2011	Change
	(000’s)
Revenue	$442	$81	$361
Operating expenses	3,019	2,218	801
Non-cash cost (HealthCor)	-0-	12,235	(12,235)
Operating loss	(2,577)	(14,372)	(11,795)
Other expense, net	(1,927)	(1,155)	(772)
Net loss	(4,504)	(15,527)	(11,023)
Net loss attributable to noncontrolling interest	(46)	(25)	(21)
Net loss attributable to CareView	$(4,458)	$(15,502)	$(11,044)

Revenue

The increase in revenue of $361,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was primarily a result of the Company’s entry into a Master Agreement with Hospital Management Associates, Inc. (HMA) in March 2011.  Revenue for the period ended June 30, 2011 was negatively impacted by a $33,000 write-off for Saint Joseph Hospital.  Billable hospitals increased to 49 for the three months ended June 30, 2012 as compared to four (4) for the comparable period for the prior year.  Of the 49 billable hospitals for the period ended June 30, 2012, HMA hospitals contributed to 45 of the total.  Billable units, Room Control Platforms and Nurse Stations, increased to 3,441 (3,418 and 23, respectively) as compared to 636 (625 and 11, respectively) for the same comparable period of the prior year.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2012	2011
Human resource costs, including non-cash compensation	44%	41%
Professional fees for legal, accounting and consulting	10%	19%
Depreciation and amortization expense	18%	18%
Product deployment costs	5%	4%
Travel	8%	6%
Other	15%	12%

Operating expenses increased by 36% as a result of the following items:

(000’s)
Increase in human resource costs	$367
Increase in non-cash compensation (options and warrants)	47
Decrease in professional and consulting	(136)
Increase in depreciation	134
Increase in installation and deployment costs	63
Increase in travel	119
Increase in marketing costs	75
Increase in all other, net	132
$801

The increase in human resource related costs (including salaries and benefits) was primarily due to an increase of 16 employees as compared to the comparable prior year period.  The Company had 50 full time employees at June 30, 2012, with 13 of the additions related to customer sales and support.

Non-cash compensation expense increased slightly as a result additional cost related to the fair value of warrants issued for services partially offset by the valuation of outstanding employee stock options for the comparable periods.

Professional and consulting fees decreased primarily due as a result of a $153,000 decrease in legal expense primarily related to the 2011 costs of the initial funding from HealthCor.

The increase in depreciation expense was directly related to the increase in deployable assets.

Higher installation and deployment costs were primarily associated with the significant increase of distribution activity for the Company’s equipment and the related costs involved with the ongoing support of customer sites as well repair and maintenance of existing on site equipment.

The increase in travel and marketing expense was a direct result of increased activity associated with sales, installation, and training efforts related to growing our installed base.

Other Expense, net

Other non-operating expense increased by $772,000 for the three months ended June 30, 2012 in comparison to the same period in 2011 due to increases in the amortization of debt discount totaling $88,000 and interest expense totaling $687,000 primarily related to the HealthCor funding transaction.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $46,000 net loss attributed to noncontrolling interests, CareView’s second quarter 2012 net loss of $4,458,000 decreased $11,044,000 (71%) over the $15,502,000 net loss for the second quarter of 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six months ended June 30,
	2012	2011	Change
	(000’s)
Revenue	$830	$190	$640
Operating expenses	6,382	3,599	2,783
Non-cash cost (HealthCor)	-0-	12,235	(12,235)
Operating loss	(5,552)	(15,644)	(10,092)
Other expense, net	(3,747)	(1,232)	(2,515)
Net loss	(9,299)	(16,876)	(7,577)
Net loss attributable to noncontrolling interest	(84)	(53)	(31)
Net loss attributable to CareView	$(9,215)	$(16,823)	$(7,608)

Revenue

As noted previously for the increase in revenue for the three months ended June 30, 2012, the increase in revenue of $640,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily a result of the Company’s entry into a Master Agreement with HMA in March 2011.  The Company commenced billing under the HMA contract in July 2011.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2012	2011
Human resource costs, including non-cash compensation	41%	45%
Professional fees for legal, accounting and consulting	13%	16%
Depreciation and amortization expense	17%	19%
Product deployment costs	7%	3%
Travel	8%	5%
Other	14%	12%

Operating expenses increased by 77% as a result of the following items:

(000’s)
Increase in human resource costs	$796
Increase in non-cash compensation (options and warrants)	204
Increase in professional and consulting	356
Increase in depreciation	410
Increase in property tax	154
Increase in installation and deployment costs	234
Increase in product and technical support	134
Increase in travel	306
Increase in all other, net	189
$2,783

The increase in human resource related costs (including salaries and benefits) was primarily due to the increase of 16 employees as compared to the comparable prior year period.  The Company had 50 employees at June 30, 2012, with most of the additions related to customer sales and support.

Non-cash compensation expense increased as a result additional cost related to the fair value of warrants issued for services and the valuation of outstanding employee stock options for the comparable periods.

Professional and consulting fees increase of $356,000 was primarily a result of:  (i) $156,000 related to sales and marketing, (ii) $100,000 related to cost associated with being a public company and administrative support, and (iii) $100,000 related to a consulting/settlement agreement with the previous CFO.

The increase in depreciation expense was directly related to the increase in deployable assets.

Higher installation and deployment, property tax, product and technical support costs were primarily associated with the significant increase of distribution activity for the Company’s equipment and the related costs involved with the ongoing support of customer sites as well repair and maintenance of existing on site equipment.

The increase in travel expense was a direct result of increased activity associated with sales, installation, and training efforts related to growing our installed base, as well as continued support of existing customers.

Other Expense, net

Other non-operating expense increased by $2,514,000 for the six months ended June 30, 2012 in comparison to the same period in 2011 due to increases in the amortization of debt discount totaling $794,000 and interest expense totaling $1,720,000 primarily related to the HealthCor funding transaction.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $84,000 net loss attributed to noncontrolling interests, CareView’s second quarter 2012 net loss of $9,215,000 decreased $7,608,000 (45%) over the $16,823,000 net loss for the second quarter of 2011.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead.  Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until the late fourth quarter of 2012, nor is there any assurance that such an operating level can ever be achieved. We may be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that through the combination of the HealthCor financings in the aggregate of $25 million and the $20 million Revolving Line (at June 30, 2012, no amounts were outstanding), it will have sufficient financial resources to fund its operations for the next six (6) months.  For more details related to the HealthCor and Comerica transactions see Agreement with HealthCor and Agreement with Comerica Bank and Bridge Bank National Association, as further described in the Notes to Condensed Consolidated Financial Statements, Note N and O respectively.

As of June 30, 2012, CareView’s working capital was $7.9 million with $8.3 million cash on hand, our accumulated deficit was $56.0 million and our stockholders’ equity was $9.8 million.  Net cash used for operations and capital expenditures were $5.2 million for the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended June 30, 2012.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

CareView Communication’s significant business risks are described in Part 1, Item 1A in our Form 10-K for year ended December 31, 2011 filed with the Commission on March 15, 2012, to which reference is made herein. Management does not believe that there have been any significant changes in the Company’s risk factors since that filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Warrants

On April 2, 2012, the Company issued a Warrant to purchase 50,000 shares of the Company’s Common Stock to an entity as compensation for services rendered.  The five-year Warrant has an exercise price of $1.52 per share and includes a cashless exercise provision.

On May 7, 2012, in conjunction with compensation for services rendered pursuant to an advisory services agreement, the Company issued a five-year Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share.  Vesting of the underlying shares will occur at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated.  In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

On May 31, 2012, in conjunction with the previously mentioned addendum to a sales consulting agreement, the Company paid partial compensation for services rendered through the issuance of a five-year Warrant for the purchase of 50,000 shares of the Company’s Common Stock.  The Warrant has an exercise price of $1.55 per share and all shares vested immediately upon issuance.

On July 2, 2012, in conjunction with the previously mentioned Warrant acquired by Gerald Murphy, a director of the Company, the Company reissued a Warrant for the purchase of 439,666 shares of the Company’s Common Stock at an exercise price of $0.55 per share with an expiration date of September 28, 2012.

    The above-mentioned Warrants were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. All certificates representing the securities issued upon exercise of the Warrants will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an applicable exemption.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.02	09/15/06	Promissory Note, form of(1)
10.03	08/16/07	Purchase Agreement between the CareView-TX and Cole Investment Hospital Group, LLC (for IP purchase) (1)
10.07	10/17/07	Subordinated Convertible Note, form of(1)

10.08	10/29/07	Assignment and Assumption Agreement and Consent(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.15	05/20/08	Investment Banking Services Agreement with Peak Securities Corporation(1)
10.16	n/a	Stock Purchase Agreement, form of(1)
10.17	10/01/08	Agreement with Develo Financial Group, LLC(1)
10.25	10/02/08	6% Promissory Note, form of(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.27	10/06/08	Investment Banking Services Agreement with William Blair & Company(1)
10.29	04/28/09	Promissory Note to David Webb for $83,333(1)
10.30	04/28/09	Promissory Note to Allen Wheeler for $83,333(1)
10.31	05/01/09	Agreement with Develo Financial Group, LLC(1)
10.32	05/29/09	Promissory Note to S. J. Capital, LLC for $1,500(1)
10.33	05/29/09	Amendment Agreement with Noteholders of 6% Promissory Notes(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.35	06/03/09	Promissory Note to David Webb for $30,000(1)
10.36	06/03/09	Promissory Note to Steve Johnson for $20,000(1)
10.37	06/16/09	Promissory Note to Recap Group, LLC for $20,000(1)
10.38	07/18/09	Cooperative Agreement with Mann Equity, LLC(1)
10.39	08/25/09	Amendment Agreement with Noteholder of 6% Promissory Note(1)
10.40	09/01/09	Consulting Agreement with Develo Financial Group, LLC(1)
10.41	09/09/09	Investment Banking Agreement with National Securities Corporation(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.57	04/13/10	Letter of Intent between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.58	04/15/10	Addendum to Cooperative Agreement with Mann Equity, LLC(1)
10.59	05/26/10	Letter of Intent between the Company and Weigao Holding(1)
10.60	07/29/10	Amendment Agreement between the Company and AFH Holding and Advisory, LLC, Discovery Medical Investments, LLC and Mann Equity, LLC(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.70	12/17/10	Common Stock Purchase Warrant to Gregory Mastroieni(3)

10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.81	04/21/11	Consulting Agreement with Nick Segal(5)
10.82	05/31/11	Consulting Agreement with Dennis McGonigal(5)
10.83	08/31/11
Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	03/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc. (12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/15/12	Subsidiaries of the Registrant(11)
31.1	08/08/12	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	08/08/12	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	08/08/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	08/08/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
___________________
(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010 which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2011
(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 22, 2011 which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)	Filed as an exhibit to the Company’s Current Report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2012

CAREVIEW COMMUNICATIONS, INC.

	By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer
Principal Financial Officer