Form 10-Q
period 2012-09-30
CareView Communications Inc
filed 2012-11-08
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

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
Yes  ☐   No  ☑

The number of shares outstanding of the Issuer’s Common Stock as of November 8, 2012 was 132,526,042.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets:
Cash	$6,667,737	$8,526,857
Accounts receivable, net of allowance of $0 and $15,984, respectively	498,789	186,850
Other current assets	517,237	359,086
Total current assets	7,683,763	9,072,793
Property and equipment, net of accumulated depreciation
of $2,519,078 and $1,319,882, respectively	8,056,732	8,744,792
Other Assets:
Intangible assets, net of accumulated amortization
of $2,630,349 and $2,206,761, respectively	305,948	690,594
Other assets	2,796,342	3,448,038
	3,102,290	4,138,632
Total assets	$18,842,785	$21,956,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$204,384	$1,240,347
Notes payable, net of debt discount of $339
and $32,255, respectively	6,427	58,602
Mandatorily redeemable equity in joint venture, net of
debt discount of $339 and $32,255, respectively	6,427	58,602
Accrued interest	40,708	1,342
Other current liabilities	598,085	275,268
Total current liabilities	856,031	1,634,161

Long-term Liabilities:
Senior secured convertible notes, net of debt discount
of $18,247,406 and $17,925,049, respectively	11,066,784	3,855,769
Notes payable, net of current portion and net of debt
discount of $58,925 and $100,715, respectively	377,883	273,128
Mandatorily redeemable equity in joint venture, net of current portion
and net of debt discount of $58,925 and $100,715, respectively	377,883	273,128
Total long-term liabilities	11,822,550	4,402,025
Total liabilities	12,678,581	6,036,186

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized;
132,526,042 and 131,455,407 issued and outstanding, respectively	132,526	131,455
Additional paid in capital	66,541,787	62,788,134
Accumulated deficit	(60,146,125)	(46,772,548)
Total CareView Communications, Inc. stockholders' equity	6,528,188	16,147,041
Noncontrolling interest	(363,984)	(227,010)
Total stockholders' equity	6,164,204	15,920,031
Total liabilities and stockholders' equity	$18,842,785	$21,956,217

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues, net	$542,010	$197,862	$1,371,631	$387,647

Operating expenses:
Network operations, including non-cash costs of
$27,668 and $13,834 for the three months ended September 30, 2012 and 2011, respectively, and $55,334 and $41,500 for the nine months ended September 30, 2012 and 2011, respectively	480,023	634,954	1,957,468	1,286,332
General and administration, including non-cash costs of
$356,694 and $395,168 for the three months ended September 30, 2012 and 2011, respectively, and $1,097,480 and $931,723 for the nine months ended September 30, 2012 and 2011, respectively	991,609	1,086,330	3,366,596	2,677,016
Non-cash expense (reversal) related to valuation of
HealthCor derivatives	—	(5,268,474)	—	6,966,873
Sales and marketing	599,333	238,355	1,579,845	531,042
Research and development	202,032	193,885	661,314	577,959
Depreciation and amortization	532,515	414,719	1,622,783	1,094,758
Total operating income (expense)	2,805,512	(2,700,231)	9,188,006	13,133,980
Operating income (loss)	(2,263,502)	2,898,093	(7,816,375)	(12,746,333)
Other income and (expense):
Interest expense	(1,951,839)	(1,580,685)	(5,703,960)	(2,813,011)
Interest income	1,343	511	4,378	863
Other income	2,768	82	5,406	96
Total other income (expense)	(1,947,728)	(1,580,092)	(5,694,176)	(2,812,052)
Income (loss) before taxes	(4,211,230)	1,318,001	(13,510,551)	(15,558,385)
Provision for income taxes	—	—	—	—
Net income (loss)	(4,211,230)	1,318,001	(13,510,551)	(15,558,385)
Net loss attributable to noncontrolling
interest	(52,941)	(14,320)	(136,974)	(67,768)
Net income (loss) attributable to CareView
Communications, Inc.	$(4,158,289)	$1,332,321	$(13,373,577)	$(15,490,617)
Net income (loss) per share attributable to CareView
Communications, Inc.	$(0.03)	$0.01	$(0.10)	$(0.12)
Weighted average number of common
shares outstanding, basic and diluted	132,086,379	130,119,988	131,987,615	129,101,005

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(13,510,551)	$(15,558,385)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	1,199,196	680,986
Provision (reversal) for doubtful accounts	(15,984)	—
Amortization of intangible assets	423,588	413,772
Amortization of debt discount	2,537,069	1,578,582
Amortization of prepaid consulting costs	369,521	—
Amortization of installation costs	137,426	14,127
Amortization of distribution/service costs	55,334	41,500
Amortization of deferred debt issuance costs	394,898	—
Interest incurred and capitalized but not paid	2,533,372	1,120,793
Stock based compensation related to options granted	610,963	560,221
Warrants issued for services	116,996	371,503
Non-cash compensation associated with HealthCor	—	6,966,873
Changes in operating assets and liabilities:
Accounts receivable	(295,955)	(15,428)
Other current assets	83,665	(94,666)
Other assets	129,632	(687,724)
Accounts payable	(1,035,963)	578,099
Accrued interest	39,366	(24,524)
Accrued expenses and other current liabilities	322,817	123,643
Net cash flows used in operating activities	(5,904,610)	(3,930,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(511,136)	(3,627,963)
Deferred installation costs	(382,815)	(389,437)
Patent and trademark costs	(28,482)	(27,786)
Purchase of computer software	(10,460)	—
Net cash flows used in investing activities	(932,893)	(4,045,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000,000	20,000,000
Proceeds from exercise of options and warrants	20,635	502,356
Repayment of notes payable	(42,252)	(115,167)
Net cash flows provided by financing activities	4,978,383	20,387,189

Increase (decrease) in cash	(1,859,120)	12,411,375
Cash, beginning of period	8,526,857	26,565
Cash, end of period	$6,667,737	$12,437,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$62,827	$539,033

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Paid in kind interest associated with the HealthCor funding	$2,533,372	$1,120,793

Warrants exercised with receivable	$241,816	$—

Warrants issued for services	$—	$753,500

Warrants issued for financing	$—	$1,535,714

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

NOTE B – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrant(s)”) that it issues (except warrants issued to HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “HealthCor Warrants”) discussed more fully later in this footnote).  The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.  The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

During the nine months ended September 30, 2012, the Company issued Warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 2, 2012, the Company issued a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share to an entity – all of which was recorded as non-cash compensation; (ii) on May 7, 2012, the Company entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of the Company's Common Stock.  Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated.  At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share.  Since the Warrant was issued to a non-employee which had specific vesting requirements, the Company follows ASC 505-50 which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or gain to income.  The Company recorded a net charge to income of $37,620 and $68,796 for the three and nine months ended September 30, 2012.  (See NOTE K – SERVICE AGREEMENTS for further details.) and (iii) on May 31, 2012, the Company entered into an addendum to a two year sales consulting agreement with an entity, wherein a portion of the compensation was paid through the issuance of a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $52,300) at an exercise price of $1.55 per share and accordingly $17,432 was charged to expense and recorded as non-cash compensation and $34,868 as deferred costs in other assets (See NOTE K – SERVICE AGREEMENTS for further details.).  During the nine months ended September 30, 2012, the Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $55,334 as distribution/service costs in network operations, (ii) $352,089 as non-cash compensation in general and administration, and (iii) $394,898 as interest expense.

During the nine months ended September 30, 2011, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company's Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share – $109,621 was charged to expense and recorded as non-cash compensation and $386,779 was reported as prepaid costs in other assets; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share and accordingly the entire amount was charged to expense and recorded as non-cash compensation; and (iii) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants (See NOTE N – AGREEMENT WITH HEALTHCOR for further details.)  The Company also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $41,500 as distribution/service costs in network operations and (ii) $122,064 as non-cash compensation in general and administration.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

On January 16, 2012 (partial exercise) and February 6, 2012 (exercise of the balance), an unaffiliated entity exercised a Warrant to purchase an aggregate of 400,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the unaffiliated entity surrendered its right to receive 122,191 shares, resulting in an issuance to the entity of 277,809 shares of Common Stock.  On January 19, 2012, two unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of the Company's Common Stock at an aggregate exercise price of $20,635.  On February 28, 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 450,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the individual surrendered its right to receive 138,143 shares, resulting in an issuance to the individual of 311,857 shares of Common Stock.

On September 28, 2012, Gerald Murphy, a director of the Company, exercised a Warrant to purchase an aggregate of 439,666 shares of the Company's Common Stock at an aggregate exercise price of $241,816.  (See NOTE H – RELATED PARTIES for further details).

As of September 30, 2012, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,074,213 shares of the Company's Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.75 per share and a weighted average contractual life of 3.1 years.  As of September 30, 2012, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $207,000.

During the year ended December 31, 2011, the Company issued Warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 21, 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company's Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through December 31, 2011, $171,669 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $324,731 was reported as prepaid costs in other assets.  At September 30, 2012, prepaid costs totaled $138,584.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.74%; risk free rate of 2.14%; and a dividend yield of 0%; (ii) on May 31, 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share, through December 31, 2011, $110,300 was charged to expense and recorded as non-cash compensation.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.00%; risk free rate of 1.68%; and a dividend yield of 0%; (iii) on August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company's Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through December 31, 2011, $102,920 was charged to expense and recorded as non-cash compensation and as of December 31, 2011, $43,880 was reported as prepaid costs in other assets. At September 30, 2012, prepaid costs were $0, and as of September 31, 2012 $43,880 was charged to non-cash compensation. The Warrants were valued on the date of the grant using a term of three (3) years; volatility of 81.83%; risk free rate of 0.41%; and a dividend yield of 0%; (iv) on August 31, 2011, the Company entered into a Loan and Security Agreement with Comerica and Bridge Banks (the "Banks") wherein the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock (with an aggregate fair value of $1,535,714) at an exercise price of $1.40 per share; through

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

December 31, 2011, $219,390 was charged to expense and recorded as interest expense and as of December 31, 2011, $1,316,324 was reported as deferred debt issuance costs.  At September 30, 2012, deferred debt issuance costs totaled $921,426.  The Warrants were valued on the date of the grant using a term of seven (7) years; volatility of 83.14%; risk free rate of 1.56%; and a dividend yield of 0% (See NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for further details); and (iv) as part of a Note and Warrant Purchase Agreement entered into with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund LP, the Company issued 11,782,859 Warrants in April 2011 (See NOTE N – AGREEMENT WITH HEALTHCOR for further details).  These Warrants were valued using the Lattice Model.

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2012, the Company did not grant any options to purchase shares of the Company's Common Stock (“Option(s)”).  During those same nine months, resulting from the resignation and termination of 11 employees, Options to purchase an aggregate of 380,306 shares were cancelled.  As of September 30, 2012, 8,369,809 Options remained outstanding.

During the nine months ended September 30, 2011, 272,500 Options, having a fair value of $239,180, were granted to employees.  The ten-year Options have an exercise price of between $1.40 and $1.69 per share and vests over a three-year period, one-third per year on the anniversary date of the Option.

A summary of the Company's stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Granted	-0-	-0-
Exercised	-0-	-0-
Expired	-0-	-0-
Cancelled	(380,306)	$(1.00)
Balance at September 30, 2012	8,369,809	$0.64	6.6	$3,705,619
Vested and Exercisable at September 30, 2012	6,818,903	$0.56	6.2	$3,343,585

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE B – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Risk-free interest rate	NA	0.35-1.39%
Volatility	NA	80.85-84.78%
Expected life	NA	3 years
Dividend yield	NA	0.00%

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

Share-based compensation expense for Options recognized in our results for the three and nine months ended September 30, 2012 ($203,264 and $610,963, respectively) and for the three and nine months ended September 30, 2011 ($189,379 and $560,221, respectively) is based on awards granted and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At September 30, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $592,000, which is expected to be recognized over a weighted-average period of 1.6 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE C – OTHER CURRENT ASSETS

Other current assets consist of the following:
	September 30, 2012	December 31, 2011
Other receivables-related party	$241,816	$188,823
Prepaid expenses	201,301	99,651
Legal retainer	61,091	62,402
Other receivables	13,029	2,210
Note receivable-employee	-0-	6,000
TOTAL OTHER CURRENT ASSETS	$517,237	$359,086

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE D – PROPERTY AND EQUIPMENT

Fixed assets consist of the following:
	September 30, 2012	December 31, 2011
Network equipment	$10,167,470	$9,720,351
Office equipment	120,333	106,008
Vehicles	116,032	82,622
Test equipment	84,315	81,670
Furniture	75,673	67,157
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	-0-
	10,575,810	10,064,674
Less: accumulated depreciation	(2,519,078)	(1,319,882)
TOTAL PROPERTY AND EQUIPMENT	$8,056,732	$8,744,792

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1,199,196 and $680,986, respectively.

NOTE E – OTHER ASSETS

Intangible assets consist of the following:
	September 30, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$148,904	$5,936	$142,968
Computer software	34,460	9,123	25,337
Software development costs	2,002,933	1,902,885	100,048
Other intellectual property	750,000	712,405	37,595
TOTAL INTANGIBLE ASSETS	$2,936,297	$2,630,349	$305,948

	December 31, 2011
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$3,076	$117,346
Computer software	24,000	1,333	22,667
Software development costs	2,002,933	1,602,352	400,581
Other intellectual property	750,000	600,000	150,000
TOTAL INTANGIBLE ASSETS	$2,897,355	$2,206,761	$690,594

Amortization expense for the nine months ended September 30, 2012 and 2011 was $423,588 and $413,722, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE E – OTHER ASSETS (Continued)

Other assets consist of the following:
	September 30, 2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$614,288	$921,426
Deferred installation costs	1,237,726	182,393	1,055,333
Prepaid consulting	1,131,300	924,598	206,702
Deferred closing costs	516,050	202,640	313,410
Prepaid license fee	233,606	17,759	215,847
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	166,000	-0-
TOTAL OTHER ASSETS	$4,904,020	$2,107,678	$2,796,342

	December 31,2011
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$219,390	$1,316,324
Deferred installation costs	854,911	44,967	809,944
Prepaid consulting	1,079,000	555,077	523,923
Deferred closing costs	500,532	69,785	430,747
Prepaid license fee	233,606	5,464	228,142
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	110,666	55,334
TOTAL OTHER ASSETS	$4,453,387	$1,005,349	$3,448,038

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	September 30, 2012	December 31, 2011
Accrued taxes	$502,125	$261,399
Lease liability	43,379	-0-
Accrued gross interest income	28,010	11,908
Insurance financing	24,571	1,961
TOTAL OTHER CURRENT LIABILITIES	$598,085	$275,268

NOTE G – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the nine months ended September 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE G – INCOME TAXES (Continued)

be realized. As of September 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE H – RELATED PARTIES

On December 31, 2009, the Company issued a Common Stock Purchase Warrant ("Warrant") to an unrelated entity for the purchase of 449,666 shares of the Company's Common Stock at an exercise price of $0.55 per share.  The expiration date of the Warrant was December 31, 2011.  Gerald Murphy, a director of the Company, together with companies owned by Mr. Murphy (collectively known as the "Murphy Group"), had initiated legal action against the unrelated entity regarding past due sums owed the Murphy Group which had been collateralized by an assignment of the Warrant to Mr. Murphy.  In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the "First Extension").  Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period.  The Company agreed to reissue the Warrant to Mr. Murphy and to extend the expiration date as requested in exchange for Murphy surrendering his right to receive 10,000 of the shares under the Warrant.  On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Mr. Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share.  On September 28, 2012, Mr. Murphy exercised Warrants to purchase an aggregate of 439,666 shares of the Company's Common Stock at an aggregate exercise price of $241,816; however the $241,816 was not received by the Company until October 4, 2012.  As a result, the transaction was reported as a charge to other current assets and a corresponding credit to common stock and additional paid in capital on the accompanying condensed consolidated financial statements.

In January 2012, a related party repaid its outstanding balance of approximately $189,000.  As of September 30, 2012 and December 31, 2011, the Company was owed $0 and approximately $189,000 (comprised of $86,000 from a related party for shared rental expense at the Company's prior offices, and $103,000 from the related party for shared expenses related to consulting services rendered by two individuals).  The $189,000 was included in other current assets in the accompanying condensed consolidated financial statements for December 31, 2011.

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

Both Rockwell and the Company own 50% of each Project LLC formed for the Project Hospitals. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital.  Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs with 50% attributed to a promissory note bearing interest at 10% and 50% attributed to member's equity. The Project Notes are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.  Additionally, the Project LLCs have an obligation to pay Rockwell a Preferential Return (the amount of Rockwell's aggregate capital contribution to the Project LLCs plus ten percent (10%) per annum,

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE I – JOINT VENTURE AGREEMENT (Continued)

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

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the "Project Warrant(s)").  The Project Warrant was valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrant is classified as equity and is included in additional paid-in-capital on the accompanying condensed consolidated financial statements. The Company allocated the proceeds to the Project Warrant and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying condensed consolidated financial statements.  Amortization expense totaled $147,411 and $143,929 of the nine month periods ended September 30, 2012 and 2011, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

Hillcrest Medical Center, one of the Company’s Project LLCs, notified the Company of its desire to terminate its hospital agreement.  This termination, effective January 27, 2012, resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell Holdings.  The Company incurred de-installation costs of approximately $3,000 for removing its equipment from the hospital premises.  As of September 30, 2012, the Company’s LLCs’ indebtedness to Rockwell Holdings totaled approximately $928,000.

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
SEPTEMBER 30, 2012

NOTE J – VARIABLE INTEREST ENTITIES (continued)

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 are as follows:
	September 30, 2012	December 31, 2011
Assets
Cash	$1,761	$4,161
Receivables	5,223	49,835
Total current assets	6,984	53,996
Property, net	129,344	277,088
Total assets	$136,328	$331,084
Liabilities
Accounts payable	$100,787	$90,212
Notes payable, net of debt discount of $339 and $32,255, respectively	6,427	58,602
Mandatorily redeemable interest, net of debt discount of $339 and $32,255, respectively	6,427	58,602
Accrued interest	40,708	1,342
Other current liabilities	56,927	55,417
Total current liabilities	211,276	264,175

Notes payable, net of debt discount of $58,925 and $100,715, respectively	377,883	273,128
Mandatorily redeemable interest, net of debt discount of $58,925 and $100,715, respectively	377,883	273,128
Total long term liabilities	755,766	546,256
Total liabilities	$967,042	$810,431

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011

Revenue	$61,372	$237,439
Network operations	18,762	55,031
General and administrative expense	31,545	6,834
Depreciation	70,328	89,594
Total operating costs	120,635	151,459
Operating income (loss)	(59,263)	85,980
Amortization of debt discount	147,411	143,929
Interest expense	67,276	77,587
Total other expense	214,687	221,516
Loss before taxes	(273,950)	(135,536)
Provision for taxes	-0-	-0-
Net loss	(273,950)	(135,536)
Net loss attributable to noncontrolling interest	(136,975)	(67,768)
Net loss attributable to CareView Communications, Inc.	$(136,975)	$(67,768)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE K – SERVICE AGREEMENTS

Distribution Agreement

On January 9, 2010, the Company entered into a Distribution Agreement ("Agreement") with an unrelated entity (the “Distributor”) to distribute the CareView System™ on the East Coast of the United States.  In addition to selling the CareView System™, the entity will also serve as CareView's East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the "Warrant") to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.52 per share. The Warrant has not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrant, with a fair value of $166,000, is being amortized over the life of the Agreement.  For the nine month periods ended September 30, 2012 and 2011, the Company recognized expense of $55,334 and $41,500, respectively, as distribution expense in network operations.  As of September 30, 2012 and December 31, 2011, the Company reported $0 and $55,334, respectively as deferred distribution cost in other assets on the accompanying condensed consolidated financial statements.

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement ("Consulting Agreement") with an unrelated entity and an unrelated individual (collectively, the "Consultant") wherein the prior Distribution Agreement with the Company was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement.  As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company's Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company's Common Stock on the date of the first anniversary thereof (the "Shares").  CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital.  In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the "Addendum") under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement.  Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a Common Stock Purchase Warrant ("Warrant") to Consultant for the purchase of 100,000 shares of the Company's Common Stock.  Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows:  (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company's Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company's Common Stock on the date of issuance.  Shares underlying the Warrants would vest immediately upon issuance of each Warrant.  Accordingly, the Company issued a five-year Warrant to Consultant for 50,000 shares with an exercise price of $1.55 per share.  CareView agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital.  The first payment due thereunder was paid on March 1, 2012 in the amount of $10,000 and with subsequent payments due on the 20th day of each month thereafter.  In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals.  Consultant will receive commissions on receipt of revenue by CareView as follows: (i) for 5-year contracts, Consultant will receive 10% in year 1, 8% in year 2, 7% in year 3, 5% in year 4 and 3% in year 5 and (ii) for 3-year contracts, Consultant will receive 6% in year 1, 4% in year 2 and 2% in year 3.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE K – SERVICE AGREEMENTS (Continued)

Advisory Services Agreement

On May 7, 2012, the Company entered into an Advisory Services Agreement with an unrelated entity (the “Advisor”) under which the Advisor will provide services related to micro-cap market research and investor relations.  The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice.  Compensation for the Advisor includes a retainer of $5,000 per month payable in advance.  In addition, the Company issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of the Company's Common Stock at an exercise price of $1.65 per share.  Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated.  In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the "GII Agreement") with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015.  At September 30, 2012, based on actual revenue, the Company recorded a liability for the GII owner's put of approximately $25,000 (the estimated fair value of the GII owner's put).  This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company's products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE M – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA").  Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA.  As of September 30, 2012, the Company has deployed 4,011 units to 55 hospitals.  Of that number 3,096 of the units were billable.  The term "deployed" means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital.  The term "billable units" refers to the aggregate of all units on which we charge fees.

NOTE N – AGREEMENT WITH HEALTHCOR

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors").  Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the "Convertible Debt").  As of September 30, 2012, the underlying shares of the Company’s Common Stock related to the Convertible Debt totaled approximately 19,110,000 (after applying the PIK for the period from April 21, 2011 through September 30, 2012).  The Notes have a maturity date of April 20, 2021.  Along with the Convertible Debt, the Company issued Common Stock purchase warrants (the “HealthCor Warrants”).  Due to certain anti-dilution provisions associated with both the conversion feature of the Convertible Debt and the exercise price of the HealthCor Warrants, both instruments required liability treatment on the consolidated balance sheet under ASC 815-10.  The full fair value of the derivatives related to the embedded conversion feature of the Convertible Debt and the HealthCor Warrants was recorded as long-term liability in the amount of $33,461,512 at the time of issuance.  This transaction resulted in a discount of $20,000,000 on the Convertible Debt and the excess of the fair value of the derivatives over the discount recorded totaling $13,461,512 was recorded as non-cash expense in other expense at the time of issuance.  The fair value of these derivative liabilities was computed using a Monte Carlo simulation embedded in the Binomial Lattice option pricing model (the “Lattice Model”).  Due to the complexities provided by the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.  The Lattice Model relies on multiple inputs, using multiple stock price paths and incorporates several Level 1 inputs such as the Company’s stock price and risk free rates based on the U.S Treasury strip note yield curve at the valuation date.  The model also took into consideration that that future financings, especially those that would invoke the anti-dilution provision, would be remote due to the Company’s liquidity at the time of issuance.  The model also assumed a dilutive event would occur approximately one year from the date of issuance as the anti-dilution provision gives the greatest benefit to the note holders in the first year.  Lastly, the volatility rate at the valuation dates was 55% and the overall probability of a dilutive event occurrence was assigned a 5% chance based on the Company’s liquidity at the time of issuance and valuation.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (Continued)

On January 9, 2012, the Company entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, "HCP") regarding the issuance by the Company to HCP of a $5,000,000 Senior Convertible Note(s) (the “New Senior Convertible Note(s)”).  To that end, on January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement ("Second Amendment") amending the Purchase Agreement, and issued the New Senior Convertible Notes to the Investors, each as described below.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors.  The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of "Notes" and "Closing Securities" under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of "Note Shares" under the Purchase Agreement.

Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. As provided by the Second Amendment, the New Senior Convertible Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the "Issuance Date," "Maturity Date," "First Five Year Note Period" and other terms to take into account the timing of the issuance of the New Senior Convertible Notes.  The New Senior Convertible Notes have a maturity date ten (10) years from the date of issuance. The New Senior Convertible Notes will bear interest accordingly:

(a)
During years 1-5, interest will be payable (on a cumulative basis) by the issuance of additional convertible debt (a "PIK") with the same terms as New Senior Convertible Notes, at an interest rate of 12.5%, compounded quarterly.

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

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the "Loan Amendment"), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the “Loan and Security Agreement”).  The Loan Amendment effected a change to the definition of "HealthCor Debt" under the Loan and Security Agreement, which is a component

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE N – AGREEMENT WITH HEALTHCOR (Continued)

of "Permitted Indebtedness" under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes.

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid the underlying shares of the Company’s Common Stock totaled approximately 4,000,000.  As of September 30, 2012, the underlying shares of the Company’s Common Stock totaled approximately 4,342,000 (after applying the PIK for the period from January 9, 2012 through September 30, 2012).

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

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature ("BCF") charge in accordance with ASC 470-20.  The Company had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the Senior Convertible Notes and (ii) the New Senior Convertible Notes.  Because the Senior Convertible Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind since issuance qualifies under this accounting treatment.  The full amount of the New Senior Convertible Notes and all accrued payment in kind interest also qualifies for this accounting treatment.  At September 30, 2012, the Company recorded a BCF of $2,712,014 based on the difference between the contractual conversion rate and the current fair value of the Company’s Common Shares at original issuance date.  The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount ratably amortized to interest expense over the expected term of the notes (through April 2021 for the Senior Convertible Notes and through January 2022 for the New Senior Convertible Notes).  To that end, the Company recorded an aggregate of $135,070 and $331,855 in interest expense for the three and nine months ended September 30, 2012, respectively. The carrying value of the debt with HealthCor at September 30, 2012 approximates fair value as the interest rates used are those currently available to the Company and would be considered level 3 inputs under the fair value hierarchy.

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the "Agreement" or the "Revolving Line") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers.  The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.  Interest shall be paid monthly in arrears on any outstanding principal amount.  The interest rate was calculated to be 7% per annum at September 30, 2012.  Through September, 2012, the Company did not borrow any funds under the Revolving Line.  At September 30, 2012, the entire $20,000,000 Revolving Line was available to the Company.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

So long as no event of default has occurred and is continuing and subject to and upon the terms and conditions of the Agreement, and provided that the Company has delivered evidence to the reasonable satisfaction of the Banks of a signed contract for a new customer or the expansion of a contract with an existing customer for the addition of hospital sites and or hospital beds, the Company may request, and the Banks have agreed to make Advances in an aggregate outstanding amount not to exceed the lesser of (i) the $20 million revolving line limit or (ii) the Borrowing Base. As defined in the Agreement "Advances" means cash advances under the Revolving Line and "Borrowing Base" generally means an amount equal to eighty percent (80%) of Eligible Accounts.  As defined in the Agreement, "Eligible Accounts" generally means those accounts that (x) arise in the ordinary course of the Company’s  business; (y) arise from the future, rolling twelve (12) months due to sales of subscriptions to individual hospitals or hospital groups which are associated with (i) existing subscription services that are under contract and have at least twelve (12) months of life left on the contract at the time of inclusion of such account in the Borrowing Base; and (ii) newly executed contracts that have a minimum length of at least four (4) years; and (z) comply with certain Company representations and warranties to the Banks set forth in the Agreement that relate to Eligible Accounts.  Subject to the terms and conditions of the Agreement, amounts borrowed may be repaid and re-borrowed at any time prior to the Revolving Maturity Date, (the earlier of (i) two (2) years after the initial Advance or (ii) June 14, 2014), at which time all Advances shall be immediately due and payable. Except as set forth in the Prime Referenced Rated Addendum to the Agreement, the Company may prepay any Advances without penalty or premium. The Company shall use the proceeds of the Advances for the purchase of machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments and/or installation costs associated with the installation of a new or expanded customer subscription services contract.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE O – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

Also, in connection with the Revolving Line, the Company issued a Warrant to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The fair value of the Warrants at issuance was $1,535,714 and has been recorded as deferred financing costs.  The deferred financing costs are amortized to interest expense over the term of the revolving line using the straight-line method.  For the three and nine months ended September 30, 2012, $131,633 and $394,898 was amortized to interest expense.  The Warrants have not been exercised as of September 30, 2012.

NOTE P - SUBSEQUENT EVENTS

In February 2012, the Company filed an application with the U.S. General Services Administration to be included on its Multiple Award Schedule program through which CareView can provide its products and services to Veteran's Administration ("VA") medical facilities, Department of Defense ("DOD") hospitals and other federal agencies. In October 2012, the Company was awarded GSA Schedule Contract #GS-07F-020AA to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The Company has begun the process of individual contract negotiation with several VA facilities.

On March 30, 2012 (the "Termination Date"), an employee (the "Former Employee") was terminated by the Company.  As of the Termination Date the Former Employee was listed as an inventor on numerous patent applications for inventions he helped develop while an employee.  On November 2, 2012, the Company and the Former Employee entered into a Release Agreement pursuant to which the Company issued the Former Employee a one (1) year Warrant containing a cashless exercise provision for the purchase of 179,638 shares at a purchase price of $0.52 in exchange for the Former Employee's release of all claims and the assignment of the patent applications to the Company.  The Warrant vested immediately upon issuance with a fair value of approximately $91,000.  The Warrant was valued on the date of the grant using a term of one (1) years; volatility of 41.55%; risk free rate of 0.18%; and a dividend yield of 0%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 15, 2012, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2011. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use system (the "CareView System™"). The CareView System™ runs on each hospital's coaxial cable television network that provides television signals to a patient room; consequently, CareView's network does not need to run on or through the hospital's specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company's proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications.  Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient's quality of stay.  There is no capital expenditure by a subscribing hospital as CareView provides all hardware and installation of the CareView System™ in each room at no charge. Fees paid to CareView by each hospital consists of monthly service fees for each system installed (one per bed) and an additional rate for each nursing station monitor.  Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView System includes two components which are separately billed; the RCP or Room Control Platform and the Nurse Station (each component referred to as a "unit").  The term "bed" refers to each hospital bed as part of the overall potential volume that a hospital represents. For example, if a hospital has 200 beds, the aggregate of those beds is the overall potential volume of that hospital. The term "bed" is often used interchangeably with "RCP" or "Room Control Platform" as this component of the CareView System consistently resides within each hospital room where the "bed" is located. There are typically three Nurse Stations per each 100 beds/RCPs. The term "deployed" means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital. The term "installed" means that the units have been mounted and are operational. The term "billable units" refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a Hospital Agreement or Pilot Agreement. This terminology is used in an effort to better define and track the staging and billing of the individual components of the CareView System.

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

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement ("Amendment Agreement") agreeing to (a) amend the Purchase Agreement pursuant to Section 7.9 thereof, in order to modify the Investors’ right to restrict certain equity issuances as set forth therein; and (b) amend the HealthCor Notes and the HealthCor Warrants, pursuant to Section 11 of the HealthCor Notes and Section 21 of the HealthCor Warrants, in order to eliminate certain anti-dilution provisions contained therein.  The accounting treatment resulting from the elimination of the anti-dilution provision reclassed approximately $23,000,000 in related long-term liabilities to stockholders' equity; however, this does not affect the accounting for debt discount which will remain and continue to be amortized to interest expense.

On January 31, 2012, the Company and the Investors entered into the Second Amendment to Note and Warrant Purchase Agreement ("Second Amendment") amending the Purchase Agreement and issued a $5,000,000 Senior Convertible Note(s) (the "New Senior Convertible Note(s)") to the Investors.

The Second Amendment provided that, following the Issue Date, the Company was permitted to sell, on the same terms and conditions as those contained in the Purchase Agreement (as amended from time to time), up to $5,000,000 in New Senior Convertible Notes to the Investors.  The Second Amendment provided that the New Senior Convertible Notes shall be included within the definition of "Notes" and "Closing Securities" under the Purchase Agreement, and any shares of Common Stock issuable upon conversion of the New Senior Convertible Notes shall be included within the definition of "Note Shares" under the Purchase Agreement. Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively.  For more details, see Note N – AGREEMENT WITH HEALTHCOR, set forth in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Report.

Sales Consulting Agreement

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement ("Consulting Agreement") with an unrelated entity and an unrelated individual (collectively, the "Consultant") wherein the prior Distribution Agreement between the Company and the Consultant was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company's Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company's Common Stock on the date of the first anniversary thereof (the "Shares").  The Company agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant is eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On

May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the "Addendum") under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement.  Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a Common Stock Purchase Warrant ("Warrant") to Consultant for the purchase of 100,000 shares of the Company's Common Stock.  Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows:  (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company's Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company's Common Stock on the date of issuance.  Shares underlying the Warrants vest immediately upon issuance of each Warrant.  Accordingly, the Company issued a five-year Warrant to Consultant for 50,000 shares with an exercise price of $1.55 per share.  For more details, see Note K – SERVICE AGREEMENTS, set forth in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Report.

Advisory Services Agreement

On May 7, 2012, the Company entered into an Advisory Services Agreement (the "Agreement") with an unrelated entity (the "Advisor") under which the Advisor will provide services related to micro-cap market research and investor relations.  The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice.  Compensation includes a retainer of $5,000 per month payable in advance.  In addition, the Company issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of the Company's Common Stock at an exercise price of $1.65 per share.  Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated.  In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled.

Transfer, Extension and Exercise of Warrant

On December 31, 2009, the Company issued a Common Stock Purchase Warrant ("Warrant") to an unaffiliated entity for the purchase of 449,666 shares of the Company's Common Stock at an exercise price of $0.55 per share.  The expiration date of the Warrant was December 31, 2011.  Gerald Murphy, a director of the Company, together with companies owned by Murphy (collectively known as the "Murphy Group"), had initiated legal action against the entity regarding past due sums owed the Murphy Group which had been collateralized by an assignment of the Warrant to Mr. Murphy.  In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the "First Extension").  Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period.  The Company agreed to reissue the Warrant to Mr. Murphy and to extend the expiration date as requested in exchange for Mr. Murphy surrendering his right to receive 10,000 of the shares under the Warrant.  On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Mr. Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share. Mr. Murphy exercised the Warrant in full on September 28, 2012 through the payment of $241,816. The Company subsequently issued 439,666 shares to Mr. Murphy.

Cancellation of Options

During the nine months ended September 30, 2012, Options to purchase an aggregate of 380,306 shares were cancelled due to resignation and termination of eleven (11) employees.

Hospital Agreement and Pilot Update

On October 19, 2011, the Company entered into a pilot agreement with Palmetto Health Richland ("Palmetto") on a six-month trial basis for approximately 100 units. Palmetto subsequently informed the Company that it needed to concentrate on the completion of its electronic medical record implementation before it could begin with the pilot program.  To date, the Company has no deployed units at Palmetto and Palmetto has not communicated with the Company regarding an estimated deployment date.

On November 29, 2011, the Company entered into a Pilot Agreement with IASIS Healthcare, a leading owner and operator of 18 acute care hospitals in high-growth urban and suburban markets in seven states ("IASIS").  Under the Pilot Agreement, CareView was to install its CareView System™ for a six-month trial basis in approximately 500 beds in three hospitals located in Arizona and Texas. Ultimately, the Company installed units for approximately 600 beds.  Although the trial is continuing, the Company is in the process of negotiating a hospital agreement with IASIS and anticipates that it will be finalized in the fourth quarter 2012.

In February 2012, the Company filed an application with the U.S. General Services Administration to be included on its Multiple Award Schedule program through which CareView can provide its products and services to Veteran's Administration ("VA") medical facilities, Department of Defense ("DOD") hospitals and other federal agencies. In October 2012, the Company was awarded GSA Schedule Contract #GS-07F-020AA to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The Company has begun the process of individual contract negotiation with several VA facilities.

Effective January 27, 2012, Hillcrest notified the Company that it desired to terminate its contract which resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to Rockwell Holdings. The Company  incurred de-installation costs of approximately $3,000 for removing its equipment from the hospital premises.

At September 30, 2012, the Company had approximately 5,395 deployed units. Excluding Hospital Management Associates, Inc. (HMA) hospitals and the IASIS pilot agreement, the Company had seven hospital agreements that covered an aggregate of 666 deployed units, of which 487 are installed and 427 of those are billable as of September 30, 2012.  The 55 HMA hospitals we service represent an aggregate of 9,500 beds of which 4,011 are deployed and 3,096 of those units are billable as of September 30, 2012.  As reported in the Form 10Q as of June 30, 2012, the Company recently extended proposals to five (5) additional hospitals potentially leading to the opportunity to install and provide patient services for approximately 9,700 beds.  The Company continues to evaluate and negotiate those opportunities.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three months ended September 30,
	2012	2011	Change
	(000’s)
Revenue	$542	$198	$344
Operating expenses	2,806	2,568	238
Non-cash cost (HealthCor)	-0-	(5,268)	5,268
Operating loss	(2,264)	2,898	(5,162)
Other, net	(1,947)	(1,580)	(367)
Net income (loss)	(4,211)	1,318	(5,529)
Net loss attributable to
noncontrolling interest	(53)	(14)	(39)
Net income (loss)
attributed to CareView	$(4,158)	$1,332	$(5,490)

Revenue

The increase in revenue of $344,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, was primarily a result of the Company’s entry into a Master Agreement with HMA in March 2011.

Hospitals with billable units increased to 51 for the three months ended September 30, 2012 as compared to eight (8) for the comparable period for the prior year.  Of the 51 hospitals with billable units on September 30, 2012, HMA hospitals accounted for 44 of the total.  Billable units for all hospitals totaled 3,554 on September 30, 2012 as compared to 1,083 on September 30, 2011.

The Company knows of no known trends or uncertainties related to other hospital agreements, negotiations or relationships that have had, or could reasonably be expected to have, a material impact, favorable or unfavorable, on net revenues or income from continuing operations.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2012	2011
Human resource costs, including non-cash compensation	46%	44%
Professional fees for legal, accounting and consulting	9%	9%
Depreciation and amortization expense	19%	16%
Product deployment costs	4%	5%
Travel	9%	7%
Other	13%	19%

Operating expenses increased by 9% as a result of the following items:

(000’s)
Increase in human resource costs	$190
Decrease in non-cash compensation (options and warrants)	(38)
Increase in professional and consulting	36
Increase in depreciation	118
Decrease in installation and deployment costs	(10)
Decrease in product and technical support	(23)
Increase in travel	70
Decrease in marketing costs	(4)
Decrease in all other, net	(101)
$238

The increase in human resource related costs (including salaries and benefits) was primarily due to an increase of  9 employees as compared to the comparable prior year period.  The Company had 49 full time employees at September 30, 2012, with all of the additions related to product deployment, customer sales and support.

Non-cash compensation expense decreased slightly as a result of reduced costs related to the fair value of warrants issued for services partially offset by the valuation of outstanding employee stock options for the comparable periods.

Professional and consulting fees increased primarily due to marketing and sales consultants contracted with in order to assist with customer leads and contract negotiations, partially offset by reductions in accounting and legal expense.

The increase in depreciation expense was directly related to the increase in deployable assets.

The increase in travel and marketing expense was a direct result of increased activity associated with sales and marketing efforts related to growing our installed base.

Other, net

Other non-operating income and expense increased by $367,000 for the three months ended September 30, 2012 in comparison to the same period in 2011 as a result of an increase in interest expense totaling $454,000, primarily related to the HealthCor funding transaction, partially offset by decreases in the amortization of debt discount totaling $80,000 and other income and expense totaling $7,000.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $53,000 net loss attributed to noncontrolling interests, CareView’s third quarter 2012 net loss of $4,158,000 increased $5,491,000 (412%) as compared to the $1,332,000 net income for the third quarter of 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

	Nine months ended September 30,
	2012	2011	Change
	(000’s)
Revenue	$1,372	$388	$984
Operating expenses	9,188	6,167	3,021
Non-cash cost (HealthCor)	-0-	6,967	(6,967)
Operating loss	(7,816)	(12,746)	4,930
Other, net	(5,695)	(2,813)	(2,882)
Net loss	(13,511)	(15,559)	2,048
Net loss attributable to
noncontrolling interest	(137)	(68)	(69)
Net loss attributable to
CareView	$(13,374)	$(15,491)	$2,117

Revenue

As noted previously for the increase in revenue for the three months ended September 30, 2012, the increase in revenue of $984,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily a result of the Company’s entry into a Master Agreement with HMA in March 2011.  The Company commenced billing under the HMA contract in July 2011.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2012	2011
Human resource costs, including non-cash compensation	43%	45%
Professional fees for legal, accounting and consulting	12%	13%
Depreciation and amortization expense	18%	18%
Product deployment costs	5%	5%
Travel	8%	6%
Other	14%	13%

Operating expenses increased by 49% as a result of the following items:

	(000’s	)
Increase in human resource costs	$987
Increase in non-cash compensation (options and warrants)	166
Increase in professional and consulting	369
Increase in depreciation	528
Increase in property tax	99
Increase in installation and deployment costs	164
Increase in product and technical support	102
Increase in travel	376
Increase in marketing	87
Increase in all other, net	143
	$3,021

The increase in human resource related costs (including salaries and benefits) was primarily due to the increase of 9 employees as compared to the comparable prior year period.  The Company had 49 employees at September 30, 2012, with most of the additions related to customer sales and support.

Non-cash compensation expense increased as a result additional cost related to the fair value of warrants issued for services and the valuation of outstanding employee stock options for the comparable periods.

Professional and consulting fees increase of $369,000 was primarily a result of:  (i) $259,000 related to sales and marketing efforts to aid the Company with sales and contract negotiations, (ii) $100,000 related to a consulting/settlement agreement with the previous CFO. (iii) $125,000 related administrative support assistance and public company filing support costs (net of a reduction in legal fees of $133,000), and (iii)

The increase in depreciation expense was directly related to the increase in deployable assets.

Higher installation and deployment, property tax, product, technical support costs were primarily associated with the significant increase of distribution activity for the Company’s equipment and the related costs involved with the ongoing support of customer sites as well repair and maintenance of existing on site equipment.

The increase in travel expense was a direct result of increased sales lead activity and interest in the CareView system specifically related to expanding our customer base as well as installation and training efforts related to supporting our  existing installed base.

Other, net

Other non-operating expense increased by $2,882,000 for the nine months ended September 30, 2012 in comparison to the same period in 2011 due to increases in the amortization of debt discount totaling $714,000 and interest expense totaling $2,192,000 primarily related to the HealthCor funding transaction, partially offset by decreases other income and expense totaling $24,000.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $137,000 net loss attributed to noncontrolling interests, CareView’s third quarter 2012 net loss of $13,374,000 decreased $2,117,000 (14%) as compared to the $15,491,000 net loss for the third quarter of 2011.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead.  Our ability to achieve future operating profitability is directly related to our success in obtaining new hospital agreements resulting in billable units and our ability to control and effectively manage operating costs. At the time of filing, the Company had five (5) outstanding proposals totaling approximately 9,700 beds. With the combination of new business and the ongoing deployment and installation of units under our existing hospital agreements, the Company believes it will have sufficient sales demand in order to achieve future operating profitability by the end of the third quarter 2013. The Company estimates it will achieve operating profitability with approximately 11,000 to 12,000 billable units; however, due to conditions and influences out of the Company's control including the current state of the national economy, the Company cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame.

As of September 30, 2012, CareView’s working capital was approximately $6,586,000 with approximately $6,668,000 cash on hand, our accumulated deficit was approximately $60,146,000 and our stockholders’ equity was approximately $6,528,000.

During the nine months ended September 30, 2012, we generated cash of approximately $6,112,000 through debt financing with HealthCor, as previously described ($5,000,000), collection of accounts receivable (approximately $1,092,000) and the exercise of Options (approximately $21,000).  Expenditures during that period totaled approximately $7,972,000, comprised of human resources related costs (approximately $2,815,000), purchase and installation of equipment (approximately $933,000), repayment of debt (approximately $42,000) and other operating costs (approximately $4,181,000).  Our net change in cash for the nine months ended September 30, 2012 was approximately $1,859,000.

From an operating cash flow standpoint, our agreement with HMA has generated approximately $1,142,000 in revenue for the nine months ended September 30, 2012 compared to $51,000 for the same period in 2011.  As previously addressed, Hillcrest, a non-HMA hospital, terminated its agreement which resulted in the loss of monthly revenue of approximately $20,000; however, the projected loss has been replaced by the billable units at HMA hospitals. From an investing cash flow standpoint, the Company will use existing units already purchased between October 2011 through January 2012 to support future HMA installations and other installations with other current hospital agreements.  New hospital agreement purchases will likely be facilitated through use of the Comerica $20 million revolving line of credit. The Company has a loan agreement with Comerica (see Note O – Loan and Security Agreement with Comerica Bank and Bridge Bank) under which the Company can utilize new and existing hospital agreements to establish value in order to borrow against a $20 million revolving line of credit to support future capital expenditures necessary for future installed units. The Company primarily supports its operating expenses with its cash on hand, operating cash flow generated from billable units and from collecting previous invoices due from existing customers. At the date of filing, the Company did not have any material outstanding commitments to purchase capital expenditures, had not borrowed against the revolving line of credit with Comerica, nor had planned any other material debt repayments.

The Company believes that it will have sufficient financial resources to fund its operations for at least the next twelve month period based upon the following: (i) the use of existing cash on hand, (ii) the ability to generate future and ongoing operating cash flow through invoicing and prompt collections on our current customer base (iii) the high probability customer base expansion through closing specific customer contracts which will allow the Company to increase the operating cash flow generated  (iv) the ability to borrow on a $20 million revolving line of credit to fund and support expected new customer base expansion  (v) the ability to generate additional financing as needed through issuance of debt or equity.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the nine months ended September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Samuel A. Greco, the Company's Chief Executive Officer ("CEO") (the Company's principal executive officer) and Anthony P. Piccin, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

CareView's significant business risks are described in Part 1, Item 1A in our Form 10-K for year ended December 31, 2011 filed with the Commission on March 15, 2012, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since that filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Warrant Transactions

On July 2, 2012, in conjunction with the previously mentioned Warrant acquired by Gerald Murphy, a director of the Company, the Company reissued a Warrant for the purchase of 439,666 shares of the Company's Common Stock at an exercise price of $0.55 per share with an expiration date of September 28, 2012.   Mr. Murphy exercised the Warrant in full on September 28, 2012 through the payment of $241,816.  The shares were subsequently issued by the Company.

On March 30, 2012 (the "Termination Date"), an employee (the "Former Employee") was terminated by the Company.  As of the Termination Date the Former Employee was listed as an inventor on numerous patent applications for inventions he helped develop while an employee.  On November 2, 2012, the Company and the Former Employee entered into a Release Agreement pursuant to which the Company issued the Former Employee a one (1) year Warrant containing a cashless exercise provision for the purchase of 179,638 shares at a purchase price of $0.52 in exchange for the Former Employee's release of all claims and the assignment of the patent applications to the Company.  The Warrant vested immediately upon issuance.

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

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)

10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	03/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc. (12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/2011	Master Agreement with Health Management Associates, Inc.**
10.107	11/02/12	Release Agreement with Stephen Ecker*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/15/12	Subsidiaries of the Registrant(11)
31.1	11/08/12	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/08/12	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/08/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/08/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†
___________________
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
(10)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)    Filed as an exhibit to the Company's Current Report on Form 10-K filed with the SEC on March 15, 2012.
(12)    Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)    Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
*       Filed herewith.
**     Filed herewith; certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
†       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 8, 2012

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer
Principal Financial Officer