Form 10-Q/A
period 2012-09-30
CareView Communications Inc
filed 2013-02-15
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(AMENDMENT NO. 1)
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission ("Commission") on November 8, 2012, in order to revise Exhibit 10.106 in accordance with comments received from the Commission on the Company’s request for confidential treatment.  The Company has made no other changes and has not provided any updates to any other information contained herein.

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

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)

10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	03/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc. (12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/2011	Master Agreement with Health Management Associates, Inc.*
10.107	11/02/12	Release Agreement with Stephen Ecker(14)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/15/12	Subsidiaries of the Registrant(11)
31.1	02/15/13	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	02/15/13	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	02/15/13	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	02/15/13	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†
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
(14)      Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
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

DATE:     February 15, 2013

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer
Principal Financial Officer