Form 10-K
period 2012-12-31
CareView Communications Inc
filed 2013-04-01
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to ___________

Commission File No.:  000-54090

CAREVIEW COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4659068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 State Highway 121, Suite B-240, Lewisville, TX  75067
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (972) 943-6050

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☒	Smaller reporting company ☐

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

The number of shares outstanding of the Registrant’s Common Stock as of March 28 2013 was 132,526,042.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "CareView," or "our Company" refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Nevada limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries") and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities ("VIEs") in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the "Company's LLCs").

PART I

ITEM 1.	BUSINESS.

Historical Overview

CareView Communications, Inc., a Nevada corporation ("CareView" or the "Company"), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.

CareView developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use data and patient monitoring system (the "CareView System®"). The CareView System runs on each hospital's coaxial cable television network that provides television signals to patient room; consequently, CareView's network does not need to run on or through the hospital's specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company's proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient's quality of stay.  There is no capital expenditure by a subscribing hospital as CareView provides all hardware and the installation of the CareView System in each room at no charge.  Fees paid to CareView by each hospital consist of monthly service fees for each patient unit installed (one per subscribed bed) and an additional rate for each nursing station unit installed. Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

Bankruptcy Proceedings during the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Business of Issuer

CareView offers a unique data and patient monitoring system that connects patients, families and healthcare providers (the "CareView System").  Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, archiving and patient care documentation systems.  Through the use of telecommunications technology and the Internet, our products and on-demand services will greatly increase the access to quality medical care and education for both consumers and healthcare professionals.

The CareView System data and patient monitoring system provides secure real-time and recorded video monitoring of patients as well as other value-added services.  The easy-to-install system runs over a hospital's existing cable television infrastructure and includes the Room Control Platform (RCP), head-end and nurse's station equipment, and a suite of complementary software applications.   The CareView System is comprised of the following unique equipment:

●
Head-End:  This collection of server and networking equipment facilitates the CareView network in the hospital and serves as the aggregation point for all real-time video and patient data.  The head-end is typically located in the server room of the hospital and one head-end is typically required per campus.

●	Nursing Station: The CareView System provides nurses an all-in-one touch-screen computer for viewing real-time video and clinical monitoring of patients.
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

●
Tablet: Wireless tablet devices pre-loaded with CareView software are provided to the hospitals for use by various staff members at the hospitals.  The software available on the tablet allows clinical and sitter staff to monitor patients remotely and allows administrative staff to manage the bed control process from the tablet.

●	Wireless Handheld: Wireless handheld devices pre-loaded with CareView software are provided to nurses to enable them to remotely monitor patients.

Our proprietary, high-speed data network system allows real-time bedside and point-of-care video monitoring and recording designed to improve efficiency while limiting liability of the healthcare provider. The entertainment packages and patient education enhance the patient's quality of stay. This technology may also act as an interface gateway for other software systems and medical devices going forward.

CareView understands the importance of providing high quality patient care in a safe environment and believes in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing and create a better work environment and to make the patient's hospital stay more informative and satisfying.

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

•
Servers: The CareView System employs two servers: the video gateway and the application server. Both are identical servers with each being able to provide the services of the other in the case of a failure. The servers we deploy are a mid-level enterprise server positioned for low power usage and high performance. These servers are typically two rack unit servers with moderate storage capabilities with the processing power to handle hundreds of RCPs and dozens of web-based clients (located at nursing stations or other areas in the hospital). CareView installs the servers in a CareView provided rolling rack, or if requested, can install them in the hospital's existing data rack.

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

•
Firewall: The firewall provides the CareView System with secure Internet connectivity and resides in the server room. The CareView System uses this Internet connectivity to remotely manage all hospital installations through the firewall, to provide remote software upgrade service, and to provide services for NetView® and PatientView®, as more fully described herein.

•	Switch: The Ethernet switch provides network connectivity between the servers, CMTS, firewall, and hospital data network. CareView deploys one switch in the hospital server room.

•	Uninterruptible Power Supply (UPS): If the hospital's server room does not provide adequate room-level backup power, CareView will deploy one UPS for the hospital's server room.

Pricing on components of the Head-End vary depending on manufacturer, quantity purchased, and price concessions negotiated on each purchase order.

Nursing Station

The CareView Nursing Station is the primary user interface for medical staff at the hospital. Nurses interact with the all-in-one touch screen to operate CareView's NurseView®, Virtual Bed Rails™, and Ulcer Management Program™. One computer is deployed per nursing station.

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

Tablet

The CareView tablets operate either on the hospital’s existing wireless infrastructure or on a wireless network deployed and managed by CareView. The tablet runs the SitterView™ product that allows sitters or nurses to remotely monitor one or more patients. The tablet also runs the BedView™ product that allows clinical and administrative staff to monitor the flow of patients through the hospital and decrease bed turnaround time through active management of bed and environmental services requests.

Handheld

The CareView handheld devices operate either on the hospital’s existing wireless infrastructure or on a wireless network deployed and managed by CareView. The handheld allows clinical staff to remotely monitor patients without being tethered to the central nurse station monitor.

Installation

All components are either built to the Company's specifications or altered at the Company's facilities prior to deployment. A typical head-end containing two servers, CMTS, firewall, switch, UPS, and Nursing Stations take a two-man team approximately 4.5 hours to install. RCPs are installed separately for each patient bed.

Our Service Offerings

CareView offers several unique services designed to meet hospital needs. In addition to enhancing quality care, the Company's services are offered with no capital expenditure by the hospital and do not interfere with the facility's current management information system. The CareView System™ is the next generation of patient care monitoring. The CareView System is a secure, real-time video-monitoring system that connects the patient to the nursing station for continual observation by the nursing staff while recording all movement within the patient's room for the length of the patient's stay.

The proprietary service offerings of the CareView System provide, among other things:

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

The CareView System, which is fully compliant with the government mandated Health Insurance Portability Accountability Act of 1996 ("HIPPA"), can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. This patient approved video record can be part of the patient's medical file and serve as additional documentation of care/procedures performed, patient and hospital ancillary activity, incident documentation, support for clinical and support services, and if necessary, evidence. Through continued investment in video patient care monitoring, CareView is helping hospitals and nursing homes build a safer, higher quality healthcare delivery system that best serves the patient while striving for the highest levels of satisfaction and comfort.

The Company currently offers the following services: SecureView®, NurseView®, PhysicianView®, Virtual Bed Rails®, Virtual Chair Rails™, SitterView™, EyeCare™, BedView™, PatientView®, NetView®, MovieView®, FacilityView®, BabyView®, NICUView™, SerenityView™ and EquipmentView®. There is no other product currently available that offers all of these important capabilities in one package. The Company is committed to becoming a leading information technology provider to the healthcare industry.

The Company offers the CareView System in its Primary Package, Patient Services Package, and Connectivity Package as outlined below.

Primary Package

The Company's Primary Package provides nursing staff the ability to monitor patients from the nursing station on a continuous basis, eliminating the need for countless trips to a patient's room, while prompting important visits to patients who need immediate attention. This package allows physicians to visit their patients remotely at times when they are unable to make a personal visit. The benefits of the Primary Package are (i) increased efficiency of nursing staff, (ii) greater access for physicians, (iii) enhanced quality of care and (iv) improved patient safety. Risk management and risk financing are both positively impacted by the continuous observation, monitoring and recording of all activities in patients' rooms, making a convenient and necessary video incident report readily available.

The Primary Package usually includes SecureView, NurseView, PhysicianView, Virtual Bed Rails, Virtual Chair Rails, Fall Management Program, and Rounding Alerts.

SecureView is a unique video monitoring system that offers comprehensive patient attention with documentation and recording of all activity in patients' room, ancillary departments, waiting rooms, hallways, stairwells, back doors, inventory areas and parking lots. SecureView takes the guess work and uncertainty out of patient care and safety.

SecureView:
•	Offers comprehensive patient attention with documentation and recording of all in-room activity.
•	Provides risk managers with a "Video Incident Report."
•	Provides a thorough recorded documentation of patient care which will eliminate the need to fund frivolous claims.
•	Documents and records the provision of care, administration of drugs, nursing visits,housekeeping service, dietary delivery and patient movements.
•	Provides enhanced patient safety.
•	Provides a record of "Best Practice."1

NurseView is an effective remote monitoring tool designed to create a more effective and efficient hospital environment. It provides the nursing staff the ability to (i) continually monitor multiple patients at once, (ii) see what is happening in each patient's room, and (iii) view recorded observations should documentation become necessary.

NurseView:
•	Provides a continual observation and monitoring system for nurses.
•	Provides a room security system.
•	Provides a documentation system of patient care.
•	Provides constant visual contact and reduces unnecessary trips to a patient's room.
•	Uses infrared cameras to allow night viewing without disturbing the patient.
•	Provides the patient and their family with comfort by knowing that a trained medical professional is always watching.
•	Provides remote monitoring features that enhance patient care by:
•	Alerting nurses to patient movement thereby protecting an unsecured patient.
•	Giving nurses visual confirmation that bed rails are in their proper position.
•	Creating a team nursing concept – one nurse stays at the nursing station to monitor rooms while another provides a rapid response to a patient's need.

PhysicianView enables physicians to make E-visits and video rounds from any personal computer or personal digital assistant (PDA). PhysicianView provides more effective use of a physician’s time, improves quality and timeliness of patient care, and provides physicians with a reimbursable event. The CareView System accommodates this type of two-way communication between physician and patient, providing the physician with a "paid office visit" even when treating the patient from a remote location.

_____________________________
1 "Best Practice" is a technique, method, process, activity, incentive, or reward that is believed to be more effective at delivering a particular outcome than any other technique, method, process, etc. when applied to a particular condition or circumstance. The idea is that with proper processes, checks, and testing, a desired outcome can be delivered with fewer problems and unforeseen complications. Best practices can also be defined as the most efficient (least amount of effort) and effective (best results) way of accomplishing a task, based on repeatable procedures that have proven themselves over time for large numbers of people.

PhysicianView:
•	Allows physicians to make video rounds remotely from any computer or PDA.
•	Promotes immediate access to patients when they need it most.
•	Improves the quality and timeliness of patient care.
•	Provides physicians with the capability to leave notes for the patient's family.
•	Increases physician-to-patient communication.
•	Provides doctors with a reimbursable event.

Virtual Bed Rails, along with Virtual Chair Rails, comprise a fall prediction system that monitors a patient's activity while in a bed or in a chair and provides healthcare facilities with a management tool to review all patient falls, averted falls and response time to falls, and establishes a review tool to improve the hospital's performance regarding risk of falls. Once Virtual Bed/Chair Rails are engaged for a patient at high risk for a fall, the CareView System automatically identifies the particular patient/room within the system and creates an archive that specific patients have been so protected. Should a protected patient fall, the hospital can easily identify these flagged patients and quickly review the incident to determine why the fall occurred. Each facility can manage falls by reviewing the files of all or selected high risk patients that are being protected by Virtual Bed/Chair Rails.

This user-friendly fall prevention program alerts nurses to patient movement and the need for quick intervention, and provides a real-time video image of the patient. If the patient breaches the virtual bed or chair rails, a fall alert is immediately transmitted to the healthcare professional at the nurse’s station. Virtual Bed/Chair Rails are actually virtual; no special sensors or additional equipment is required in the room and the bed and chair rails are completely invisible to everyone except the person monitoring the patient. Any defined movement that crosses over the Virtual Bed/Chair Rail triggers an on-screen alarm to alert the nursing staff of the breach.

Virtual Bed/Chair Rails:
•	Alerts nursing staff of potential patient falls.
•	Creates an opportunity for immediate intervention to prevent a fall.
•	Improves safety of patients and saves lives.

Fall Management Program is a management tool to review all patient falls, averted falls and response time to falls, and establishes a review tool to improve the hospital's performance regarding risk of falls.

Once Virtual Bed/Chair Rails are engaged for a patient at high risk for a fall, the CareView System automatically identifies the particular patient/room within the system and creates an archive that specific patients have been so protected. Should a protected patient fall, the hospital can easily identify these flagged patients and quickly review the incident to determine why the fall occurred. Each facility can manage falls by reviewing the files of all or selected high risk patients that are being protected by Virtual Bed/Chair Rails.

Rounding Alerts are designed to assist nurses in providing quality, timely care to their patients. The module allows nurses to record when they have visited a patient, and based on a configurable setting, will remind them when it is time to visit the patient again.

Patient Services Package or GuestView™

Healthcare facilities are striving to create a positive experience for patients while they are confined to bed. A patient's stay can become more enjoyable through the use of the GuestView application of the CareView System offered in the Patient Services Package. GuestView products are purchased individually by patient/users. The revenue generated can be shared between CareView and the hospital or the hospital can negotiate a price with CareView and provide the services at no charge to their patients.

The GuestView patient satisfaction products focus on making the patient's hospital experience better. From admission to discharge, this application is focused on the patient, their family, peace of mind, and better communication and education. It also provides easy, affordable access to the Internet, first run movies and the ability for patients to electronically visit a loved one anywhere in the world. As shown in more detail below, GuestView includes PatientView, NetView, MovieView, BabyView, NICUView, and the three additional modules for patient education, admission and discharge.

PatientView is a unique and innovative service that can be enjoyed by patients, friends and family. This HIPPA-compliant feature allows a patient's family and friends to remotely monitor the hospital stay and visit via live video and audio feed. It also provides a message board that can be used as a family communication network during the patient's stay to provide HIPPA-compliant updates on the patient's condition.

PatientView:
•	Enhances satisfaction of patients, families and friends.
•	Allows family and friends to monitor the patient's recovery from any computer.
•	Provides a message board with updated patient condition.
•	Increases safety and security.
•	Provides peace of mind for the patient and family.

NetView and MovieView provide patients and visitors the ability to stay informed, keep in touch and be entertained using a wireless keyboard and the television in the patient's room. It enables the delivery of patient-specific education, content and digital entertainment products, services and advertising. Each healthcare facility has the ability to fully customize the look and feel of the TV screen for individual branding.

NetView:
•	Enables Internet access in the patient's room without the need of a personal laptop computer.
•	Provides a high-speed Internet connection to browse favorite Internet sites.
•	Allows patients to check E-mail and stay in touch with friends and families and with business and personal interests.

MovieView:
•	Provides a state-of-the-art entertainment system with a wide variety of programming.
•	Allows patients to view first run movies and a variety of programming on demand in the comfort of their hospital room.

BabyView provides a live, continual feed from the nursery or Neo-Natal Intensive Care (NICU) to allow a mother to view her newborn from her hospital room.

NICUView provides a continual, live feed from the NICU allowing new parents, friends or families to remotely view the progress of premature infants prior to discharge.

The Patient Education module provided and documents pre-procedure and/or condition videos at the bedside and allows medical staff to view images and diagnostic test results at bedside.

The Admission Welcome module welcomes the patient to the hospital, keeps the patient informed, allows the patient to email hospital departments directly and allows the patient to complete surveys during their stay.

The Discharge Salutation module provides a discharge process that is more efficient, communicates a more consistent message and educates the patient about their particular health conditions. It also informs patients about the survey they will be asked to complete prior to discharge, solicits their recommendations while their stay is fresh on their mind and thanks them for their trust in the hospital.

Effective October 1, 2012, the Centers for Medicare & Medicaid Services can begin to withhold one percent (1%), an estimated $850 million, of regular reimbursements based on hospital performance. The patient experience at the hospital accounts for thirty percent (30%) of that total bonus payment. Our GuestView products offer patient amenities that hospitals can use to enhance patient satisfaction to increase the likelihood of full reimbursement for services provided.

Ancillary Products

The Company currently offers several ancillary products to supplement the CareView System. These items are charged separately from the CareView System and are available to new and existing hospitals.

SitterView: SitterView is an innovative application that employs mobile technology to enable healthcare providers to better utilize patient sitters, improve patient safety and utilize the safety feature of CareView's NurseView and Virtual Bed Rails applications. The SitterView application focuses on utilizing sitters more effectively, allowing the CareView Virtual Bed Rails application to be monitored by those at the nursing station and on SitterView smart pads while simultaneiously reducing overall sitter costs, helping the hospital create a safer environment and reducing patient falls. SitterView requires the use of a smart pad loaded with CareView's proprietary software. SitterView was made available to customers on February 1, 2012.

BedView: The BedView bed control module tracks and displays the status of patient flow through the hospital and enables hospital staff to more efficiently manage bed turnover time. The system allows bed requests to be entered and bed assignments to be made based upon capacity, and at discharge allows hospital staff to schedule and then track the timely completion of housekeeping services in the room. This application provides the hospital with control over the activity and usage of each bed in the hospital. By placing monitors in the admitting, housekeeping, emergency and other service departments, the hospital can continually know the status of each room in real time. The status of each room is clearly noted (i.e., occupied, vacant but awaiting housekeeping, not available due to repair, etc.) on authorized monitors. Effective use of BedView aids in more efficient bed turnover, the ability to monitor the cleaning process, and the ability to see other activity in the room in question.

Patient Activity Board: Typically, white boards are located on each floor of a hospital to track patient care. These white boards require a great deal of manpower to keep them updated. CareView's Patient Activity Board is a large screen flat panel monitor mounted in areas of the hospital where white boards are currently used. Patient Activity Boards are easily deployable through CareView Systems that are networked over the hospital's existing coaxial cable at a considerable cost savings to the hospital as compared to running new cabling to each monitor.

FacilityView: This application will act as the security surveillance system providing access to live video feeds throughout the facility wherever a CareView camera is located (except for patient rooms). All privacy and access options will be determined and configured by the hospital. This application is not currently being marketed by the Company.

Mobile Monitoring: The Company's EyeCare mobile device allows nurses to remotely monitor the status of their patients.

Connectivity Package

Once available, the Connectivity Package is anticipated to include EquipmentView™, RFID Tracking ("Radio Frequency Identification Tracking") and Wi-Fi.

EquipmentView will enable CareView’s RCP to wirelessly communicate with equipment, appliances and devices in the patient’s room and with other Company applications and healthcare information systems using Bluetooth, 802.11, infrared or RFID technology. This feature will allow nurses the ability to see all patient readouts and assess all clinical indictors on one screen from the nursing station. Quick, complete access to this information for multiple patients will greatly improve care and save lives.

RFID Tracking will enable the CareView System to locate the hospital's assets and/or patients throughout the facility.

The entire hospital will be able to access the Internet wirelessly through a Wi-Fi network in the CareView System.

Private Hospital Network

The CareView System provides healthcare facilities the opportunity to have their own private cable network with no capital investment and the opportunity to develop another profit center.

When the CareView System is activated for the patient, they will be shown a greeting message from the hospital's CEO and a short orientation of the facility through an existing commercial, slide show or movie. Additional items, such as room service menus, calendar of events, patient/guest guides and even ordering through the gift shop, can be linked through the CareView System.

The CareView System also assists patients as they get ready to leave by providing them valuable information regarding follow-up care and provides feedback to the facility regarding their stay through a Satisfaction Survey. Patients can be provided discharge instructions (such as diets, E-scripts, and follow-up appointments), and receive a message from hospital management or their personal physician. The system can also send an e-mail to family and friends announcing the discharge.

Revenue Streams

The CareView System is provided and installed in healthcare facilities at no charge to the facility after which the Company generates revenue from subscriptions to its services. CareView works with each hospital on pricing, which in the opinion of CareView and the hospital, would offer an affordable package based on the demographics of the hospital's patients or which offers the hospital a product that is more competitive than other hospitals. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital's desire to include any premium services to its patient at no charge to the patient. Typically, the Company offers the Primary Package (including SecureView, NurseView, PhysicianView, Virtual Bed Rail and education programming) at a price per bed with varying price structures based on number of beds in each facility. The Patient Services Package (PatientView, MovieView, BabyView and NetView) is generally offered to the patient at a price per 24-hour period. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient's entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. The Company has not yet established pricing for the Connectivity Package, but anticipates that fees for this service will be negotiated as an add-on to the Primary Package. All revenue generated by the Company during the last three fiscal years was derived from the sale of the CareView System and related services to hospitals.

Products in Development

The Company has several product offerings in development including:

●
A third generation Room Control Platform (the "Generation 3 RCP"): The Generation 3 RCP will incorporate a much higher percentage of proprietary design. The present RCP uses several third party modules which develops a level of dependence on these third party modules and their suppliers. The Generation 3 RCP will incorporate a Comexpress design to eliminate the variances which can be introduced by third party suppliers. The Generation 3 RCP will have a 7-year parts life guarantee by all of the major component manufacturers to ensure consistency in manufacturing for at least that 7-year period. In addition, the Generation 3 RCP will be physically smaller in size which will reduce the cost of the unit. The Generation 3 RCP will be available for production by the third quarter of 2013.

●
Ulcer Management Module: This module uses proprietary and patent pending techniques to detect if a patient has moved sufficiently as to relieve pressure areas susceptible to decubitus ulcers. The module works in concert with our Virtual Bed Rails system to alert healthcare employees of the need to turn a patient in a timely manner. The algorithms used detect the motion of a patient even while covered with bed linens. The system remains silent if the patient has moved enough to comply with the maximum times established by the industry to prevent bed sores. In the event the patient has not moved to a sufficient degree, the system will alarm the healthcare professional to turn the patient. Additionally, the module will document the procedure through both the data base and video recordings. The Company performed preliminary beta testing; however, did not release it due to the Company's decision to make an upgrade to take advantage of recent advances to infrared technology. The Company anticipates this module to be complete by the first quarter of 2014.

●
RFID: Presently CareView has been testing several RFID products from various manufacturers to be used in connection with the CareView System. It is CareView’s intent to offer its customers a third party RFID solution tied to the CareView System. As the infrastructure of the CareView System will already be in place at each hospital, this approach will allow CareView to provide the service at a greatly reduced price to the hospital versus the hospital contracting directly with other firms in the RFID business. The development of this RFID product has been delayed due to the increased demand for development and deployment of other of the Company's products.

Hospital Agreements

The Company offers its products and services for the CareView System through a subscription-based and/or shared revenue-pricing agreement with the medical facility (the "Hospital Agreement"). During the term of the Hospital Agreement, the Company provides continuous monitoring of the CareView System and maintains and services all CareView System equipment. Terms of each Hospital Agreement requires the hospital to pay CareView a monthly subscription fee based on the number of installed rooms for the Primary Package (which includes SecureView, NurseView, PhysicianView, Virtual Bed Rails, and patient education). Terms also provide for CareView to collect the revenue from its Shared Revenue Package (which includes PatientView, NetView, MovieView and BabyView) which is split on a contracted basis between the Company and each hospital. Unless a separate agreement to the contrary is negotiated between CareView and the hospital, all shared revenue is collected from the patient or someone connected to the patient by CareView online through a credit card or PayPal transaction. CareView then remits the portion due to the hospital on a monthly basis. None of the services provided through the Primary Package or the Shared Revenue Package are paid by any third party provider including insurance companies, Medicare or Medicaid.

CareView’s Hospital Agreements are currently negotiated for a period of five (5) years with a guarantee on the first two (2) years; however, older Hospital Agreements were negotiated for a five (5) year period with a provision for automatic renewal. CareView owns all right, title, and interest in and to the CareView equipment installed at each location and agrees to maintain and repair all equipment, although CareView may charge for repairs or replacements due to damage or misuse. CareView is not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. CareView maintains the right to insert two (2) channels onto the medical facilities' network to support education and marketing of the CareView System and will have the right to transmit data to further the education and marketing features of the CareView System. Subject to other terms of the Hospital Agreement, CareView grants each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System™ in real time. Such non-exclusive license expires upon termination of the Hospital Agreement. (See form of Products and Services Agreement (a/k/a Hospital Agreement), Exhibit 10.01, which exhibit is incorporated herein by reference.)

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

Hospital Agreement, Proposal and Pilot Update

The Company currently has six active Hospital Agreements with individual hospitals and two active Hospital Agreements with multi-hospital groups, which cover 53 billable hospitals with an aggregate billable bed count of approximately 1,904 at December 31, 2012. Of that number, there are 45 billable hospitals owned by Health Management Associates, Inc., three billable hospitals owned by IASIS Healthcare, and five individual billable hospitals. The Company currently has extended proposals to fifteen (15) hospitals potentially leading to the opportunity to install and provide patient services for approximately 8,905 beds. The Company continues to evaluate and negotiate these opportunities.

Universal Health Services, Inc. ("UHS")

On December 31, 2012 and January 2, 2013, the Company entered into Pilot Agreements with Universal Health Services, Inc. ("UHS") for installation of the CareView System in two UHS facilities; namely, Spring Valley Hospital Medical Center and Desert Springs Hospital Medical Center. The term of both Pilot Agreements is three months with a mutual option for a 30-day extension. Under the Pilot Agreements, CareView agrees to install its CareView System products and services including the SecureView, PhysicianView, NurseView, SitterView, GuestView, BedView, Virtual Bed Rails, and Virtual Chair Rails modules and the Fall Management Program. Both hospitals agree to specifically measure (i) the number of patient falls comparing those beds using the CareView System products and services and those not, (ii) the reduction in sitter costs and (iii) the impact on patient satisfaction. The success of the Pilot Agreements could lead to the opportunity to contract with UHS for approximately 5,900 beds.

General Services Administration

In February 2012, the Company filed an application with the U.S. General Services Administration to be included on its Multiple Award Schedule program through which CareView can provide its products and services to Veteran's Administration ("VA") medical facilities, Department of Defense ("DOD") hospitals and other federal agencies. In October 2012, the Company was awarded GSA Schedule Contract #GS-07F-020AA to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The Company has begun the process of securing contracts with individual VA facilities.

Agreement with IASIS

On November 29, 2011, the Company entered into a Pilot Agreement with IASIS Healthcare, a leading owner and operator of acute care hospitals in high-growth urban and suburban markets in seven states ("IASIS"). Under the Pilot Agreement, CareView ultimately installed 600 units in three hospitals located in Arizona and Texas for a six-month trial basis. Following the successful completion of the pilot, the Company entered into a Master Agreement with IASIS on December 1, 2012 initiating the CareView rollout in select beds throughout the rest of the IASIS system which includes 20 hospitals and more than 4,400 licensed beds. The contract specifically sets forth a minimum installation of 1,200 beds, and when combined with accompanying Nurse Stations, will allow the Company to invoice approximately $78,000 monthly once fully installed and trained. At December 31, 2012, the Company had 873 deployed units, 600 installed units and 528 billable units, respectively, at IASIS hospitals. Billable revenue recorded for IASIS for the year ended December 31, 2012 was approximately $43,000.

Agreement with HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA"). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. Through the third quarter ended September 30, 2012, 55 of the HMA hospitals showed 3,096 units billable with an additional 915 units deployed. On November 27, 2012, HMA notified the Company that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act in general and specifically, the fiscal cliff), HMA wanted to reduce their number of billable units to 1,050. As an accommodation, the Company agreed to assist HMA in reaching its goals by reducing the number of billable units. Both the Company and HMA agreed to meet in the near term to discuss adding additional CareView products and services which will result in lowering HMA’s overall costs while bringing the 2046 units back to billable status. The reduction in billable RCPs resulted in a corresponding revenue reduction of approximately $100,000 per month, which would have had a significant adverse future impact on the Company which has been partially mitigated as a result of the recent contract with IASIS (as outlined above). The Company continues to work with HMA regarding the installation of the remaining 915 deployed units. At the year ended December 31, 2012, HMA had 1,050 billable units, 915 additional deployed units and 2,046 units on stand-by pending reactivation. Billable revenue for HMA for the year ended as of December 31, 2012 was approximately $1,306,000. (See Master Agreement with Health Management Associates, Inc., Exhibit 10.106, which exhibit is incorporated herein by reference.)

Availability of Suppliers

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble its equipment and products. The Company does not manufacture or fabricate its own products or systems. The Company relies on sub-suppliers and third party vendors to procure and/or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation of the CareView System, which the Company supervises. The Company manages all technical, physical and commercial aspects of the performance of its contracts with sub-suppliers and third party vendors. The Company has experienced no difficulties in obtaining fabricated components, materials and parts or in identifying qualified subcontractors for installation work.

Sales, Marketing and Customer Service

The Company does not consider its business to be seasonal. The Company generates sale leads through a variety of means including direct one-to-one marketing, E-campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. The Company's sales team consists of highly trained sales professionals with many years of experience in the hospital and nursing home markets.

The Company's selling methodology focuses on the following factors:

•   significant and tangible cost savings,
•   reducing Never Events2,
•   improved documentation, quality and timeliness of patient care,
•   enhanced safety and security,
•   support for new technologies,
•   business growth,
•   return on investment (ROI), and
•   enhanced patient satisfaction.

Our initial focus is to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas. Our sales staff approaches decision makers for hospitals, IDNs3, nursing homes, and major owners and operators of hospitals to introduce the CareView System and demonstrate the CareView product line. We believe that our sales staff will monitor our current existing relationships and develop new ones through referral, prospecting and networking. We provide our sales staff with prospective targets and set quarterly goals.

The Company entered into an exclusive National Business Development Services Agreement ("Agreement") with Relamatrix Group, Inc. ("RMG") through which RMG will use its Corporate Ambassador Program to facilitate business opportunities for CareView by identifying business development targets and potential strategic partners with healthcare organizations. The term of the Agreement is from February 1, 2012 through January 31, 2014, unless terminated earlier by either party upon written notice sixty (60) days prior to the end of the two-year term. The Agreement calls for payments to RMG of $10,000 per month with the first and last month paid upon execution of the Agreement. In addition, RMG is entitled to receive incentive compensation for any contract awards for the sales of CareView's solutions, inclusive of all revenues being paid for software, licensing and/or hardware being provided by CareView under any agreement secured by CareView as a result of RMG's services. Accordingly, RMG is entitled to receive four percent (4%) of the associated gross revenues paid to CareView within thirty (30) days after the first receipt of revenues paid to CareView after the execution of an agreement with an RMG facilitated hospital provider. The four percent (4%) commission shall be paid to RMG for as long as CareView continues to provide its solutions to the hospital provider. The parties may mutually agree to a one-time lump sum payment in lieu of any extended contract revenue payments. To date, RMG has not received any incentive compensation.

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

_________________________________
2The term "Never Event" was first introduced in 2001 by Ken Kizer, MD, former CEO of the National Quality Forum (NQF), in reference to particularly shocking medical errors (such as wrong-site surgery) that should never occur. Over time, the list has been expanded to signify adverse events that are unambiguous (clearly identifiable and measurable), serious (resulting in death or significant disability), and usually preventable. The NQF initially defined 27 such events in 2002 and revised and expanded the list in 2006. The list is grouped into six event categories: surgical, product or device, patient protection, care management, environmental, and criminal.

3An Integrated Delivery Network (IDN) is a network of facilities and providers working together to offer a continuum of care to a specific market or geographic area.

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

In addition to favorable economics and enhanced patient care, safety and satisfaction, the Company also competes on the basis of quality of services provided. Management believes that its shared revenue program will provide revenue protection for its contracted hospitals under the Value Based Purchasing initiative which is part of the Patient Protection and Affordable Care Act, prompting hospitals to focus on Patient Satisfaction and Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS) to (i) prompt each healthcare facility to promote patients' use of NetView, MovieView, and PatientView, and (ii) encourage the hospital to expand its use of pre-procedure and condition videos, welcome videos, and other ancillary services.

The Company insures high levels of customer service by focusing efforts to provide both automated and personal assistance for every issue the customer may encounter when using the CareView System. The Company maintains a small supply of RCPs at the customers site should an existing unit need repair. The majority of repairs are performed in house at the Company’s headquarters and the unit is placed back in service. The Company maintains a minimal on-hand supply of RCPs, head ends and nurse stations at its warehouse due to adequate sources of product and favorable lead times. The Company is confident that due to favorable lead times and adequate sourcing for the main components, that it will be able to meet most rapid delivery requirements.

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

Joint Venture with Rockwell Holdings

On November 16, 2009, the Company entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability ("Rockwell"). Under the terms of the Rockwell Agreement, the Company will use funds from Rockwell to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma ("Hillcrest") and Saline Memorial Hospital in Benton, Arkansas ("Saline") (the "Project Hospital(s)"). As of December 31, 2012, the Company has made 186 installations of which 89 units are billable. (See Exhibits 10.44 through 10.53 inclusive, which exhibits are incorporated herein by reference.)

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

Rockwell provided $1,151,205 as the initial funding including $932,745 for the Hillcrest Project Hospital and $218,460 for the Saline Project Hospital, which funding was confirmed in a Funding Agreement entered into between the Company and Rockwell. The Funding Agreement anticipates future funding as provided for in the Master Investment Agreement upon completion of the Project Hospitals. An aggregate of $575,603 of the initial funding was credited to Project Notes for Rockwell; $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline. An aggregate of $575,603 was credited to an investment interest of Rockwell (Rockwell's Preferential Return); $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline. The Project Notes to Rockwell and Rockwell's Preferential Returns both earn interest at the rate of ten percent (10%).

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the "Project Warrants"). The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the consolidated financial statements. Amortization expense totaled $199,962, $174,964, and $171,309 for the years ended December 31, 2012, 2011, and 2010, respectively. As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued. (For more information, see Exhibits 10.44 through 10.53 inclusive, which exhibits are incorporated herein by reference.)

One of the Project LLCs was notified by a major customer of its desire to terminate its hospital agreement. This termination, effective January 27, 2012, resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was to be used to make payments on the LLCs' indebtedness to Rockwell Holdings (as further described in NOTE 17 – JOINT VENTURE AGREEMENT). As of December 31, 2012, the Project LLC's were indebted to Rockwell Holdings in the aggregate of approximately $947,000, including principal and interest. Per the agreement, there is no specific requirement for the Company to pay off the debt prior to the agreement termination (as further described in NOTE 17 – JOINT VENTURE AGREEMENT). Approximately 220 of the 325 billable units were removed from this hospital at a de-installation cost of $3,000. The hospital requested removal of the units so they could renovate several floors. The Company is currently negotiating to renew and extend this hospital agreement; however, no assurances can be made that an agreement will be reached.

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

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the "GII Agreement") with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. Accordingly, as of December 31, 2012, based on actual revenue, the Company recorded a liability for the GII Owner's Put of $25,408 (the estimated fair value of the GII Owner's Put). This liability will be analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company's products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date. (See Exhibits 10.00, 10.08, and 10.63 through 10.67 inclusive, which exhibits are incorporated herein by reference.)

Agreements with HealthCor

On April 21, 2011, CareView Communications, Inc. ("CareView" or the "Company") entered into and closed a Note and Warrant Purchase Agreement (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors"). Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000 respectively (collectively the "Notes"). The Notes have a maturity date of April 20, 2021.

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

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares respectively of the Company's Common Stock at an exercise price per share equal to $1.40 per share. The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events. Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued. If the Company issues shares at a price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.

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

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement ("Amendment Agreement") agreeing to (a) amend the Purchase Agreement pursuant to Section 7.9 thereof, in order to modify the Investors’ right to restrict certain equity issuances as set forth therein; and (b) amend the HealthCor Notes and the HealthCor Warrants, pursuant to Section 11 of the HealthCor Notes and Section 21 of the HealthCor Warrants, in order to eliminate certain anti-dilution provisions contained therein. The accounting treatment resulting from the elimination of the anti-dilution provision reclasses approximately $23,000,000 in related long-term liabilities to stockholders' equity; however, this does not affect the accounting for debt discount which will remain and continue to be amortized to interest expense. (See Exhibit 10.94, which exhibit is incorporated herein by reference.)

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

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the "Loan Amendment"), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the "Loan and Security Agreement"). The Loan Amendment effected a change to the definition of "HealthCor Debt" under the Loan and Security Agreement, which is a component of "Permitted Indebtedness" under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes. (See Exhibits 10.95 through 10.98 inclusive, which exhibits are incorporated herein by reference.)

Agreement with Comerica Bank and Bridge Bank National Association

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the "Agreement" or the "Revolving Line") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7.0% per annum at December 31, 2012. Through December 31, 2012, the Company had not borrowed any funds under the Revolving Line. On January 16, 2013, we borrowed $560,000 against the Revolving Line.

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The initial exercise price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events. The Warrant issued to Bridge Bank provides for a cashless exercise. (See Exhibits 10.83 to 10.88 inclusive, which exhibits are incorporated herein by reference.) In January 2012, the Company and the Banks entered into a First Amendment to the Loan and Security Agreement (the "First Amendment") to amend the definition related to the HealthCor debt which debt had been increased by $5 million. As of December 31, 2012, the Company had not borrowed on the Revolving Line.

 On January 15, 2013, the Company and the Banks entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts." In conjunction with this amendment, amendments to the Warrants issued to the Banks were also made. The Warrant amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. On January 16, 2013, we borrowed $560,000 against the Revolving Line. (See Exhibits 10.108 and 10.109, which exhibits are incorporated herein by reference.)

Distribution and Regional Support

On January 9, 2010, the Company entered into an exclusive, three-year Distribution Agreement (the "Agreement") with an unrelated entity to distribute the CareView System on the east coast of the United States. The Agreement was automatically renewable for additional periods of one (1) year unless written notice not to renew is delivered between the parties thirty (30) days prior to the automatic renewal. (See Distribution Agreement, Exhibit 10.56, which exhibit is incorporated herein by reference.)

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement ("Consulting Agreement") with an unrelated entity and an unrelated individual (collectively, the "Consultant") wherein the prior aforementioned Distribution Agreement was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. (See Sales Consulting Agreement, Exhibit 10.99, which exhibit is incorporated herein by reference.) As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company's Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company's Common Stock on the date of the first anniversary thereof (the "Shares"). The Company agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant was eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the "Addendum") under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement. Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a Common Stock Purchase Warrant ("Warrant") to Consultant for the purchase of 100,000 shares of the Company's Common Stock. Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows: (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company's Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company's Common Stock on the date of issuance. Shares underlying the Warrants vest immediately upon issuance of each Warrant. Accordingly, the Company issued a five-year Warrant to Consultant for 50,000 shares with an exercise price of $1.55 per share. On December 4, 2012, the Company and the Consultant agreed to terminate the Consulting Agreement and the Company issued a Warrant to Consultant for 50,000 shares with an exercise price of $0.77 per share. (For more details, see NOTE 19 – DISTRIBUTION AGREEMENTS, set forth in the Notes to Consolidated Financial Statements contained in Part I, Item 8 of this Report.)

Installation and Technical Support

The Company provides installation and technical support for its customers through third-party providers across the United States on a per-job basis.

Manufacturers of Room Control Platforms

The Company contracts with numerous unaffiliated third parties, domestically and internationally, to manufacture the CareView System Room Control Platform ("RCP"). To date, the Company has not experienced difficulty in obtaining third parties to manufacture the RCPs and does not anticipate any future difficulty in being able to obtain RCPs in the quantities it requires. Although CareView's management is confident that its products can be manufactured to its specifications at a reasonable cost, and in substantially any quantity required, there can be no assurance of that outcome.

Competition

Medical communications technology companies who provide concise and timely medical information to healthcare facilities and their staffs are embarking on a relatively new frontier. Therefore, our competition may initially be light. We believe our CareView System is the only comprehensive product of its type currently available to the healthcare industry; however, other companies may offer products that potential customers may consider an acceptable alternative to our products and services. Some of these competitors may be larger and have greater financial resources than CareView. We compete with them based on price, engineering and technological expertise, knowledge and the quality of our products, systems and services. Additionally, the Company’s management believes that the successful performance of the Company’s installed products and systems is a key factor in retaining current business and gaining new business, as customers typically prefer to make significant purchases from a company with a solid performance history.

Various companies offer applications that may be similar to some of our product offerings, including, but not limited, to LodgeNetRX (owned by MDM Commercial Healthcare), SkyLight (owned by Skylight Healthcare Systems), eICU (owned by Royal Philips Electronics) and Stryker Video Network Hub.

LodgeNetRX, Skylight, and The GetWellNetwork (privately held by Welsh, Carson, Anderson & Stowe) provide interactive television. Skylight provides interactive patient systems. In addition, TeleHealth Services (owned by ITOCHU International, Inc.) provides access to movies and Internet connectivity.

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

Domain Names

The Company's maintains a website at www.care-view.com..

Major Customers

The Company derives all of its revenues from hospitals. For the year ended December 31, 2012, 55 hospitals accounted for the all of Company’s revenue. For the same period, HMA accounted for 80% of our revenue. HMA is a hospital management group which consisted of 45 individually billed hospitals of which none separately accounted for more than 7% of the our revenue. For the year ended December 31, 2011, three hospitals, namely Hillcrest Medical Center ("Hillcrest"), Southcrest Hospital ("Southcrest"), and Frisco Medical Center ("Frisco") generated approximately 40%, 14% and 12%, respectively, for a total of 66%, with no other hospital accounting for more than 10%. For the year ended December 31, 2010, Hillcrest and Frisco accounted for approximately 56% and 20% of the Company’s revenues, respectively, while no other hospital accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2010, the Company had limited customers and the loss of any one of them would have had a material adverse effect on the Company.

Backlog

The Company’s estimated backlog is driven by signed customer contracts. Each contract and the negotiations surrounding that contract establishes the agreed upon rates that will be charged for the use of our products and services as well as an approximate number of billable systems that will be installed. CareView's systems billable are defined as Room Control Platforms (RCPs) and are typically billed on a per patient bed basis. Nursing Stations, used to monitor patient activity, are also billable on per unit basis. Our calculated backlog at December 31, 2012 would be valued at the number of billable units (RCPs and Nursing Stations) not yet accepted and not invoiced to the customer multiplied by the contractual rate per the signed contract. The dollar amount of backlog as of December 31, 2012 that was expected to be billed during 2013 was approximately $1.5 million. As most customer contracts are for a minimum of two years, much of the current backlog will have future value to be billed as those contracts move towards expiration and potential renewal. The estimated value of current backlog to be billed beyond the next fiscal year is approximately $1.7 million. Backlog for comparable prior periods was determined to be minimal and therefore not reported herein. As we release and deploy new products and services, our estimated backlog calculation will be modified appropriately.

Research and Development Activities

The Company's costs of research and development activities for years ended December 31, 2012, 2011, and 2010 totaled approximately $951,000, $822,000 and $698,000, respectively. None of the cost of such activities was borne directly by the Company's customers. To date, the Company has not performed any customer-sponsored research and development activities relating to any new products or services.

Governmental Approval

Neither the Company nor its products are subject to government approval beyond required FCC certifications. Although the parameters of our CareView System complies with HIPPA as far as its use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPPA regulations. The Company does not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession. The Company is unaware of any probable government regulations that may affect its business in the future. CareView has received UL and FCC approval on its products. Additionally, the Center for Medicare and Medicaid Services ("CMS") does not pay or reimburse any party for use of the Company's products and services.

Environmental Laws

The Company and its products are not affected by any federal, state, or local environmental laws; therefore, the Company has reserved no funds for compliance purposes.

Employees

As of the filing date of this Report, the Company employed forty-five (45) persons on a full-time basis, three (3) of whom are executive officers. None of the Company’s employees are covered by collective bargaining agreements and the Company has never experienced a major work stoppage, strike or dispute. The Company considers its relationship with its employees to be outstanding.

Financial Information about Segments and Geographic Areas

The Company's business consists of a single segment of products and services all of which are sold and provided within the United States.

Reporting Status

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at http://www/sec.gov.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain these reports by making a request in writing addressed to: Anthony Piccin, Chief Financial Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067 or by downloading these reports and further information about our Company on our website at http://www.care-view.com.

We have adopted a Code of Business Conduct and Ethics for all of our officers and directors and a Code of Ethics for Financial Executives. These codes are available for download on our website or may be obtained by making a request in writing to Anthony Piccin, as indicated hereinabove.

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

Our operating business began in 2003. Through December 31, 2012, our net loss from inception is approximately $65,000,000. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon further deployment of our technology into hospitals pursuant to signed Hospital Agreements and acceptance of our technology by hospitals, physicians and patients.

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

We require significant additional capital resources from sources including equity and/or debt financings in order to develop products/services and continue operations. In January 2012, we raised $5,000,000 of additional capital from HealthCor and on January 16, 2013, we borrowed approximately $560,000 from the $20 million Revolving Credit Line with Comerica. As more fully described hereinafter in Recent Events, in March 2013, with an anticipated April 1, 2013 closing, we will sell 6,220,000 shares of our Common Stock and warrants to purchase 2,500,000 shares of our Common Stock in a private offering for an aggregate offering of $2,856,400, net of expenses. Our current rate of expenditure is approximately $550,000 to $650,000 per month; however, this rate of expenditure is expected to increase to approximately $650,000 to $750,000 per month as a result of our anticipated need to hire additional employees and due to business expansion. Pursuant to the HealthCor financing, Comerica Revolving Line, and the March 2013 Offering, our existing stockholders will experience dilution in the future.

Our success is tied to the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and
•	excessive governmental regulation.

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

Network intrusion is the risk that a person with malicious intent could break into the CareView corporate or customer network and either obtain sensitive information or disrupt the operations of the CareView product. CareView's corporate network is protected primarily by a Cisco ASA 5510 firewall and secondarily by a router with specific access-lists designed to only allow authorized traffic. Hospitals must communicate with services inside the CareView network and communication with those services is controlled by an access-list which only permits traffic originating from CareView's customer hospitals. Internally CareView's network follows best practices for LAN design and firewalling to prevent unauthorized access to data. CareView's wireless networks for employee use all use 128-bit WPA encryption. CareView's customer networks are each protected by a Cisco ASA 5505 firewall. Traffic between CareView and hospital is sent through an IpSec tunnel. For patient services, the customer's data is transmitted via SSL through the hospital, transmitted through the IpSec tunnel to our payment server, and later transmitted via SSL to the payment gateway.

Stolen identity is the risk that a person with malicious intent could obtain user account and password information, either by hacking or by phishing (tricking someone into providing their information) to obtain sensitive information or disrupt the operations of the CareView product. CareView's corporate accounts are controlled via a centralized authentication server which performs all authentication over SSL. Changes to user account credentials are logged in the internal help desk system. End user accounts are password protected and are administered by customer employees.

Misuse of credentials is the risk that an authorized user, either with malicious intent or out of ignorance, exposes sensitive information or disrupts the operations of the CareView product. All activity within the CareView System is logged by both user and IP address so that individual user actions are verifiable. Permissions within the CareView System to perform functions such as accessing video, accessing and updating patient information, and accessing and updating system settings are all controlled via fine-grained permissions. These permissions and changes to them are auditable.

Exposure of patient health information is the risk that normal use of the CareView System will expose personal patient health information to individuals who should not have access to that information. CareView has many permissions and configuration options related to patient consent, patient privacy, and user access built into its CareView System. These options enable the hospital to comply with the HIPAA Privacy and Security standards.

Although CareView has attempted to protect itself against the potential risks related to hackers, we have no control over these factors and their effect on our business.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continue to expand and redefine our documentation and testing of our internal control procedures, and through use of those procedures, did not identify any material weaknesses in our internal control over financial reporting. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence, result in a decline in our stock price, and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

We regard much of our system technology as proprietary and try to protect our proprietary technology by relying on patents, trademarks, copyrights, trade secret laws and confidentiality agreements. Even with these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. We cannot be sure that any steps we take will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

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

Risks Related to our Stockholders and Shares of Common Stock

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder's ability to resell shares of our Common Stock.

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

The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities.

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

We have significant capital requirements. Since we may continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of approximately $19,000,000 and $16,000,000 and $19,000,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in operations for the years ended December 31, 2012, 2011 and 2010 was approximately $7,000,000, $6,000,000, and $4,000,000, respectively. At December 31, 2012 and 2011, we had working capital of approximately $4,000,000 and $7,000,000, respectively. As more fully described hereinafter in Recent Events, in March 2013, with an April 1, 2013 closing, we will sell 6,220,000 shares of our Common Stock and warrants to purchase 2,500,000 shares of our Common Stock in a private offering for an aggregate of $2,844,325, net of expenses. We believe that this private offering together with our operating revenues, we will have sufficient revenues for the next twelve month period; however, additional capital investments may be necessary to develop and sustain our operations or conduct needed research and development.

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

We have a substantial amount of indebtedness. As of December 31, 2012, we have approximately $31,000,000 of total indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

●	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

●	we may be limited in our ability to borrow additional funds;
●
we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

●	we may be more vulnerable to economic downturns and adverse developments in our business.

In addition, we may incur more debt. This could increase the risks associated with our substantial indebtedness described above. Our ability to pay our expenses may depend, in part, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our borrowing capacity or future cash flows will be sufficient to allow us to pay principal and interest on our indebtedness and meet our other obligations. We did not generate cash flow from operations for the years ended December 31, 2012 and 2011. If we fail to generate cash flow in the future and do not have enough liquidity to pay our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

The healthcare market is influenced by a number of factors including, but not limited to:

•	Growing and Aging Population – The U.S. Census Bureau predicts that the majority of the U.S. "baby boom" population (28% of the total U.S. population) will begin to turn 65 between 2010 and 2020.
•	Consumer expectations for improved healthcare are increasing.
•	Effects of ObamaCare, which effects have not yet been able to be determined, and may or may not have a negative effect on our business.
•	Reimbursement and coverage of medical expenses by insurance companies and employers are on the decline resulting in patients having to contribute more money
•	Technology is giving rise to new clinical therapies to address an increased number of medical ailments to aid in earlier diagnosis and prevention of diseases.

In the next ten years, we believe the healthcare market will focus on early diagnosis, digitized patient information that can be accessed from numerous locations and "total solution" selling that contributed to healthcare productivity gains. A "paperless" hospital is an emerging trend. Digital patient records enable doctors to access patients' records from various locations. In a digitized hospital, productivity is enhanced with instant access to patient test results and access to records. These developments lead to an increase in healthcare productivity where a higher number of patients can be cared for more efficiently by using advanced and faster diagnostic equipment for an earlier diagnosis and treatment. CareView is poised to play an important role as these trends progress. A major risk factor for CareView is the uncertainty surrounding proposed and potential governmental healthcare reform and its ultimate effect on the Company's customers and potential customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

On September 8, 2009, the Company entered into a 63-month Commercial Lease Agreement (the "Lease") for 10,578 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067. On June 29, 2010, the Company and the landlord entered into a First Amendment to Commercial Lease Agreement ("First Amendment"). The terms of the First Amendment provide (i) for the Company to lease an additional 6,032 square feet of space for an approximate total of 16,610 square feet of leased space, (ii) an extension of the Lease to a term of 68 months with a termination date of June 30, 2015, and (iii) an increase in the security deposit of approximately $8,500. Under the First Amendment, the landlord agreed to provide a tenant improvement allowance not to exceed $175,000 to be used toward the payment of construction costs. The improvements were completed in January 2011. The Lease contains renewal provisions under which the Company may renew the Lease for an additional three year period under the same terms and conditions. The base lease rate for the expanded facility is $13,526 per month from July1, 2010 through October 31, 2011, $13,652 from November 1, 2011 through April 30, 2013, and $14,219 from May 1, 2013 to June 30, 2015. The Company's management believes that the leased premises are suitable and adequate to meet its needs. (See Commercial Lease Agreement, Exhibit 10.43 and First Amendment to Commercial Lease Agreement, Exhibit 10.62, which exhibits are incorporated herein by reference.)

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           Our Common Stock is traded on the OTC QB under the symbol "CRVW." The following table shows the price range of our Common Stock for each quarter ended during the last two fiscal years. The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2012
Fourth Quarter	$1.20	$0.70
Third Quarter	$1.38	$1.01
Second Quarter	$1.68	$1.25
First Quarter	$1.80	$1.50

Fiscal Year 2011
Fourth Quarter	$1.60	$1.35
Third Quarter	$1.80	$1.25
Second Quarter	$2.03	$1.54
First Quarter	$2.05	$1.40

Holders

Records of our stock transfer agent indicate that as of March 15, 2013, we had approximately 109 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in "street name." We estimate that there are approximately 1,158 beneficial shareholders who hold their shares in street name. As of December 31, 2012 and the date of this Report, the Company had 132,526,042 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective April 1, 2005, CareView-TX established a non-qualified stock option plan (the "2005 Plan") pursuant to which 238,625 shares of Common Stock were reserved for issuance upon the exercise of options. The 2005 Plan was designed to serve as an incentive for retaining qualified and competent key employees and officers, and the director of the Company. Under the 2005 Plan, CareView-TX issued 31,818 options to an individual in June 2005 and aggregate of 92,886 options to eight individuals in 2007.

Effective December 3, 2007, the Company established the CareView Communications, Inc. 2007 Stock Incentive Plan (the "2007 Plan") pursuant to which 8,000,000 shares of Common Stock was reserved for issuance upon the exercise of options. In conjunction with the creation of the 2007 Plan, the 2005 Plan was cancelled, all outstanding options under the 2005 Plan were cancelled, and replacement options were granted under the 2007 Plan on a one for 64.2036 basis. Pursuant to the terms of the 2005 Plan, all outstanding options were vested immediately as a result of the change in control experienced pursuant to the CareView Acquisition Agreement. The 2007 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. Under the 2007 Plan, the Company issued non-qualified stock options for the purchase of 7,990,000 underlying shares of the Company's Common Stock and closed the 2007 Plan. (See CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.09 and form of Non-Qualified Stock Option, Exhibit 10.10, which exhibits are incorporated herein by reference.)

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the "2009 Plan") pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options. The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. Under the 2009 Plan, the Company has issued options to date for an aggregate of 3,783,057 underlying shares of the Company's Common Stock. (See CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, which exhibit is incorporated herein by reference.)

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

As of December 31, 2012, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by the Company's shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Equity compensation plan approved by security holders: 2007 Plan	5,310,920	$0.52	-0-
Equity compensation plan approved by security holders: 2009 Plan	3,783,057	$0.84	5,805,444
Total	9,093,977	$0.66	5,805,444

Recent Sales of Unregistered Securities

As of December 31, 2012 and for the previous three-year period, the Company issued the following unregistered securities.

Debt Securities and Shares Issued upon Conversion

From June 26, 2009 to March 30, 2010, a shareholder of the Company loaned the Company funds under a short-term loan in the aggregate of $190,000 (the "Loan"). The Loan accrued interest at the rate of twelve percent (12%). As of March 31, 2010, the principal and interest under the Loan of $203,103 was converted into 390,583 shares of the Company's Common Stock at a price of $0.52 per share. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

Shares Sold in an Offering

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the "July 2010 Offering"). The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200. The July 2010 Offering was made in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.

Shares and Warrants Issued for Services Rendered

Listed within this subsection is information regarding shares of the Company's Common Stock and Common Stock Purchase Warrants ("Warrants") issued by the Company for services rendered. (For further information, see form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibit is incorporated herein by reference.)

As of March 31, 2010, the Company owed $56,000 for consulting services, which sum was converted into 107,692 shares of the Company's Common Stock at a price of $0.52 per share. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

On April 20, 2010, the Company issued an individual a five-year Warrant to purchase 10,000 underlying shares of the Company's Common Stock at $0.80 per share. The Warrant was issued in exchange for financial consulting services rendered and has not been exercised.

On September 10, 2010, the Company issued an entity a five-year Warrant to purchase 50,000 shares of the Company's Common Stock at $1.25 per share. The Warrant was issued in connection with financial consulting services and has not been exercised.

On December 17, 2010, the Company entered into a Consulting Agreement with a Gregory Mastroieni for a two-year period (the "Agreement"). Compensation under the Agreement was provided by the issuance of a five-year Warrant to purchase 350,000 underlying shares of the Company's Common Stock at $1.25 per share. The Warrant has not been exercised. (See Consulting Agreement, Exhibit 10.69, and Common Stock Purchase Warrant, Exhibit 10.70, which exhibits are incorporated herein by reference.)

On April 21, 2011, the Company entered into a two-year consulting agreement with an individual. Compensation was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.40 per share. Subsequently, 200,000 shares under the Warrant was assigned to an unaffiliated entity, The Warrants have not been exercised.

On May 31, 2011, the Company entered into a three-month consulting agreement with an individual. Compensation was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.59 per share. The Warrant has not been exercised.

On August 24, 2011, the Company entered into a six-month consulting agreement with an individual, wherein compensation was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.40 per share. The Warrant has not been exercised.

On April 2, 2012, the Company issued a Warrant to purchase 50,000 shares of the Company's Common Stock to an entity as compensation for services rendered. The five-year Warrant has an exercise price of $1.52 per share and includes a cashless exercise provision.

On April 29, 2012, in conjunction with a Consulting Agreement, the Company was to issue to the consultant a five-year Warrant for the purchase of 1,000,000 shares of the Company's Common Stock at an exercise price of $1.51 per share. On November 13, 2012, the Company and the consultant signed a First Addendum to amend the language regarding the Warrant issuance. As such, the consultant is entitled to earn a Warrant during each successive ninety (90) day period calculated from the first business day after receipt of GSA approval (or October 4, 2012) and continuing for the twelve (12) month period designated as the term of the Consulting Agreement, resulting in the issuance of four (4) Warrants to the consultant. The maximum aggregate number of shares that the consultant is entitled to receive under the Warrants is 1,000,000 shares. Each Warrant shall be issued at the end of each ninety (90) day period, the shares thereunder shall vest immediately upon issuance and the exercise price shall be equal to the ten (10) day average closing price of the Company's Common Stock ending on the day before the issuance of each Warrant; provided, however, in no event shall the exercise price be lower than $1.25 per share not higher than $1.50 per share. Prior to the end of each ninety (90) day period, the consultant's performance under the Consulting Agreement shall be evaluated by the Company. Thereafter, the number of shares to be granted under the Warrant for the respective ninety (90) day period shall be determined at the discretion of the Company's management in conjunction with its Board of Directors. In the event the Consulting Agreement is terminated prior to the completion of the term thereof, the Company shall have no obligation to issue a Warrant to consultant for the respective ninety (90) day period during which the Agreement is terminated. On January 2, 2013, management of the Company determined that no Warrant would be issued for the first ninety-day period ending on January 2, 2013. (See Exhibit 10.103, which exhibit is incorporated herein by reference.)

On May 7, 2012, in conjunction with compensation for services rendered pursuant to an advisory services agreement, the Company issued a five-year Warrant for the purchase of 240,000 shares of the Company's Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares will occur at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated. In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled. (See Exhibit 10.104, which exhibit is incorporated herein by reference.)

On May 31, 2012, in conjunction with the previously mentioned addendum to a sales consulting agreement, the Company paid partial compensation for services rendered through the issuance of a five-year Warrant for the purchase of 50,000 shares of the Company's Common Stock. The Warrant has an exercise price of $1.55 per share and all shares vested immediately upon issuance. (See Exhibit 10.105, which exhibit is incorporated herein by reference.)

On July 2, 2012, in conjunction with the previously mentioned Warrant acquired by Gerald Murphy, a former director of the Company, the Company reissued a Warrant for the purchase of 439,666 shares of the Company's Common Stock at an exercise price of $0.55 per share with an expiration date of September 28, 2012. The Warrant was exercised with a purchase price of $241,816.

On November 2, 2012, the Company and a former employee entered into a release agreement pursuant to which the Company issued the former employee a Warrant for the purchase of 179,638 shares of the Company's Common Stock at an exercise price of $0.52 per share in exchange for the former employee's release of all claims and the assignment of the former employee's patent applications to the Company. The one-year Warrant vested immediately upon issuance and contained a cashless exercise provision. (See Release Agreement, Exhibit 10.107, which exhibit is incorporated herein by reference.)

On December 4, 2012, in conjunction with the previously mentioned addendum to a sales consulting agreement, the Company paid partial compensation for services rendered through the issuance of a five-year Warrant for the purchase of 50,000 shares of the Company's Common Stock. The Warrant has an exercise price of $0.77 per share and all shares vested immediately upon issuance.

Common Stock Purchase Warrants Issued

Listed within this subsection is information regarding the Company's issuance of Common Stock Purchase Warrants ("Warrants"). (For further information, see form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibit is incorporated herein by reference.)

On January 1, 2010, the Company issued a Warrant to Foundation Medical, LLC in conjunction with a distribution agreement. The five-year Warrant to purchase 200,000 underlying shares of the Company's Common Stock has an exercise price of $0.52 per share. On December 8, 2011, 160,000 shares were exercised under the Warrant at a price of $0.52 per share. The remaining shares under the Warrant have not been exercised. (See Distribution Agreement with Foundation Medical, LLC, Exhibit 10.56, which exhibit is incorporated herein by reference.)

On January 28, 2010, the Company entered into an agreement with Fountain Fund 2 LP of Fountain Partners of San Francisco ("Fountain") for a lease line of credit for up to $5 million (the "Lease Line"). Under the Lease Line, CareView will lease installed CareView Systems™ from Fountain and will repay the draws on the Lease Line over a period of three (3) years. Upon execution of the Lease Line, the Company issued Fountain a ten-year Warrant to purchase 450,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. In association with services provided in connection with the Lease Line, the Company paid Mann Equity, LLC a cash fee of $100,000 and issued a five-year Warrant to purchase 400,000 underlying shares of the Company's Common Stock at $0.52. None of the Warrants have been exercised. (See Master Lease with Fountain Fund Partners, Exhibit 10.55, which exhibit is incorporated herein by reference.)

On August 20, 2010, pursuant to a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the "Agreement") and in exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant ("Warrant") to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. None of the Warrants have been exercised. (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

In September 2010, the Company issued a purchase order to Ricoh for 3,000 Room Control Platforms in the aggregate amount of $2,270,640 (the "Ricoh Purchase Order") and also entered into an Intellectual Property Agreement. In connection with and as security for the payment by the Company of the Ricoh Purchase Order, the Company issued a Promissory Note to Plato & Associates, LLC, a Missouri limited liability company ("Plato"), in an amount up to the amount of the Ricoh Purchase Order. The Note is dated November 1, 2010 and will be due in full twelve (12) months from the date of receipt of any funds received thereunder with interest to accrue at the rate of four percent (4%) per annum. To date, no funds have been advanced under the Note. As consideration for Plato to secure the Ricoh Purchase Order, the Company issued Plato a Common Stock Purchase Warrant ("Warrant") for the purchase of 2,300,000 shares of the Company's Common Stock. The five-year Warrant has an exercise price of $1.00 per share. Subsequently, Plato assigned all of the shares under the Warrant to unaffiliated entities. None of the Warrants have been exercised. (See Promissory Note with Plato & Associates, LLC, Exhibit 10.68, which exhibit is incorporated herein by reference.)

Stock Options and Warrants Issued to Directors, Executive Officers, Committees of the Board and Significant Employees

Listed within this subsection is information regarding the Company's issuance of Non-Qualified Stock Options ("Options") and Common Stock Purchase Warrants ("Warrants") to the Company's directors, executive officers and significant employees. (See form of Non-Qualified Stock Option, Exhibit 10.10 and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.)

For a description of the Company's stock incentive plans, see Securities Authorized for Issuance under Equity Compensation Plans herein, CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.09, CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.42, form of Non-Qualified Stock Option, Exhibit 10.10, and form of Common Stock Purchase Warrant, Exhibit 10.26, which exhibits are incorporated herein by reference.

Tommy G. Thompson
Chairman of the Board, Chair of the Compensation Committee

On January 6, 2010, Mr. Thompson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Thompson for the year ended December 31, 2009 in his role as Chairman of the Board and as Chair of the Compensation Committee. The Option has not been exercised.

On March 26, 2010, Mr. Thompson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Thompson for the year ending December 31, 2010 in his role as Chairman of the Board and as Chair of the Compensation Committee. The Option has not been exercised.

As outlined elsewhere herein, on August 20, 2010, the Company issued Mr. Thompson a five-year Warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The Warrant has not been exercised. (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

Samuel A. Greco
Chief Executive Officer and Director

On March 16, 2009, Mr. Greco was issued an Option under the 2007 Plan for 500,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option; however, on July 3, 2009, the Company's Board of Directors amended the vesting provisions so that all underlying shares were immediately vested. The Option has not been exercised.

On October 9, 2009, Mr. Greco was issued an Option under the 2007 Plan for 1,763,735 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised. After the Option was issued, the 2007 Plan was closed.

On October 9, 2009, Mr. Greco was issued an Option under the 2009 Plan for 999,074 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On January 6, 2010, Mr. Greco was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Greco for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Greco was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Greco for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

Steve Johnson
President, Chief Operating Officer, and Director

On January 6, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Johnson for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Johnson for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

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

On December 2, 2012, Mr. Piccin was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.79. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second and third anniversary date of the issuance of the Option. The Option has not been exercised.

L. Allen Wheeler
Director, Chair of the Audit Committee

On January 6, 2010, Mr. Wheeler was issued an Option under the 2009 Plan for 75,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Wheeler for the year ended December 31, 2009 in his role as a director. The Option has not been exercised.

On March 26, 2010, Mr. Wheeler was issued an Option under the 2009 Plan for 75,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Wheeler for the year ending December 31, 2010 in his role as a director. The Option has not been exercised.

Kyle Johnson
Director of Technology

On December 3, 2007, Mr. Johnson was issued an Option under the 2007 Plan to replace an earlier option granted under the 2005 Plan (the "Replacement Option"). The ten-year Replacement Option was for 321,018 underlying shares of the Company's Common Stock at an exercise price of $0.5183 per share. On May 18, 2011, Mr. Johnson exercised the Replacement Option to purchase 37,344 shares at an aggregate exercise price of $19,350.

On March 4, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 100,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option were to vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option; however, on July 3, 2009, the Company's Board of Directors amended the vesting provisions so that all underlying shares were immediately vested. On May 18, 2011, Mr. Johnson exercised the Option to purchase 100,000 shares at an aggregate exercise price of $52,000.

On December 22, 2009, Mr. Johnson was issued an Option under the 2009 Plan for 125,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. On May 18, 2011, Mr. Johnson exercised the Option to purchase 41,666 shares of the Company’s Common Stock at an aggregate exercise price of $21,667.

On May 18, 2010, Mr. Johnson was issued an Option under the 2009 Plan for 453,982 underlying shares of the Company's Common Stock at an exercise price of $1.00 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 12, 2011, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company’s Common Stock at an exercise price of $1.51 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 3, 2012, Mr. Johnson was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.79 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

Matthew Clark
Director of Software Development

On March 5, 2009, Mr. Clark was issued an Option under the 2007 Plan for an aggregate of 25,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 22, 2009, Mr. Clark was issued an Option under the 2009 Plan for an aggregate of 125,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On January 18, 2011, Mr. Clark was issued an Option under the 2009 Plan for an aggregate of 75,000 underlying shares of the Company's Common Stock at an exercise price of $1.62 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 12, 2011, Mr. Clark was issued an Option under the 2009 Plan for an aggregate of 50,000 underlying shares of the Company's Common Stock at an exercise price of $1.51 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

On December 3, 2012, Mr. Clark was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.79 per share. The underlying shares of the ten-year Option vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. The Option has not been exercised.

Gerald A. Murphy
Former Director

On December 18, 2012, Mr. Murphy resigned as a director of the Company.

As outlined elsewhere herein, on August 20, 2010, the Company issued Mr. Murphy a five-year Warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The Warrant has not been exercised. (See Subscription and Investor Rights Agreement, Exhibit 10.00 and Revocation and Substitution Agreement, Exhibit 10.64, which exhibits are incorporated herein by reference.)

In December 2011, Mr. Murphy, a director of the Company at the time, exercised Warrants he acquired from third parties to purchase an aggregate of 514,666 shares of the Company's Common Stock at an exercise price of $.55 per share.

John Bailey
Former Chief Financial Officer, Treasurer, and Secretary

Mr. Bailey served as the Company’s Chief Financial Officer, Treasurer and Secretary from January 20, 2004 until his resignation on November 7, 2011.

On December 3, 2007, Mr. Bailey was issued an Option under the 2007 Plan to replace an earlier option granted under the 2005 Plan (the "Replacement Option"). The ten-year Replacement Option was for 2,042,830 underlying shares of the Company's Common Stock at an exercise price of $0.1480 per share. On April 8, 2011, Mr. Bailey exercised the Replacement Option to purchase 2,042,830 shares of the Company’s Common Stock at an aggregate exercise price of $302,339.

 On January 6, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vested immediately upon issuance. The Option was issued in exchange for the services provided by Mr. Bailey for the year ended December 31, 2009 in his role as Secretary. On June 9, 2011, Mr. Bailey exercised the Option to purchase 50,000 shares of the Company’s Common Stock at an aggregate exercise price of $26,000.

On March 26, 2010, Mr. Bailey was issued an Option under the 2009 Plan for 50,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares of the ten-year Option vest on December 31, 2010. The Option was issued in exchange for the services already provided and to be provided by Mr. Bailey for the year ending December 31, 2010 in his role as Secretary. On June 9, 2011, Mr. Bailey exercised the Option to purchase 50,000 shares of the Company’s Common Stock at an aggregate exercise price of $26,000.

Stock Options Issued to Other Employees

Listed within this subsection is information regarding the Company's issuance of Non-Qualified Stock Options ("Options") to employees of the Company who are not directors or executive officers and who are not considered to be a 'significant employee.' (See form of Non-Qualified Stock Option, Exhibit 10.10, which exhibit is incorporated herein by reference.)

On December 3, 2007, three employees were issued Options under the 2007 Plan to replace earlier options granted under the 2005 Plan (the "Replacement Option"). The ten-year Replacement Options were for an aggregate of 288,916 underlying shares of the Company's Common Stock at an exercise price of $0.5183 per share. The underlying shares vested immediately upon issuance. Upon termination of one employee, the Company extended the expiration date for the exercise of 32,102 underlying shares to December 10, 2010, which option later expired without being exercised. On May 12, 2010, the Company received payment and a Notice of Exercise from another employee to purchase 160,509 shares at $0.5183 per share and issued the shares. No other Replacement Options have been exercised.

On February 13, 2008, one employee was issued an Option under the 2007 Plan for 150,000 underlying shares of the Company's Common Stock at an exercise price of $1.00 per share. The underlying shares vested immediately upon issuance. The Option has not been exercised.

On March 5, 2009, six employees were issued Options under the 2007 Plan for an aggregate of 115,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. Upon termination of one employee, an Option for 10,000 underlying shares was canceled. None of the Options have been exercised.

On December 22, 2009, eight employees were issued Options under the 2009 Plan for an aggregate of 105,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. The underlying shares vest at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option. Subsequent to the resignation of an employee on February 8, 2010, an Option for 5,000 underlying shares was cancelled. None of the Options have been exercised.

Between January 18, 2011 and April 21, 2011, the Company issued non-qualified stock options to employees to purchase up to 235,000 underlying shares of Common Stock pursuant to the CareView Communications, Inc. 2009 Stock Incentive Plan ("2009 Plan"). The ten-year 2009 Plan Options have an exercise price of between $1.53 and $1.66 per share and vest over a three-year period, one-third per year on the anniversary date of the Option. Of the 235,000 options mentioned above, 5,000 were forfeited during the second quarter due to a termination of the employee. None of the Options have been exercised.

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

On December 12, 2011, the Company granted 2009 Plan Options to purchase an aggregate of 530,000 shares of Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $1.51 per share and vests over a three-year period, one-third per year on the anniversary date of the Option. None of the Options have been exercised.

On December 3, 2012, the Company granted 2009 Plan Options to purchase an aggregate of 590,000 shares of Common Stock to employees of the Company. The ten-year 2009 Plan Options have an exercise price of $0.79 per share and vest over a three-year period, one-third per year on the anniversary date of the Options. None of the Options have been exercised.

Cancellation and Expiration of Options

During the year ended December 31, 2012, 2009 Plan Options to purchase an aggregate of 200,668 shares were cancelled due to resignation and termination of eleven (11) employees. In addition, during the same time period, 2007 Plan Options to purchase an aggregate of 156,305 shares and 2009 Plan Options to purchase 59,165 shares expired.

Section 4(2) Exemption From Registration Requirements

In connection with each of the above described sales and issues of shares of the Company’s Common Stock and Warrants to purchase shares of the Company’s Common Stock and the issue of shares of Common Stock upon exercise of Warrants and stock options, the Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The sales did not involve public offerings, the buyers took the shares for investment and not resale and the Company took appropriate measures to restrict transfer of such shares and Warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Total assets	$16,067	$21,956	$5,960	$3,917	$3,597
Total liabilities	$14,315	$6,036	$868	$3,995	$2,013
Total stockholders’ equity (deficit)	1,752	15,920	5,092	(78)	1,584
Total liabilities and stockholders’ equity	$16,067	$21,956	$5,960	$3,917	$3,597

	For years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except for net loss per share)

Revenue, net	$1,630	$630	$326	$87	$42
Total operating expense	12,705	9,598	13,121	4,163	2,591
Total other expense, net)	7,531	7,407	6,155	2,118	625
Loss before income taxes	(18,606)	(16,375)	(18,950)	(6,194)	(3,174)
Provision for income taxes	-0-	-0-	-0-	-0-	-0-
Net loss	(18,606)	(16,375)	(18,950)	(6,194)	(3,174)
Net loss attributable to noncontrolling interest	(103)	(111)	(98)	(18)	-0-
Net loss attributable to CareView Communications	$(18,503)	$(16,264)	$(18,852)	$(6,176)	$(3,174)
Earnings per share, basic and diluted
Net loss per share, basic and diluted	$(0.14)	$(0.13)	$(0.15)	$(0.06)	$(0.03)
Weighted average common shares outstanding, basic and diluted	132,123	129,468	122,864	108,359	102,743

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis or Plan of Operation

Overview

CareView was formed in California in July 1997 as Purpose, Inc., changing its name to Ecogate, Inc. in April 1999. In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada. The Company's primary focus is its operating businesses that focus on the business plan of its wholly owned subsidiary, CareView-TX.

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

During the next twelve months, CareView plans to further commercialize its products and services through a controlled marketing roll out. CareView has organized and engaged a sales and marketing team comprised of employed staff and commission agents. This team, along with the officers of the Company, has targeted a list of hospitals, regional hospital ownership and national hospital companies, both for-profit and not-for-profit companies that serve the major metropolitan communities of the country. The targeted organizations are being marketed, educated about the CareView solution and some will result in sales in this calendar year. Further, for those larger and/or prestigious health care providers, CareView may agree to conduct a pilot study to demonstrate the value of the services it provides should it appear mutually beneficial to both parties. Management is confident that the skilled personnel necessary for an aggressive roll out can be identified and secured. The Company has installed, or is in the process of installing, its equipment at 64 hospitals. The additional funding needed for working capital infrastructure is directly related to how many CareView Systems are installed. In the event that CareView only completes the 64 hospitals currently installed or being installed, our additional capital cash needs would be minimal; however, if CareView is to install the additional hospitals anticipated by management, our additional financing needs may approximate $10 million over the next twelve-month period. The Company's Room Control Platform is being manufactured by unaffiliated third party providers domestically and internationally. Although CareView's management is confident that its products can be manufactured to its specifications at a reasonable cost, and in substantially any quantity required, there is no assurance of that outcome. CareView plans to finance its growth through traditional bank financing sources and/or through potential debt and equity private placements. While management is confident that the required financing to fund the marketing roll out can be secured at terms satisfactory to the Company, there is no guarantee that future funding will be available, or that it will be on terms that are satisfactory to the Company.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead and financing costs. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead, currently ranging from $550,000 to $650,000 per month. Our cash position at December 31, 2012 was approximately $5.4 million. We are required to maintain a minimum cash balance of $5 million pursuant to existing loan documents (see NOTE 15 – AGREEMENT WITH HEALTHCOR and NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank. In view of these facts, the continued successful operation of the Company is dependent upon us obtaining additional financing and achieving positive cash flow while maintaining adequate liquidity. In order to support current and future operations, in March 2013, with an April 1, 2013 closing date, we will sell 6,220,000 shares of our Common Stock and warrants to purchase 2,500,000 shares of our Common Stock in a private offering for an aggregate offering of $2,856,400, net of expenses. The proceeds from this private offering, as more fully described herein in Recent Events, will enable the Company to continue to operate for the next twelve month period. With the combination of our aggressive sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we can meet our cash needs during 2013, can provide positive cash flow in the future, and can achieve future operating profitability by the end of the third quarter of 2013. As more fully described in NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to an additional $19.4 million by using signed customer contracts as collateral toward the amount borrowed. The Company believes it will achieve operating profitability with approximately 11,000 to 12,000 billable RCP units; however, due to conditions and influences out of the Company's control including the current state of the national economy, the Company cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

We estimate that we will achieve operating profitability by the end of the fourth quarter of 2013 and are confident in our sales, marketing and strategic plan; however, due to conditions and influences out of the our control including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved. While we believe that the funds raised through the private offering discussed above will adequately fund our operating requirements, we cannot guarantee that it will be adequate or that we will not have to raise additional funds.

We expect to continue to spend substantial amounts on research and development. Further, we may not have sufficient resources to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We can make no assurances that additional financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. For further discussion, see Part I, Item 1A "Risk Factors."

As of December 31, 2012, the CareView’s working capital was $4.1 million, our accumulated deficit was $65.3 million, and our stockholders’ equity was $1.8 million. Operating loss was $10.9 million, $9.0 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net loss attributable to CareView was $18.5 million, $16.3 million and $18.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash outlays from operations and capital expenditures were $8.3 million, $12.5 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents

During the years ended December 31, 2012 and 2011, our cash liquidity increased (decreased) as follows:

(000’s)
At December 31, 2011	$8,527
At December 31, 2012	5,414
Decrease in cash and cash equivalents	$(3,113)

(000’s)
At December 31, 2010	$27
At December 31, 2011	8,527
Increase in cash and cash equivalents	$8,500

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31:

	2012	2011	2010
	(000’s)
Proceeds from notes payable	$5,000	$20,000	$30
Proceeds from exercise of stock options	262	1,187	83
Proceeds, net, from issuance of equity securities	-0-	-0-	6,477
Sources of cash and cash equivalents	5,262	21,187	6,590

Cash used in operating activities	7,322	5,739	4,131
Cash used to purchase equipment	927	6,707	2,469
Repayment of debt	42	168	84
Cash used in other investing activities	84	73	98
Uses of cash and cash equivalents	8,375	12,687	6,782

Increase (decrease) in cash and cash equivalents	$(3,113)	$8,500	$(192)

During the year ended December 31, 2012, working capital decreased by $2.6 million as follows:

	December 31,
	2012	2011	Change
	(000’s)
Current assets	$5,976	$9,245	$(3,269)
Current liabilities	969	1,634	(665)
Working capital	$5,007	$7,611	$(2,604)

The decrease in working capital is primarily a result of cash used for operations.

Primary Sources of Cash

On January 31, 2012, the Company entered into a Second Amendment to the April 21, 2011 Note and Warrant Purchase Agreement (the "Second Amendment") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors"). Pursuant to the Second Amendment, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $2,329,000 and $2,671,000, respectively (collectively the "January 2012 Notes"). The January 2012 Notes have maturity dates of April 20, 2021.

On April 21, 2011, the Company entered into and closed a Note and Warrant Purchase Agreement (the "Purchase Agreement") with the above-mentioned Investors. Pursuant to the Purchase Agreement, the Company sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the "April 2011 Notes"). The April 2011 Notes have maturity dates of April 20, 2021.

Between January and April 2010, the Company sold an aggregate of 11,378,040 shares of Common Stock for an aggregate purchase price of $5,916,672, resulting in cash to the Company of $5,510,185, net of placement costs. These shares were sold as part of the Company’s August 2009 Offering of 15,000,000 shares of its Common Stock at $0.52 per share for an aggregated offering of $7,800,000 (the "August 2009 Offering").

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the "July 2010 Offering"). The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(000’s)
Revenue, net	$1,630	$630	$1,000
Operating expenses	12,705	9,598	3,107
Operating loss	(11,075)	(8,968)	(2,107)

Other expense, net	(7,531)	(7,407)	(124)
Net loss	(18,606)	(16,375)	(2,231)
Net loss attributable to
noncontrolling interest	(103)	(111)	(8)
Net loss attributable to
CareView	$(18,503)	$(16,264)	$(2,239)

Revenue, net

Revenue increased $1.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to the Company’s entry into a Master Agreement with Hospital Management Associates, Inc. (HMA). Billable hospitals increased to 53 for the year ended December 31, 2012 as compared to 18 at the comparable period for the prior year. Billable units, Room Control Platforms and Nurse Stations, increased to 1,959 (1,904 and 55, respectively) as compared to 1,730 billable units (1,633 Room Control Platforms and 97 Nurse Stations) for the same comparable period of the prior year.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2012	2011
Human resource costs, including benefits	30%	28%
Depreciation and amortization expense	17%	16%
Professional fees and consulting	26%	28%
Product deployment costs	10%	10%
Travel and entertainment	7%	5%
Other	10%	13%

Operating expenses increased by $3 million (31%) as a result of the following items:

(000’s)
Increase in human resource costs	$1,118
Increase in depreciation and amortization	557
Increase in production deployment costs	364
Increase in travel and entertainment	362
Increase in professional and consulting	567
Increase in other	139
$3,107

Human resource related costs (including Salaries and Benefits) increased by $1.1 million primarily due to a higher average head count in 2012 over the comparable prior year period. While the Company had 45 employees at December 31, 2012 compared to 44 for the comparable period for the prior year, on average the Company employed 49 employees over the course of 2012 as compared to 33 for the comparable prior year period.

Depreciation and amortization expense increased $0.6 million primarily related to the increase in deployable assets.

Installation and related material costs increased by $0.4 million as a result of the impairment of certain previously capitalized installation costs.

Travel and entertainment expense increased $0.4 million as a direct result of increased sales lead activity and interest in the CareView System specifically related to expanding our customer base as well as installation and training efforts related to supporting our existing installed base.

Professional and consulting fees increase of $0.6 million was primarily a result of: (i) $0.4 million related to sales and marketing efforts to aid the Company with sales and contract negotiations, (ii) $0.4 million related to administrative support assistance and public company filing support costs (iii) $0.3 million related to the issuance of common stock purchase warrants associated with consulting services issued in 2012 partially offset by $0.5 million reduction in legal fees.

Other Expense, net

Other non-operating expense increased by $0.1 million for the year ended December 31, 2012 in comparison to the same period in 2011. This change is a result of increases in interest expense totaling $3.1 million partially offset by (i) the re-measurement of the fair values of all of our derivative liabilities between June 30, 2011 and December 29, 2011, recording an aggregate decrease of $10.5 million, resulting in a net charge to other expense of $3.0 million during the year ended December 31, 2011, with no such activity in 2012.

Net Loss Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $0.1 million net loss attributed to noncontrolling interests, CareView’s 2012 net loss of $18.5 million increased by $2.2 million or 14% over the $16.3 million net loss in 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,
	2011	2010	Change
	(000’s)
Revenue, net	$630	$326	$304
Operating expenses	9,598	13,122	(3,524)
Operating loss	(8,968)	(12,796)	3,828
Other expense, net	(7,407)	(6,155)	(1,252)
Net loss	(16,375)	(18,951)	2,576
Net loss attributable to
noncontrolling interest	(111)	(99)	12
Net loss attributable to
CareView	$(16,264)	$(18,852)	$2,588

Revenue, net

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

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2011	2010
Human resource costs, including benefits	28%	13%
Non-cash costs	14%	65%
Professional fees and consulting	14%	5%
Depreciation and amortization expense	16%	5%
Product deployment costs	10%	2%
Travel and entertainment	5%	2%
Other	13%	7%

Operating expenses decreased by $3.5 million (27%) as a result of the following items:

(000’s)
Decrease in non-cash costs	$(7,249)
Increase in human resource costs	1,030
Increase in depreciation and amortization	822
Increase in professional and consulting	789
Increase in production deployment costs	675
Increase in travel and entertainment	273
Increase in other	136
$(3,524)

Non-cash related cost decreased $7.2 million. This change is primarily related to the limited number of common stock purchase warrants associated with consulting services that were issued in 2011 as compared to 2010.

Human resource related costs (including Salaries and Benefits) increased by $1.0 million primarily due to an increase of 19 employees in 2011. The Company had 44 employees at December 31, 2011 which increased from 25 for the comparable period for the prior year.

Depreciation and amortization expense increased $0.8 million primarily related to the increase in deployable assets.

Professional fees increased $0.8 million primarily due to an increase in legal and accounting related services. Legal fees primarily increased as a result of the settlement of the Focus Group lawsuit and outside counsel due diligence reviews related to potential investment in the Company. The Company incurred additional costs related to (i) fees associated with public company filings, (ii) compliance with Sarbanes-Oxley 404, and (iii) increased accounting fees relative to its change in its independent registered public accounting firm to BDO USA, LLP in 2010.

Amortization of installation costs and related material costs associated with the deployment of the Company’s equipment increased by $0.7 million.

Travel and entertainment expense increased $0.3 million as a direct result of increased activity associated with sales, installation, and training efforts.

Other Expense, net

Other non-operating expense increased by $1.3 million for the year ended December 31, 2011 in comparison to the same period in 2010. This change is result of increases in amortization of debt discount totaling $2.1 million and interest expense totaling $2.0 million, and the re-measurement of the fair values of all of our derivative liabilities between June 30, 2011 and December 29, 2011, recording an aggregate decrease of $10.5 million, resulting in an increase in other expense of $3.0 million during the year ended December 31, 2011, partially offset by a reduction of $5.8 million in non-cash financing costs.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Complex Derivative Financial Instruments. During the 2011 reporting year the Company sold convertible debt with an embedded conversion option and common stock warrants as part of our business plan to fund operations for an extended period of time. (See Note N - Agreement with HealthCor.) As stated in the agreement, it was known that the settlement amount of the warrants could be affected by future common stock offerings by the Company at the then-current market price of these shares or the contractual terms of at-the-money warrants issued in a subsequent period. So it was determined the warrants issued should be accounted for as liabilities and recorded at fair value each reporting period. Regarding the convertible notes, the embedded conversion feature had a full ratchet provision on the conversion price of the embedded conversion feature and therefore the conversion option of the notes should be bifurcated from the host and accounted for as a liability and recorded at fair value each reporting period. Due to the complexity of the agreement and lack of on staff expertise, the Company used an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the ‘‘Boards’’) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ‘‘fair value.’’ These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. ASU 2010-06 began phasing in the first fiscal period after December 15, 2009. The Company did not make nor anticipates a significant transfer between each level as of December 31, 2012. As such, this ASU did not have any material impact on its consolidated financial position, results of operations or cash flows.

Recent Events

Agreement with Comerica Bank and Bridge Bank National Association

On January 15, 2013, the Company and the Comerica Bank and Bridge Bank (the “Banks”) entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts." This amendment triggered amendments to the Warrants issued to the Banks in that the exercise price was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. On January 16, 2013, we borrowed $560,000 against the Revolving Line.

March 2013 Offering

On March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement.  On March 27, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of the Company’s Common Stock in a private offering.  At the anticipated closing of the Purchase Agreement on April 1, 2013, the Company will sell (i) an aggregate of 6,220,000 shares of common stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share (the “Warrants”) for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vest immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.  These shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The shares were issued directly by us and did not involve a public offering or general solicitation. The investors in the March 2013 Offering were "accredited investors" as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sales or distribution thereof.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2012.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently threatened lawsuits and claims, if any, will have a material adverse effect on our financial position, results of operations or cash flows.

Contractual Arrangements

Significant contractual obligations as of December 31, 2012 are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes(1)	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2013	$887,148	$-0-	$443,574	$443,574
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	2,562,603	2,562,603	-0-	-0-
2017	4,553,509	4,553,509	-0-	-0-
Thereafter	62,374,273	62,374,273	-0-	-0-
Total	$70,377,533	$69,490,385	$443,574	$443,574
______________
(1) (See NOTE 15 – AGREEMENT WITH HEALTHCOR for details)

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

Outlook

We anticipate the demand for our products and services to be strong as there is currently no other company with the same range of services we offer. We are well positioned to take advantage of that fact and are confident that the CareView System will be in demand because hospitals and nursing homes continue to be understaffed in nursing personnel and are constantly looking for ways to improve efficiency and provide better patient care.

We believe that the current trend of significantly increased public awareness surrounding the quality of healthcare in hospitals and nursing homes will continue to increase. We also believe there is an increase in public concern regarding the privacy of individuals in healthcare facilities as well as the recordation of events during treatment. Our CareView System will provide a safer environment for patients and provide families access to monitor activities and be involved in important healthcare decisions when they are not able to be at the facility in person.

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

Financial statements may be found at pages F-1 through F-54 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In 2011, the necessary operating funds were made available through the investment by HealthCor Partners (see Agreement with HealthCor) which allowed the Company to hire the necessary internal resources, contract with reputable and knowledgeable professional service providers and invest in the effort to put procedures and policies in place that would create a control environment where those controls would be deemed effective. As of December 31, 2012, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report, dated April 1, 2013, which appears at page F-2.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, our management completed the documentation of the Company’s processes and procedures and related controls. There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer

Tommy G. Thompson	70	Chairman of the Board	October 26, 2005	NA
Samuel A. Greco	61	Chief Executive Officer, Director	February 17, 2009	September 4, 2007
Steven G. Johnson	52	President, Chief Operating Officer, Director	April 11, 2006	April 11, 2006
Anthony P. Piccin	49	Chief Financial Officer, Treasurer, Secretary	N/A	November 7, 2011
L. Allen Wheeler	79	Director	January 26, 2006	NA
Jeffrey C. Lightcap	54	Director	April 21, 2011	N/A

Mr. Lightcap was elected to serve on the Company's Board of Directors pursuant to the terms of the HealthCor Note Purchase Agreement executed on April 21, 2011. Other than Mr. Lightcap, there are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The Company is currently seeking to identify and confirm additional members to its Board of Directors, which members will be qualified as independent and at least one of whom will be qualified as a financial expert.

Identification of Certain Significant Employees

Kyle Johnson, the Company's Director of Technology, and Matthew Clark, the Company's Director of Software Development, are considered significant employees. An overview of each of their business experience follows in Business Experience found within this Item 10.

Family Relationships

There are no family relationships between our officers and directors.

Election of Directors

The Company's Board of Directors ("Board") does not currently have a Nominating Committee and the Board, as a whole, identifies director nominees by reviewing the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into consideration the current Board members and the specific needs of the Company and the Board. Among the qualifications to be considered in the selection of candidates, the Board considers the following attributes and criteria of candidates: experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment and independence. Our Board recognizes that nominees for the Board should reflect a reasonable diversity of backgrounds and perspectives, including those backgrounds and perspectives with respect to business experience, professional expertise, age, gender and ethnic background. Nominations for the election of directors may be made by any member of the Board.

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

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employees follows:

Tommy G. Thompson - Chairman of the Board

Tommy G. Thompson joined CareView in 2005 to serve as its Chairman of the Board. As the former Secretary of the U.S. Department of Health & Human Services Secretary ("HHS") from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. He worked to modernize and add prescription drug coverage to Medicare for the first time in the program’s history. A leading advocate of welfare reform, Secretary Thompson focused on expanding services to seniors, people with disabilities, and low-income Americans. Additionally, he is recognized for his contributions to the U.S. response to the threat of bioterrorism and for his leadership in the fight against HIV/AIDS in the United States and abroad.

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

As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work in expanding healthcare access across all segments of society. He has received numerous awards for his public service, including the Anti-Defamation League’s Distinguished Public Service Award, Governing Magazine’s Public Official of the Year Award, and the Horatio Alger Award, which is awarded annually to "dedicated community leaders who demonstrate individual initiative and commitment to excellence—as exemplified by remarkable achievements accomplished through honesty, hard work, self-reliance, and perseverance."

Chairman Thompson joined the CareView team expressly to implement his plans and visions for bringing the healthcare industry into the Information Age. His experience in public service, in particularly his services and knowledge related to the healthcare industry as a whole, makes him well-suited to be the Company's Chairman. He received both his B.S. and his J.D. from the University of Wisconsin-Madison. Secretary Thompson currently serves as a member of the board of directors for C. R. Bard, Inc. [NYSE: BCR], Centene Corporation [NYSE: CNC], United Therapeutics Corporation [NASDAQ: UTHR], and Cytori Therapeutics, Inc. [NASDAQ: CYTX].

Samuel A. Greco - Chief Executive Officer and Director

Mr. Greco joined the Company as Chief Executive Officer in September 2007 and was elected as a member of the Board of Directors in February 2009. Mr. Greco has spent over thirty years in hospital administration, beginning at an independent city hospital and progressing to Senior Vice President of Financial Operations at Columbia/HCA Healthcare Corporation, the industry's largest healthcare provider. At Columbia/HCA, Mr. Greco was responsible for the financial operations of the $28 billion company which at the time had over 300 hospitals and 125 surgery centers. While with Columbia, Mr. Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia's supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement. He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings. Over the past ten years, Mr. Greco has used his industry experience to provide consulting services to hospital management companies to greatly improve their financial results from operations. Mr. Greco has operated in organizations ranging from 200 beds to multi-facility networks of over 2,000 beds. He was instrumental in the development of the CareView System™ and his extensive contacts and relationships within the industry have been valuable in helping CareView pursue its goals. Mr. Greco earned his B.A. in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

Steve G. Johnson - President, Chief Operating Officer, Director

Mr. Johnson joined the Company in April 2006, currently serving as its President, Chief Operating Officer, and Director. In December 2003, he filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States, which invention was subsequently assigned to the Company and issued a patent number by the USPTO. The technology underlying the patent is the basis of the Company's CareView System. Mr. Johnson is also one of the inventors on three additional pending patent applications for a System and Method for Predicting Falls in the U.S., a System and Method for Documenting Patient Procedures in the U.S., and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S., all technology currently being deployed or in further development by the Company. Mr. Johnson has over 20 years of experience in the cable and wireless business. Before joining the Company, he served as Chief Executive Officer of Cadco Systems, a manufacturer of CATV and telecommunications equipment from 1997. From February 1991 to February 1996, he served as CEO, President and Director of American Wireless Systems, which he restructured and sold to Heartland Wireless Communications. Mr. Johnson also served as founder and President of Hanover Systems, a manufacturer of telecommunications equipment. Mr. Johnson has been actively involved with the wireless cable industry since 1984 and has served on the board of directors of the Wireless Cable Association and its FCC regulatory committee. Mr. Johnson developed various electronic telecommunications equipment for the wireless cable industry including microwave downconverters, wireless cable set top converters, antennas, and MMDS transmitters. Mr. Johnson's accumulated knowledge in the field of technology coupled with his development of patentable technology makes him an invaluable member of the Company's management. Mr. Johnson earned his B.A. in Economics and Business Administration from Simpson College. Mr. Johnson is the father of Kyle Johnson, the Company's Director of Technology.

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

L. Allen Wheeler - Director

Mr. Wheeler has served as a Director of CareView since January 2006. Mr. Wheeler has been a private investor for over 40 years with interests in nursing homes, real estate, cable, television and radio stations, real estate and ranching. Mr. Wheeler is former Chairman of the Board of Texoma Medical Center and former President of the Durant Industrial Authority. Mr. Wheeler's knowledge of the healthcare industry (as it relates to nursing homes), his technical knowledge of the broadcast television industry, and his expertise relative to investments and equity placements, qualifies him as a significant member of the Company's board of directors. Mr. Wheeler earned his B.A. from Southeastern Oklahoma State University.

Jeffrey D. Lightcap – Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011 pursuant to the requirements of the loan agreements between HealthCor and the Company. Mr. Lightcap is a Senior Managing Director at HealthCor Partners, having joined HealthCor Partners in October 2006. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch‘s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago. Although Mr. Lightcap's election as a director was a stipulated requirement of our agreement with HealthCor, his experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company's directors.

Kyle Johnson - Director of Technology

Kyle Johnson has served as the Company's Director of Technology since August 2006 and is responsible for the design and development of the Company's Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView System™. Mr. Johnson is also one of the inventors on two additional pending patent applications for a System and Method for Predicting Falls in the U.S. (the technology under the Company's 'Virtual Bed Rails') and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S, From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, the Company's President.

Matthew Clark – Director of Software Development

Matthew Clark has served as the Company's Director of Software Development since October 2008 and is responsible for software development, personnel and technical infrastructure, and customer support. Mr. Clark is also one of the inventors on a pending patent application for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. From October 2007 to October 2008, Mr. Clark served as Senior Manager of Engineering for EMC Corporation, a U.S. Fortune 500 company and provider of information infrastructure systems, software and services. In that position, Mr. Clark focused on assisting network managers in maintaining compliance, and was responsible for product concepts, requirements, design and implementation. From January 2001 to October 2007, Mr. Clark served in various capacities at Voyence, Inc., a technology solutions company that was acquired by EMC Corporation in 2007, including Director of Reporting and Maintenance Development, Director of Quality Assurance, and Development Manager. At Voyence, Mr. Clark was responsible for maintaining overall quality assurance and developing testing strategies for major software releases. He was involved in developing advanced reporting for prototype components and assessment and remediation of network device vulnerability. Mr. Clark earned his BBA, Management Information Systems and Accounting at Baylor University.

Other Directorships

Other than as indicated within this section at Business Experience, none of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

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

Committees of the Board

Advisory Board

On February 13, 2008, the Company approved a charter for an advisory board to its Board of Directors ("Advisory Board") that will be comprised of no less than three members to be appointed by the Company’s Board of Directors. The Company’s Board of Directors appointed Craig R. Benson to serve as its initial Chairman and granted him a Non-Qualified Stock Option for the purchase of 25,000 shares of the Company's Common Stock. In December 2012, the Company's management and Board of Directors decided to proceed without an Advisory Board until such time in the future as an Advisory Board is deemed necessary. (See Advisory Board Charter, Exhibit 10.14, which exhibit is incorporated herein by reference.)

Audit Committee

On December 13, 2007, the Company's Board of Directors approved a charter for the Audit Committee whose primary function is to provide advice with respect to the Company's financial matters and to assist the Company's Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee's primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent registered accounting firm; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company's Board of Directors. (See Audit Committee Charter, Exhibit 10.11, which exhibit is incorporated herein by reference.)

For the year ended December 31, 2012 and through the filing date of this Report, the Company's Audit Committee consisted of three members of the Company's Board of Directors, namely Allen Wheeler as Chair, Tommy G. Thompson and Jeffrey Lightcap. Mr. Lightcap is deemed to be a financial expert. Although the Company's Board of Directors believes the members will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

Compensation Committee

On December 13, 2007, the Company's Board of Directors approved a charter for the Compensation Committee whose function is to provide assistance to the Company's Board of Directors in fulfilling their responsibility to the Company's shareholders, potential shareholders, and the investment community relating to developing policies and making specific recommendations to the Board of Directors with respect to the direct and indirect compensation of the Company’s executive officers. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. The Compensation Committee’s primary duties and responsibilities are to: (i) review and approve the Company’s goals relevant to the compensation of the Chief Executive Officer ("CEO"), evaluate the CEO’s performance with respect to those goals, and set the CEO’s compensation based on that evaluation; (ii) assess the contributions of individual executives and recommend to the Board of Directors levels of salary and incentive compensation payable to them; (iii) compare compensation levels with those of other leading companies in the industry; (iv) grant stock incentives to key employees and administer the Company’s stock incentive plans; (v) monitor compliance with legal prohibition on loans to directors and executive officers; and (vi) recommend to the Board compensation packages for new corporate officers and termination packages for corporate officers as requested. (See Compensation Committee Charter, Exhibit 10.12, which exhibit is incorporated herein by reference.)

           Three members of the Company's Board of Directors serve on the Compensation Committee, namely Tommy G. Thompson, Chair, Allen Wheeler and Jeffrey C. Lightcap. Although the Company's Board of Directors believes the members will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Compensation Committee’s Chair and members are to be designated annually by a majority vote of the Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board.

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

Code of Business Conduct and Ethics

On December 13, 2007, the Company's Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors and executive officers of the Company. This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis. (See 2011 Code of Business Conduct and Ethics, Exhibit 14.00, which exhibit is incorporated herein by reference.)

Code of Ethics for Financial Executives

On December 13, 2007, the Company's Board of Directors adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of the Company's financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of the Company's financial executives are required to sign this code on an annual basis. (See 2011 Code of Ethics for Financial Executives, Exhibit 14.01, which exhibit is incorporated herein by reference.)

Insider Trading Policy

On December 13, 2007, the Company's Board of Directors adopted its initial Insider Trading Policy applicable to all directors and officers (the "2007 Policy"). The 2007 Policy was executed in 2007, 2008 and 2009 by all officers and directors. On December 17, 2010, the Company's Board of Directors revised the 2007 Policy and adopted the new Insider Trading Policy. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include 'tipping' such information, securities trading by the person 'tipped,' and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against the policy of the Company as such trading can cause significant harm to the reputation for integrity and ethical conduct of the Company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at the sole discretion of the Company, including dismissal for cause. All members of the Company's Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis. (See Insider Trading Policy, Exhibit 10.13 which exhibits are incorporated herein by reference.)

Whistleblower Policy

On October 31, 2011, the Company's Board of Directors adopted a Whistleblower Policy which was subsequently provided to all employees and posted on the Company's website. It is the policy of the Company to establish and maintain a complaint program to facilitate (i) the receipt, retention and treatment of complaints received by the Company regarding its accounting, internal accounting controls, auditing matters or violations of the Code of Conduct and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. In order to carry out these responsibilities, the Company adopted the Whistleblower Policy. Any person with a concern relating to the Accounting Policies or compliance with the Code of Conduct by the Company should submit their concern in writing to the Company's Chair of the Audit Committee. Complaints may be made without fear of dismissal, disciplinary action or retaliation of any kind. The Company will not discharge, discipline, demote, suspend, threaten or in any manner discriminate against any officer or employee in the terms and conditions of employment based on any lawful actions with respect to (i) good faith reporting of concerns or complaints regarding Accounting Policies, or otherwise specified in Section 806 of the U.S. Sarbanes-Oxley Act of 2002, (ii) compliance with the Company's Code of Conduct or (iii) providing assistance to the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, investigating a concern. (See Whistleblower Policy, Exhibit 10.101, which exhibit is incorporated herein by reference.)

Related Party Transactions Policy

On October 31, 2011, the Company's Board of Directors adopted a Related Party Transactions Policy. The Company recognizes that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore adopted the Related Party Transactions Policy which shall be followed in connection with all related party transactions involving the Company and its subsidiaries and affiliates. The Board has determined that the Company's Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions The Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. The President of the Company shall be responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to the Company in connection with duly approved related party transactions during the preceding fiscal quarter. The President shall be responsible for reviewing and approving all payments made by or to the Company in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to the Company in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in the Company's applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. (See Related Party Transactions Policy, Exhibit 10.102, which exhibit is incorporated herein by reference.)

Board Meetings and Committees; Annual Meeting Attendance

The Company held six meetings of the Board of Directors during the year ended December 31, 2012 and conducted other business through unanimous written actions by its Board of Directors.

Indemnification

Section 145 of the Nevada Corporation Law provides in relevant parts as follows:

(1) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

(3) To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

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

The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company's management is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals. The Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the Company’s Common Stock on the date of grant, that employee stock options should generally vest over a three-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its executive officers to hold any specific equity interest in the Company. The Company does not offer its executive officers any nonqualified deferred compensation, a defined benefit pension program or any post-retirement medical or other benefits.

The Company anticipates that the Board of Directors and the Compensation Committee will establish and implement a formal comprehensive goal-targeted compensation policy to reward executive officers for their services to the Company.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last three fiscal years ended December 31, 2012, 2011 and 2010. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options ("Options") granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Options granted to the Company's executive officers pursuant to the 2007 Plan and the 2009 Plan. (See CareView Communications, Inc. 2007 Stock Incentive Plan, Exhibit 10.07, and CareView Communications, Inc. 2009 Stock Incentive Plan, Exhibit 10.39, which exhibits are incorporated herein by reference.)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Samuel A.	2012	$250,000	-0-	-0-	-0-	-0-	-0-	$35,600	$285,600
Greco(2)	2011	$250,203	-0-	-0-	-0-	-0-	-0-	$36,781	$286,984
CEO	2010	$251,599	-0-	-0-	$68,200	-0-	-0-	$31,916	$351,715

Steven G.	2012	$250,000	-0-	-0-	-0-	-0-	-0-	$27,364	$277,364
Johnson(3)	2011	$250,216	-0-	-0-	-0-	-0-	-0-	$28,573	$278,789
President/COO	2010	$255,371	-0-	-0-	$68,200	-0-	-0-	$28,506	$352,077

Anthony P.	2012	$150,101	-0-	-0-	$24,650	-0-	-0-	$18,105	$192,856
Piccin(4)	2011	$62,711	-0-	-0-	$61,650	-0-	-0-	$7,251	$69,963
CFO/Treas./Sec.	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
__________________
(1)
The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 – STOCKHOLDERS’ EQUITY, Stock Options to the audited consolidated financial statements for year ended December 31, 2010, filed herewith.

(2)
For 2012: All Other Compensation includes $9,000 for car allowance and $27,000 for health insurance premiums paid on Mr. Greco's behalf. For 2011: All Other Compensation includes $9,000 accrued for car allowance and $27,781 for health insurance premiums paid on Mr. Greco's behalf. For 2010: (i) Salary includes $1,599 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company's Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $22,916 for health insurance premiums paid on Mr. Greco's behalf.

(3)
For 2012: All Other Compensation includes $9,000 for car allowance and $18,364 for health insurance premiums paid on Mr. Johnson's behalf. For 2011: All Other Compensation includes $9,000 accrued for car allowance and $19,573 for health insurance premiums paid on Mr. Johnson's behalf. For 2010: (i) Salary includes $5,371 earned but not accrued in 2009 and paid in 2010, (ii) Option Awards includes Options to purchase 100,000 shares of the Company's Common Stock, and (iii) All Other Compensation includes $9,000 accrued for car allowance and $19,506 for health insurance premiums paid on Mr. Steve Johnson's behalf.

(4)
For 2012: (i) Option Awards includes Options to purchase 50,000 shares of the Company’s Common Stock, and (ii) All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf. For 2011: (i) Salary includes $62,711 paid for services rendered from July 18, 2011 to December 31, 2011, (ii) Option Awards includes Options to purchase 75,000 shares of the Company’s Common Stock, and (iii) All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf.

Grants of Plan Based Awards

The table below shows each grant of an award made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of	All Other Option Awards: # of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stocks or Units (#)	Underlying Options (#)	Option Award ($/sh)	Stock and Option Award

Samuel A. Greco CEO		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Steven G. Johnson President/COO		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony P. Piccin CFO Treas./Sec	12/03/12	-0-	-0-	- -0-	-0-	-0-	-0-	-0-	50,000	$0.79	$24,650

(Remainder of page intentionally left blank.)

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2012, which equity awards consists solely of ten-year, non-qualified stock options issued under the 2007 Plan and the 2009 Plan (the "Options"). No executive officers have exercised their Options.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis-able		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Samuel A.	620,936	(1)	-0-		-0-	$0.44	12/02/17	-0-	-0-	-0-	-0-
Greco,	500,000	(2)	-0-		-0-	$0.52	03/09/19	-0-	-0-	-0-	-0-
CEO	2,762,809	(3)	-0-)		-0-	$0.52	10/08/19	-0-	-0-	-0-	-0-
	50,000	(4)	-0-		-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
	50,000	(5)	-0-		-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-

Steve G. Johnson,	50,000	(4)	-0-		-0-	$0.52	01/05/20	-0-	-0-	-0-	-0-
Pres./COO	50,000	(5)	-0-		-0-	$0.52	03/25/20	-0-	-0-	-0-	-0-

Anthony P. Piccin,	8,333		16,667	(6)	-0-	$1.69	07/18/21	-0-	-0-	-0-	-0-
CFO/Treas./Sec.	16,667		33,333	(7)	-0-	$1.51	12/22/21	-0-	-0-	-0-	-0-
	-0-		50,000	(8)	-0-	$0.79	12/03/22	-0-	-0-	-0-	-0-
________________________
(1)All 620,936 underlying shares vested on December 3, 2007.
(2)All 500,000 underlying shares vested on March 15, 2009.
(3)An aggregate of 999,074 underlying shares vested on October 9, 2009 and an aggregate of 587,912 underlying shares vested on each of October 9, 2010 and 2011. An additional 587,911 underlying shares vested on October 9, 2012.

(4)All underlying shares for these Options vested on January 6, 2010.
(5)All underlying shares for these Options vested on December 31, 2010.
(6)An aggregate of 8,333 underlying shares vested on July 18, 2012. An additional 8,333 underlying shares vest on July 18, 2013 and 8,334 underlying shares vest on July 18, 2014.
(7)An aggregate of 16,667 underlying shares vested on December 22, 2012. An additional 16,333 underlying shares vest on December 22, 2013 and 2014.
(8)All underlying shares for this Option vests at the rate of one-third of the shares on the first, second, and third anniversary date of the issuance of the Option on December 3, 2012.

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

The Company paid no compensation to its directors for services rendered for the year ended December 31, 2012. The table below shows outstanding equity awards for the Company's directors (who are not executive officers) as of the fiscal year ended December 31, 2012, which equity awards consists solely of ten-year, non-qualified stock options issued under the 2007 Plan and the 2009 Plan (the "Options") and warrants to common stock of the Company ("Warrants") . No directors have exercised their Options or Warrants.

	Options	Warrants
Tommy G. Thompson(1)	922,565	1,000,000
L. Allen Wheeler	150,000	-0-
Jeffrey C. Lightcap(2)	-0-	11,782,859

_____________________________
(1)	1,000,000 Warrants were issued to Thompson in conjunction with a consulting agreement (see NOTE 21 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT for details).
(2)
HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LCC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen beneficially own (i) an aggregate of 11,782,859 Warrants, (ii) 4,477,229 shares that may be acquired upon conversion of the 2012 Notes (including interest paid in kind through December 31, 2012), and (iii) 19,706,978 shares that may be acquired upon conversion of the 2011 Notes (including interest paid in kind through December 31, 2012).(See NOTE 15 – AGREEMENT WITH HEALTHCOR for details)

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2012 and through the filing date of this Report, the Company's Compensation Committee consisted of three members of the Company's Board of Directors, namely, Tommy G. Thompson (as Chair), Allen Wheeler and Jeffrey C. Lightcap. In 2012, none of the members of the Compensation Committee were an officer or employee of the Company. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Common Stock	Tommy G. Thompson (Chairman of the Board) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	7,747,787	(2)	5.72%

Common Stock	Samuel A. Greco (Chief Executive Officer, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	4,851,906	(3)	3.55%

Common Stock	Steve G. Johnson (President, COO, Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	12,948,573	(4)	9.76%

Common Stock	Anthony P. Piccin (Chief Financial Officer, Treas., Sec.) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	25,000	(5)	0.02%

Common Stock	L. Allen Wheeler (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	14,582,224	(6)	10.99%

Common Stock	Jeffrey C. Lightcap (Director) 405 State Hwy. 121, Suite B 240, Lewisville, TX 75067	36,889,143	(7)	21.75%

Common Stock	All Officers & Directors as a Group (6 persons)	77,044,633	(8)	43.58%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Common Stock	Robert J. Smith (Shareholder) 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,285,072	(9)	9.73%

Common Stock	FMR, LLC (Shareholder) 82 Devonshire St. Boston, MA 02109	10,425,300	(10)	7.87%

Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	14,538,350	(11)	10.97%

Common Stock	Hartford Series Fund, Inc. 500 Bielenberg Drive Woodbury, MN 55125-1400	6,844,000	(12)	5.16%

Common Stock	HealthCor Management, LP et al Carnegie Hall Tower, 152 West 57th Street New York, NY 10019	36,889,143	(7)	21.75%
_________________
(1) Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 132,086,376 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)This amount includes (i) 1,325,222 shares directly owned by Thompson, (ii) 1,922,565 shares due to Thompson upon exercise of vested Options, (iii) 1,000,000 shares due to Thompson upon exercise of Warrants, (iv) 2,500,000 shares beneficially owned by Thompson Family Investments, II, LLC, a company controlled by Thompson, and (v) 1,000,000 shares beneficially owned by Thompson Family Investments, III, LLC, a company controlled by Thompson. The percentage of class for Thompson is based on 135,448,607 shares which would be outstanding if all of Thompson's Warrants and vested Options were exercised.
(3) This amount includes (i) 868,161 shares directly owned by Greco and (ii) 3,983,745 shares due to Greco upon exercise of vested Options. The percentage of class for Greco is based on 136,509,787 shares which would be outstanding if all of Greco's vested Options were exercised.
(4) This amount includes (i) 6,957 shares directly owned by Mr. Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options and (ii) 12,841,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 132,626,042 shares which would be outstanding if all of Johnson's vested Options were exercised.
(5) This amount includes 25,000 shares due to Piccin upon exercise of vested Options. The percentage of class for Piccin is based on 132,526,042 shares which would be outstanding if all of Piccin's vested Options were exercised.
(6) This amount includes (i) 365,335 shares directly owned by Wheeler, (ii) 150,000 shares due to Wheeler upon exercise of Options, and (iii) 14,066,889 shares beneficially owned by Dozer Man, LLC, a company controlled by Wheeler. The percentage of class for Wheeler is based on 132,676,042 shares which would be outstanding if all of Wheeler's vested Options were exercised.

(7) HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LCC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 36,889,143 shares, representing (i) approximately 5,004,312 shares that may be acquired upon conversion of the 2012 Notes (including interest paid in kind through December 31, 2012), (ii) approximately 20,311,459 shares that may be acquired upon conversion of the 2011 Notes (including interest paid in kind through December 31, 2012), and (iii) 11,782,859 shares that may be acquired upon exercise of Warrants. The percentage of class for Reporting Persons is based on 169,624,672 shares which would be outstanding if all the 2012 Notes and 2011 Notes were converted and all Warrants were exercised.
 (8) This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 176,805,982 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(9) This amount includes: (i) 693,949 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith's minor children, (iii) 5,461,340 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Mr. Smith, and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 136,526,042 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.
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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2012 and to the date of this filing, the Company's acknowledges that no officers or directors of the Company failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2012.

Related Party Expense

As of December 31, 2011, the Company was owed approximately $86,000 from a related party for shared rental expense at the Company's prior offices. The Company was also owed $103,000 from the related party for shared expenses related to consulting services rendered by two individuals. The $189,000 was included in other current assets in the accompanying consolidated financial statements. In January 2012, the outstanding balance was paid in full.

Separation Agreement and General Release with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release ("Separation Agreement") with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer. Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and accompanying Consulting Agreement and resignation. The principal terms of the Separation Agreement provided that Mr. Bailey would tender his resignation in all capacities with the Company in exchange for payment under an accompanying Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement. The principal terms of the Consulting Agreement provided that Mr. Bailey would provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year. The Consulting Agreement terminated without extension on November 7, 2012.

Transfer, Extension and Exercise of Warrant

On December 31, 2009, the Company issued a Common Stock Purchase Warrant ("Warrant") to an unaffiliated entity for the purchase of 449,666 shares of the Company's Common Stock at an exercise price of $0.55 per share. The expiration date of the Warrant was December 31, 2011. Gerald Murphy, a former director of the Company, together with companies owned by Murphy (collectively known as the "Murphy Group"), had initiated legal action against the entity regarding past due sums owed the Murphy Group which had been collateralized by an assignment of the Warrant to Mr. Murphy. In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the "First Extension"). Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period. The Company agreed to reissue the Warrant to Mr. Murphy and to extend the expiration date as requested in exchange for Mr. Murphy surrendering his right to receive 10,000 of the shares under the Warrant. On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Mr. Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share. Mr. Murphy exercised the Warrant in full on September 28, 2012 through the payment of $241,816. The Company subsequently issued 439,666 shares to Mr. Murphy. Mr. Murphy resigned as a director on December 18, 2012.

Related Party Transactions Policy

As indicated hereinabove, on October 31, 2011, the Company's Board of Directors adopted a Related Party Transactions Policy. The Company recognizes that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore adopted the Related Party Transactions Policy which shall be followed in connection with all related party transactions involving the Company and its subsidiaries and affiliates. The Board has determined that the Company's Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions. The Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. The President of the Company shall be responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to the Company in connection with duly approved related party transactions during the preceding fiscal quarter. The President shall be responsible for reviewing and approving all payments made by or to the Company in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to the Company in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in the Company's applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. (See Related Party Transactions Policy, Exhibit 10.102, which exhibit is incorporated herein by reference.)

Director Independence

Although the Company's Board of Directors believes its directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP ("BDO") for the 2012 quarterly reviews and the annual integrated audit for the year ended December 31, 2012 is estimated to be $229,000. BDO billed the Company $262,400 for professional services rendered for the annual audit fee for the year ended December 31, 2011 and for quarterly review of the Company's financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2012 rendered by BDO is approximately $28,500. BDO billed the Company $22,000 for tax return preparation for the year ended December 31, 2011.

All Other Fees. We incurred no other fees for the 2012 and 2011 fiscal years.

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

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc.(12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)

10.106	03/2011	Master Agreement with Health Management Associates, Inc. (15)
10.107	11/02/12	Release Agreement with Stephen Ecker(14)
10.108	03/27/13	Securities Purchase Agreement, form of (16)
10.109	n/a	Common Stock Purchase Warrant, form of (16)
10.110	11/13/12	First Addendum to Consulting Agreement between the Company and Heartland Energy Partners, LLC*
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association*
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/01/13	Subsidiaries of the Registrant*
31.1	04/01/13	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	04/01/13	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	04/01/13	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	04/01/13	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
___________________
(1)	Filed as an exhibit to the Company's Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)
Filed as an exhibit to the Company's quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 1, 2013
CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco Chief Executive Officer Principal Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin Chief Financial Officer Principal Financial Officer Principal Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel A. Greco and Anthony P. Piccin and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tommy G. Thompson	Chairman of the Board	April 1, 2013
Tommy G. Thompson

/s/ Steven Johnson	President, Chief Operating Officer,	April 1, 2013
Steven Johnson	Director

/s/ Samuel A. Greco	Chief Executive Officer,	April 1, 2013
Samuel A. Greco	Director

/s/ L. Allen Wheeler	Director	April 1, 2013
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	April 1, 2013
Jeffrey D. Lightcap

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CareView Communications, Inc.
Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 1, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP

Dallas, TX
April 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CareView Communications, Inc.
Lewisville, TX

We have audited CareView Communications, Inc.’s (CareView) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CareView’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CareView Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareView Communications, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated April 1, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP

Dallas, TX
April 1, 2013

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,413,848	$8,526,857
Accounts receivable, net of allowance for doubtful accounts
of $80,235 and $15,984, respectively	367,742	186,850
Other current assets	194,592	359,086
Total current assets	5,976,182	9,072,793
Property and equipment, net of accumulated depreciation
of $2,726,234 and $1,319,882, respectively	7,861,537	8,744,792
Other Assets:
Intangible assets, net of accumulated amortization
of $2,772,772 and $2,206,762, respectively	208,974	690,594
Other assets	2,019,856	3,448,038
	2,228,830	4,138,632
Total assets	$16,066,549	$21,956,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$166,373	$1,240,347
Notes payable, net of debt discount of $32,988 and $32,255, respectively	410,586	58,602
Mandatorily redeemable equity in joint venture, net of
debt discount of $32,988 and $32,255, respectively	410,586	58,602
Accrued interest	59,872	1,342
Other current liabilities	802,528	275,268
Total current liabilities	1,849,945	1,634,161

Long-term Liabilities:
Senior secured convertible notes, net of debt discount
of $17,791,104 and $17,925,049, respectively	12,439,154	3,855,769
Notes payable, net of current portion and net of debt
discount of $0 and $100,715, respectively	—	273,128
Mandatorily redeemable equity in joint venture, net of current portion
and net of debt discount of $0 and $100,715, respectively	—	273,128
Lease liability, net of current portion	25,824	—
Total long-term liabilities	12,464,978	4,402,025
Total liabilities	14,314,923	6,036,186

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized;
132,526,042 and 131,455,407 issued and outstanding, respectively	132,526	131,455
Additional paid in capital	67,224,170	62,788,134
Accumulated deficit	(65,275,518)	(46,772,548)
Total CareView Communications Inc. stockholders' equity	2,081,178	16,147,041
Noncontrolling interest	(329,552)	(227,010)
Total stockholders' equity	1,751,626	15,920,031
Total liabilities and stockholders' equity	$16,066,549	$21,956,217

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Revenues, net	$1,629,971	$630,452	$325,968

Operating expenses:
Network operations	2,905,703	2,112,947	748,482

General and administration	4,807,758	4,194,282	10,538,476

Sales and marketing	1,927,205	913,859	402,719

Research and development	951,132	821,868	698,282

Depreciation and amortization	2,112,609	1,555,247	733,575
Total operating expense	12,704,407	9,598,203	13,121,534

Operating loss	(11,074,436)	(8,967,751)	(12,795,566)

Other income and (expense)
Interest expense	(7,670,396)	(4,443,819)	(324,887)
Change in fair value of derivatives	—	(2,966,365)	—
Amortization of financing costs	—	—	(5,842,370)
Interest income	5,250	583	509
Other income	134,070	2,056	12,090
Total other income (expense)	(7,531,076)	(7,407,545)	(6,154,658)

Loss before taxes	(18,605,512)	(16,375,296)	(18,950,224)

Provision for income taxes	—	—	—

Net loss	(18,605,512)	(16,375,296)	(18,950,224)

Net loss attributable to noncontrolling
interest	(102,542)	(111,044)	(98,466)

Net loss attributable to CareView
Communications, Inc.	$(18,502,970)	$(16,264,252)	$(18,851,758)

Net loss per share attributable to CareView
Communications, Inc., basic and diluted	$(0.14)	$(0.13)	$(0.15)

Weighted average number of common
shares outstanding, basic and diluted	132,122,958	129,467,830	122,864,474

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2009	111,012,684	$111,013	$12,096,352	$(11,656,538)	$(17,500)	$533,327

Shares issued in private placement, net of fees of $433,687	12,173,040	12,173	6,464,562	—	—	6,476,735

Shares issued in exchange for debt, accrued interest and accounts payable	4,068,982	4,069	2,111,800	—	—	2,115,869

Shares issued as part of settlement of lawsuit	25,000	25	46,225	—	—	46,250

Shares issued for exercise of options	160,509	160	83,031	—	—	83,191

Shares issued for services	100,000	100	184,900	—	—	185,000

Options granted as compensation	—	—	1,200,753	—	—	1,200,753

Warrants issued for contract modifications	—	—	4,080,000	—	—	4,080,000

Warrants issued for financing costs	—	—	3,601,564	—	—	3,601,564

Warrants issued for loan extension costs	—	—	1,958,647	—	—	1,958,647

Warrants issued for services	—	—	570,600	—	—	570,600

Re-priced warrants related to compensation	—	—	3,189,982	—	—	3,189,982

Net loss	—	—	—	(18,851,758)	(98,466)	(18,950,224)

Balance, December 31, 2010	127,540,215	127,540	35,588,416	(30,508,296)	(115,966)	5,091,694

Shares issued for exercise of options	2,321,830	2,322	445,033	—	—	447,355

Shares issued for exercise of warrants	1,593,362	1,593	738,240	—	—	739,833

Options granted as compensation	—	—	760,866	—	—	760,866

Warrants issued for financing costs	—	—	1,535,714	—	—	1,535,714

Warrants issued for services	—	—	753,500	—	—	753,500

Reclassification of derivatives from liability to equity	—	—	22,966,365	—	—	22,966,365

Net loss	—	—	—	(16,264,252)	(111,044)	(16,375,296)

Balance, December 31, 2011	131,455,407	131,455	62,788,134	(46,772,548)	(227,010)	15,920,031

Shares issued for exercise of warrants	1,070,635	1,071	261,380	—	—	262,451

Options granted as compensation	—	—	812,045	—	—	812,045

Warrants issued for services	—	—	320,812	—	—	320,812

Beneficial conversion features for senior secured
convertible notes	—	—	3,041,799	—	—	3,041,799

Net loss	—	—	—	(18,502,970)	(102,542)	(18,605,512)

Balance, December 31, 2012	132,526,042	$132,526	$67,224,170	$(65,275,518)	$(329,552)	$1,751,626

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(18,605,512)	$(16,375,296)	$(18,950,224)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	1,546,599	1,003,344	181,890
Provision for doubtful accounts	64,251	15,984	—
Amortization of intangible assets	566,010	551,903	551,685
Amortization of debt discount	3,375,706	2,249,913	176,316
Amortization of prepaid consulting costs	457,975	547,639	86,538
Amortization of installation costs	599,950	24,041	14,987
Amortization of distribution/service costs	55,334	55,333	55,333
Amortization of deferred debt issuance costs	526,530	219,390	—
Interest incurred and paid in kind	3,449,440	1,780,818	—
Stock based compensation related to options granted	812,045	760,866	1,200,753
Stock based compensation related to warrants issued	320,812	—	3,189,982
(Gain) Loss on disposal of assets	(124,944)	—	—
Non-cash compensation associated with HealthCor	—	2,966,365	—
Amortization of license fee	—	5,464	—
Warrants issued for contract modification	—	—	4,080,000
Warrants issued for loan extension costs	—	—	1,958,647
Non-cash financing costs	—	—	3,673,723
Shares issued for services	—	—	85,000
Shares issued as part of settlement of lawsuit	—	—	46,250
Changes in operating assets and liabilities:
Accounts receivable	(245,142)	(114,444)	(80,123)
Other current assets	162,308	(242,453)	124,972
Other assets	178,503	(492,054)	—
Accounts payable	(850,603)	1,094,547	65,649
Accrued interest, short term	58,529	(23,914)	39,289
Accrued expenses and other current liabilities	303,890	233,724	(631,485)
Other liabilities	25,824	—	—

Net cash flows used in operating activities	(7,322,495)	(5,738,830)	(4,130,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(538,399)	(5,935,661)	(2,455,773)
Payment for deferred installation costs	(387,923)	(771,427)	(12,555)
Patent and trademark costs	(62,171)	(49,286)	(23,303)
Purchase of computer software and website costs	(22,220)	(24,000)	—
Security deposits	—	—	(75,000)

Net cash flows used in investing activities	(1,010,713)	(6,780,374)	(2,566,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	5,000,000	20,000,000	30,000
Proceeds from exercise of options and warrants	262,451	1,187,188	83,191
Repayment of notes payable	(42,252)	(167,692)	(54,114)
Proceeds from sale of common stock, net of issuance costs	—	—	6,476,735
Repayment of related party loan	—	—	(30,100)

Net cash flows provided by financing activities	5,220,199	21,019,496	6,505,712

Increase (decrease) in cash	(3,113,009)	8,500,292	(191,737)
Cash and cash equivalents, beginning of period	8,526,857	26,565	218,302
Cash and cash equivalents, end of period	$5,413,848	$8,526,857	$26,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$81,942	$635,076	$109,281

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Reclassification of derivatives from liability to equity	$—	$22,966,365	$—

Paid in kind interest associated with the HealthCor funding	$3,449,440	$1,780,818	$—

Warrants issued for financing	$—	$1,535,714	$—

Warrants issued for services	$—	$753,500	$491,500

Shares issued for services	$—	$—	$185,000

Shares issued in exchange for debt, accrued interest, and accounts payable	$—	$—	$2,115,869

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

CareView Communications, Inc., a Nevada corporation ("CareView-NV" or the "Company"), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.  CareView developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use data and patient monitoring system (the "CareView System®"). The CareView System runs on each hospital's coaxial cable television network that provides television signals to patient room; consequently, CareView's network does not need to run on or through the hospital's specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company's proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient's quality of stay.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company ("Rockwell"), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC ("CareView-Hillcrest") and CareView-Saline, LLC ("CareView-Saline") (together known as the "Project LLCs").  Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas.  Pursuant to the terms of the Operating Agreements of each of the Project LLCs, the Company is the managing member.  Refer to NOTE 17 – JOINT VENTURE AGREEMENT.

Throughout these Notes to Consolidated Financial Statements, the terms "we," "us," "our," "CareView," or the "Company" refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Nevada limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries") and its Project LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities ("VIEs") in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the "Company's LLCs").  The Company's business consists of a single segment of products and services all of which are sold and provided within the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Company’s LLCs for which the Company controls the operating activities.  All material intercompany balances and transactions have been eliminated in consolidation.

The Company reports noncontrolling interests in its VIEs as a component of equity in the Consolidated Balance Sheets and the loss attributable to noncontrolling interests as an adjustment to net loss to arrive at net loss attributable to the Company in the Consolidated Statements of Operations.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entities

The Company uses a qualitative analysis to determine if it is the primary beneficiary of a VIE. The Company considers whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity.

Cash and Cash Equivalents

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and our non-interest bearing cash balances may again exceed federally insured limits.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011.

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

The following table provides a summary of changes in the allowance for doubtful accounts for the years ended December 31, 2012 and 2011:

	Allowance for Doubtful Accounts
	2012	2011
Beginning balance	$15,984	$-0-
Additions	85,096	15,984
Reductions	(20,845)	-0-
Ending balance	$80,235	$15,984

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation.  Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred.  The Company includes Network Equipment in fixed assets upon receipt, and begins depreciating the Network Equipment when such equipment passes the Company’s incoming inspection and is available for use.  The Company attributes no salvage value to the Network Equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years.  Also using the straight-line method, depreciation of office and test equipment, warehouse equipment and furniture is based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Allowance for System Removal

The Company would remove the CareView System due to a number of factors; including, but not limited to, collection and revenue performance issues.  The Company regularly evaluates the installed CareView Systems.  An allowance is set up based on the estimated cost to de-install.  As of December 31, 2012, an allowance of approximately $28,000 was established. As of December 31, 2011, no allowance was considered necessary.

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

If impairment indicators are present, the Company determines whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability.  This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment.  The Company estimates the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compares that estimate to the respective carrying values in order to determine if such carrying values are recoverable.  This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets (continued)

idling of capacity and the expected timing for placing this capacity back into production.  If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an "income approach" based upon a forecast of all the expected discounted future net cash flows associated with the subject assets.  Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate.  The Company’s estimates are based upon its historical experience, its commercial relationships, market conditions and available external information about future trends.  The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods.  During the years ended December 31, 2012, 2011 and 2010, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred.  Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  The Company did not capitalize any costs during 2012, 2011, or 2010. The Company’s costs of research and development activities expensed during the years ended December 31, 2012, 2011, and 2010 totaled approximately $951,000, $822,000, and $698,000, respectively.

Intellectual Property

The Company capitalizes certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for its CareView System in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."  Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years.  Additionally, the Company tests its intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable.  No impairment was recorded for the years ended December 31, 2012, 2011, and 2010.

Intellectual property is comprised of purchased and internally developed software costs totaling $2,752,933, all of which was capitalized prior to 2008 and is fully amortized at December 31, 2012.  During the years ended December 31, 2012, 2011 and 2010, the Company capitalized no additional intellectual property costs.  The Company's amortization of intellectual property costs totaled $550,581 for the year ended December 31, 2012 and $550,588 for each of the years ended December 31, 2011 and 2010.  Accumulated amortization at December 31, 2012 and 2011 was $2,752,933 and $2,202,352, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and Trademarks

The Company has capitalized certain costs related to registering trademarks and patent pending technology.  In accordance with FASB ASC topic 350-30 "Intangibles Other Than Goodwill", the Company amortizes its intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents.  The Company begins amortization of these costs on the date patents or trademarks are awarded.

The Company capitalized $37,599, $27,757, and $23,303 in patent costs for the years ended December 31, 2012, 2011, and 2010, respectively.  Amortization charged to operations for the years ended December 31, 2012, 2011, and 2010 was $333, $332, and $332, respectively.

The Company capitalized $24,572, $21,575 and $0 in trademark costs and expensed $0, $46 and $0 for abandoned trademark costs for the years ended December 31, 2012, 2011 and 2010 respectively.  Amortization charged to operations for the years ended December 31, 2012, 2011 and 2010 was $3,116, $983, and $766, respectively.

Accumulated amortization at December 31, 2012 and 2011 was $6,525 and $3,076, respectively.  The amortization expense for currently amortizable patent and trademark costs for future periods is $2,418 for each year ending December 31, 2013 through 2017 and $7,079 thereafter.

Derivative Financial Instruments

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("ASC") topic 815-10, Derivatives and Hedging.  Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date.

See NOTE 15 – AGREEMENT WITH HEALTHCOR for further details regarding derivative activity during the years ended December 31, 2012 and 2011.  For the year ended December 31, 2010, the Company did not engage in any activity related to derivatives.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments and are considered Level 1 assets under the fair value hierarchy.  Interest rates that are currently available to the Company for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820 "Fair Value Measurements and Disclosures." The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the accrued gross income interest discussed in NOTE 21 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT.  The fair value of this accrued gross income interest is included in other current liabilities on the accompanying consolidated financial statements.  During the year ended December 31, 2011, the Company had derivative liabilities outstanding related to a conversion option of convertible debt and warrants issued with that convertible debt.  The derivative liabilities were no longer outstanding as of December 31, 2011.  See NOTE 15 – AGREEMENT WITH HEALTHCOR for further details regarding derivative activity during the year ended December 31, 2011.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2012 and 2011:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

2012
Accrued Gross Income Interest	$25,408	$-0-	$-0-	$25,408
2011
Accrued Gross Income Interest	$10,360	$-0-	$-0-	$10,360

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair Value of Financial Instruments (continued)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level3)
	2012	2011

Beginning balance	$10,360	$29,511
Issuances of derivative liabilities	-0-	33,461,512
Settlements of derivative liabilities	-0-	(22,966,365)
Gain recognized on derivative liabilities	-0-	(10,495,147)
Change in fair value of Accrued Gross Income Interest	15,048	(19,151)
Transfers in and/out of Level 3	-0-	-0-
Ending balance	$25,408	$10,360

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period.  The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC 740, "Income Taxes," the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when installation and official acceptance by the facility occurs, and when collection is probable.  Because the Company consolidates its financial statements, 100% of the revenue generated by the Project LLCs is included in the Company's results with all intra-company accounts and transactions eliminated in consolidation.

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

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share," which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 67,354,894, 61,021,190, and 32,972,616 at December 31, 2012, 2011 and 2010, respectively have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by the Company.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718-10, "Share Based Payments." Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.

Debt Discounts and Deferred Debt Issuance Costs

Costs incurred with parties who are providing long-term financing, which include warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and warrants. These discounts are generally amortized over the life of the related debt using the effective interest rate method.  In connection with debt issued during the years ended December 31, 2012 and 2011, the Company recorded debt discounts totaling $3,041,799 and $20,000,000, respectively.  The aggregate balance of unamortized debt discount at December 31, 2012 and 2011 was $17,857,082 and $18,190,989, respectively.  Amortization expense related to debt discounts totaled $3,375,706, $2,249,913, and $176,316 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in interest expense on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Discounts and Deferred Debt Issuance Costs (continued)

Amortization of deferred debt issuance costs for the years ended December 31, 2012 and 2011 was $526,530 and $219,390, respectively.

Installation Costs

The Company defers all costs associated with the installation of the CareView System into a particular hospital until the CareView System is fully operational and accepted by the hospital.  Upon acceptance, the associated costs are expensed ratably over the life of the hospital contract.  These costs are included in network operations on the accompanying consolidated financial statements. The Company’s amortization of  installation costs during 2012, 2011, and 2010 totaled $599,950, $24,041, and $14,987, respectively.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in network operations on the accompanying consolidated financial statements.

Advertising Costs

The Company considers advertising costs as costs associated with the promotion of the Company’s products through the various media outlets.  The Company expenses all advertising costs as incurred.  The Company incurred advertising costs of $2,250 in 2012 and no advertising costs during 2011 and 2010.

Concentration of Credit Risks and Customer Data

The Company derives all of its revenues from hospitals.  For the year ended December 31, 2012, 55 hospitals accounted for all of Company’s revenue.  For the same period, HMA accounted for 80% of the Company’s revenue.  HMA is a hospital management group which consisted of 45 individually billed hospitals of which none of those hospitals separately accounted for more than 7% of the Company’s revenue. For the year ended December 31, 2011, 18 hospitals accounted for the all of Company’s revenue.  Three hospitals generated approximately 40%, 14% and 12%, with no other hospital accounting for more than 10%.  For the year ended December 31, 2010, two hospitals accounted for approximately 56% and 20% of the Company’s revenues, while no other hospital accounted for 10% or more of the Company’s revenues.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value."  These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009.  The Company did not make nor anticipates a significant transfer between each level as of December 31, 2012.  As such, this ASU 2010-06 as required on January 1, 2010.  The provision had no impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Reclassifications

Certain 2011 and 2010 amounts have been reclassified to conform to current year presentation.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2012 was approximately $5.4 million.  We are required to maintain a minimum cash balance $5 million pursuant to existing loan documents (see NOTE 15 – AGREEMENT WITH HEALTHCOR and NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK).  Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank.  In view of these facts, the continued successful operation of the Company is dependent on us obtaining additional financing and achieving positive cash flow while maintaining adequate liquidity.  In order to support current and future operations, on March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement.

We anticipate the closing of a private offering on April 1, 2013, through which we will sell (i) an aggregate of 6,220,000 shares of common stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share (the "Warrants") for an aggregate purchase price, net of expenses of $2,856,400. The proceeds from this private offering, as well as the Company’s existing cash flow from billable contracts, will enable the Company to continue to operate for the next twelve month period.  With that and the combination of our aggressive sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we will meet our cash needs during 2013, will provide positive cash flow in the future, and will achieve future operating profitability. As more fully described in NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line.  At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to an additional $19.4 million by using signed customer contracts as collateral toward the amount borrowed.

The Company believes it will achieve operating profitability; however, due to conditions and influences out of the Company's control including the current state of the national economy, the Company cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2012 and 2011, the Company had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by the Company’s Board of Directors.

Common Stock

At December 31, 2012 and 2011, the Company had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 132,526,042 and 131,455,407 shares of Common Stock issued and outstanding, respectively.

Issuances During 2012

In January and February 2012, unaffiliated entities exercised Warrants to purchase an aggregate of 630,969 shares of the Company’s Common Stock at an aggregate exercise price of $20,635.  For more details see Warrants in this NOTE.

In September 2012, Gerald Murphy, a director of the Company at the time, exercised a Warrant to purchase an aggregate of 439,666 shares of the Company's Common Stock at an aggregate exercise price of $241,816.  For more details see NOTE 12 – RELATED PARTIES.

Issuances During 2011

In April and June 2011, John Bailey, the Company's Chief Financial Officer at that time, exercised 2007 and 2009 Plan Options to purchase 2,042,830 and 100,000 shares of the Company's Common Stock at an aggregate exercise price of $302,339 and $52,000, respectively.

In May 2011, an individual exercised 2009 Plan Options to purchase 179,000 shares of the Company's Common Stock at an aggregate exercise price of $93,016.

Between April and December 2011, individuals and entities exercised warrants to purchase an aggregate of 1,593,362 shares of the Company’s Common Stock at any aggregate exercise price of $739,833.  For more details see Warrants in this NOTE.

Issuances During 2010

Between January and April 2010, the Company sold an aggregate of 11,378,040 shares of Common Stock for an aggregate purchase price of $5,916,672, resulting in cash to the Company of $5,510,185, net of placement costs.  These shares were sold as part of the Company’s August 2009 Offering of 15,000,000 shares of its Common Stock at $0.52 per share for an aggregated offering of $7,800,000 (the "August 2009 Offering").

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

Issuances During 2010 (continued)

In May 2010, an Option to purchase 160,509 shares of Common Stock of the Company under the 2007 Plan was exercised for $83,191.

In June 2010, the Company issued 25,000 shares of Common Stock with an estimated fair value of $46,250 based on the closing market price on the date of the transaction as part of a settlement agreement, which amount was recorded as settlement expense in general and administration in the accompanying consolidated financial statements.  Also in June 2010, the Company engaged a law firm to represent the Company on general business matters and litigation.  A retainer was paid through the issuance of 100,000 shares of the Company's restricted Common Stock at a price of $1.85, the closing market price on the date of the transaction (the "Retainer Shares").  The agreement calls for the law firm's monthly bills to be applied 50% to the Retainer Shares and 50% paid per the invoice terms.

In July 2010, the Company offered 8,000,000 shares of its Common Stock for sale at $1.25 per share for an aggregated offering of $10,000,000 (the "July 2010 Offering").  The Company closed the July 2010 Offering on November 12, 2010 after selling 795,000 shares for an aggregated purchase price of $966,550, net of commission of $27,200.

Warrants

The valuation methodology used to determine the fair value of the Warrants (except the HealthCor Warrants) issued during the years ended December 31, 2012, 2011, and 2010 was the Black-Scholes-Merton option-pricing model ("Black-Scholes Model"), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrants. The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was most appropriate for valuing these instruments.  See NOTE 15 – AGREEMENT WITH HEALTHCOR for further discussion of the HealthCor Warrants.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2012, 2011, and 2010 are set forth in the table below.

	2012	2011	2010
Risk-free interest rate	0.19-1.03%	0.41-2.14%	0.63-3.66%
Volatility	41.63-97.77%	81.83-89.74	79.70-96.33%
Expected life	1-5	3-7	2-10
Dividend yield	0.00%	0.00%	0.00%

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

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

A summary of the Company's Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2009	17,422,513	$0.52-$1.04	$0.64	4.0
Granted	9,299,658	$0.52-$1.25	$0.83	4.8
Exercised	-0-	-0-	-0-	-0-
Expired	(4,000,000)	$1.04	$1.04	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2010	22,722,171	$0.52-$1.25	$0.65	4.4
Granted	13,911,431	$1.40-$1.59	$1.40	8.8
Exercised	(1,687,181)	$0.52-$0.55	$0.54	-0-
Expired	(100,000)	$0.52	$0.52	-0-
Cancelled	-0-	-0-	-0-	-0-
Balance at December 31, 2011	34,846,421	$0.52-$1.25	$0.95	5.7
Granted	569,638	$0.77-$1.65	$1.20	3.7
Exercised	(1,329,349)	$0.52-$0.55	$0.53	-0-
Expired	-0-	-0-	-0-	-0-
Cancelled	(10,000)	$0.55	$0.55	-0-
Balance at December 31, 2012	34,076,710	$0.52-$1.65	$0.97	4.7
Vested and Exercisable at	33,976,710	$0.52-$1.65	$0.97	4.7
December 31, 2012

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2012

During the year ended December 31, 2012, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying consolidated financial statements as follow:

•
In April 2012, the Company granted an entity a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share; all of which was charged to expense and recorded as non-cash cost in general and administration.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 86.04%; risk free rate of 1.03%; and a dividend yield of 0%;

•
In May 2012, the Company entered into an addendum to a two year sales consulting agreement with an entity (the “Sales Consulting Agreement Addendum”), wherein a portion of the fee was paid through the issuance of a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $52,300) at an exercise price of $1.55 per share, all of which was charged to expense and recorded as non-cash cost in general and administration.  See NOTE 19 – DISTRIBUTION AGREEMENT for further details.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 87.01%; risk free rate of 0.67%; and a dividend yield of 0%;

•
Also in May 2012, the Company entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein fee was paid through the issuance of a five-year Warrant to purchase 240,000 shares of the Company's Common Stock.  Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated.  At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share.  Since the Warrant was issued to a non-employee which had specific vesting requirements, the Company follows ASC 505-50, Equity-Based Payments to Non-Employees, which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or gain.  Through December 31, 2012, $100,956 was charged to expense and recorded as non-cash cost in general and administration.  See NOTE 19 – DISTRIBUTION AGREEMENTS for further details;

•
In November 2012, the Company and an employee (the "Former Employee") terminated in March 2012 by the Company (the "Former Employee") entered into a Release Agreement (the Former Employee was listed as an inventor on numerous patent applications for inventions he helped develop while an employee as of the date of termination) pursuant to which the Company issued the Former Employee a one (1) year Warrant containing a cashless exercise provision for the purchase of 179,638 shares at a purchase price of $0.52 in exchange for the Former Employee's release of all claims and

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2012 (continued)

the assignment of the patent applications to the Company.  The Warrant vested immediately upon issuance with a fair value of $91,256, all of which was charged to expense and recorded as non-cash cost in general and administration.  The Warrant was valued on the date of the grant using a term of one (1) years; volatility of 41.63%; risk free rate of 0.19%; and a dividend yield of 0%; and

•
In December 2012, in conjunction with the Sales Consulting Agreement Addendum, the Company issued a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $28,100) at an exercise price of $0.77 per share, all of which was charged to expense and recorded as non-cash costs in general and administration.  See NOTE 19 – DISTRIBUTION AGREEMENT for further details.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 97.77%; risk free rate of 0.63%; and a dividend yield of 0%.

During the year ended December 31, 2012, the Company also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements as follows: (i) $55,334 as distribution/service costs in network operations, (ii) $447,388 as non-cash costs in general and administration, and (iii) $526,530 as interest expense.

During the year ended December 31, 2012, certain unaffiliated parties exercised Warrants to purchase shares of the Company's Common Stock as follow:

•	In January 2012, two unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of the Company's Common Stock at an aggregate exercise price of $20,635;

•
In February 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 450,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the individual surrendered its right to receive 136,523 shares, resulting in an issuance to the individual of 313,477 shares of Common Stock;

•
In January and February 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 400,000 shares of the Company’s Common Stock.  In order to exercise the Warrant pursuant to the cashless provisions thereof, the unaffiliated entity surrendered its right to receive 122,191 shares, resulting in an issuance to the entity of 277,809 shares of Common Stock; and

•
In September 2012, Gerald Murphy, a director of the Company at the time, exercised a Warrant to purchase an aggregate of 439,666 shares of the Company's Common Stock at an aggregate exercise price of $241,816.  For more details see NOTE 12 – RELATED PARTIES.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2012 (continued)

The table below summarizes warrant exercise activity during 2012:

	Number of Warrants Exercised	Number of Shares of Common Stock Issued	Exercise Amount
January 2012	141,770	100,000	Cashless
January 2012	39,683	39,683	$20,635
February 2012	708,230	491,286	Cashless
September 2012	439,666	439,666	241,816
	1,329,349	1,070,635	$262,451

As of December 31, 2012, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,293,851 shares of the Company's Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.75 per share and a weighted average contractual life of 2.9 years.  As of December 31, 2012, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $1,031,000.

Warrant Activity During 2011

During the year ended December 31, 2011, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Loan inducement (see NOTE 15)	11,782,859	$1.40	10	$8,633,000
Loan inducement (see NOTE 16)	1,428,572	$1.40	3	1,535,714
Services (see below)	700,000	$1.40-$1.59	3-5	753,500
	13,911,431			$10,922,214

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2011 (continued)

During the year ended December 31, 2011, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying consolidated financial statements as follow:

•
In April 2011, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 400,000 shares of the Company's Common Stock (with a fair value of $496,400) at an exercise price of $1.40 per share; through December 31, 2011, $171,669 was charged to expense and recorded as non-cash costs and as of December 31, 2011, $324,731 was reported as prepaid costs in other assets.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.74%; risk free rate of 2.14%; and a dividend yield of 0%;

•
In May 2011, the Company entered into a three-month consulting agreement with an individual, wherein the consultant was paid through the issuance of a five-year Warrant to purchase 100,000 shares of the Company's Common Stock (with a fair value of $110,300) at an exercise price of $1.59 per share, through December 31, 2011, $110,300 was charged to expense and recorded as non-cash costs.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.00%; risk free rate of 1.68%; and a dividend yield of 0%; and

•
In August 2011, the Company entered into a six-month consulting agreement with an individual, wherein the fee was paid through the issuance of a three-year Warrant to purchase 200,000 shares of the Company's Common Stock (with a fair value of $146,800) at an exercise price of $1.40 per share; through December 31, 2011, $102,920 was charged to expense and recorded as non-cash costs and as of December 31, 2011, $43,880 was reported as prepaid costs in other assets.  The Warrants were valued on the date of the grant using a term of three (3) years; volatility of 81.83%; risk free rate of 0.41%; and a dividend yield of 0%.

The Company also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements for 2011 as follows: (i) $55,333 as distribution/service costs in network operations and (ii) $162,750 as non-cash compensation in general and administration.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2011 (continued)

The table below summarizes warrant exercise activity during 2011:

	Number of Warrants Exercised	Number of Shares of Common Stock Issued	Exercise Amount
April 2011	148,000	109,520	Cashless
June 2011	179,849	124,510	Cashless
September 2011	100,000	100,000	$55,000
October 2011	449,666	449,666	247,316
December 2011(1)	809,666	809,666	437,517
	1,687,181	1,593,362	$739,833
________________
(1)Included among the warrants exercised during December 2011 were 514,666 warrants exercised at an aggregate price of $283,067 by Gerald Murphy, a Director of the Company at the time.  All of the 514,666 warrants were granted to Mr. Murphy prior to his appointment as Director.

As of December 31, 2011, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 23,063,562 shares of the Company's Common Stock with exercise prices ranging from $0.52 to $1.59 per share resulting in a weighted average exercise price of $0.73 per share and a weighted average contractual life of 3.8 years.  As of December 31, 2011, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $1,896,000.

Warrant Activity During 2010

During the year ended December 31, 2010, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value
Modification of contract (see NOTE 21)	3,000,000	$1.00	5	$4,080,000
Loan extension (see NOTE 9)	2,499,975	$0.52	5	1,958,647
Loan inducement (see NOTE 9)	2,300,000	$1.00	5	2,852,000
Financing costs (see NOTE 20 and below)	889,683	$0.52	2-10	749,564
Services (see below)	610,000	$0.52-$1.25	5	570,600
	9,299,658			$10,210,811

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2010 (continued)

In July 2010, the Company issued an individual 39,683 Warrants with a fair value of $67,064 in exchange for consulting services rendered pursuant to the Develo Consulting Agreement of September 1, 2009.  The Warrants were valued on the date of the grant using a term of two (2) years; volatility of 92.98%; risk free rate of 0.63%; and a dividend yield of 0%.  The $67,064 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

During the year ended December 31, 2010, the Company issued Warrants to certain unrelated parties for services, recording them in the accompanying consolidated financial statements as follow:

•
In January 2010, the Company entered into a two-year agreement with an entity, wherein the entity was paid through the issuance of a five-year Warrant to purchase 200,000 shares of the Company's Common Stock (with a fair value of $166,000) at an exercise price of $0.52 per share; through December 31, 2010, $55,333 was charged to distribution expense in network operations and, $110,667 was recorded as deferred distribution costs.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%; (see NOTE 19 – DISTRIBUTION AGREEMENT for details);

•
In April 2010, the Company granted an individual a five-year Warrant to purchase 10,000 shares of the Company's Common Stock (with a fair value of $15,600) at an exercise price of $0.80 per share; $15,600 was reported as consulting expense in general and administration.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 90.50%; risk free rate of 2.56%; and a dividend yield of 0%;

•
In September 2010, the Company granted an entity a five-year Warrant to purchase 50,000 shares of the Company's Common Stock (with a fair value of $63,500) at an exercise price of $1.25 per share; $63,500 was reported as non-cash costs in general and administration.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 94.67%; risk free rate of 1.57%; and a dividend yield of 0%; and

•
In December 2010, the Company entered into a two-year consulting agreement with an individual, wherein the individual was paid through the issuance of a five-year Warrant to purchase 350,000 shares of the Company's Common Stock (with a fair value of $325,500) at an exercise price of $0.80 per share; through December 31, 2010, $7,438 was recorded as non-cash costs in general and administration, and $318,062 as prepaid consulting expense-long term in other assets.  The Warrants were valued on the date of the grant using a term of five (5) years; volatility of 96.66%; risk free rate of 1.97%; and a dividend yield of 0%.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrant Activity During 2010 (continued)

Also during 2010, the Company revised the exercise price from $1.04 to $0.52 and the expiration date from December 13, 2010 to December 13, 2017 of certain Warrants issued in 2007 for the purchase of 4,253,309 shares of the Company’s Common Stock.  The fair value related to this revision totals $3,189,982 and was recorded as non-cash costs in general and administration in the accompanying 2010 consolidated financial statements (volatility – 79.7%; risk free interest rate – 3.66%; term- seven and one half (7.5) years, and a dividend yield – 0%).

Stock Options

Effective December 3, 2007, the Company established the CareView Communications, Inc. 2007 Stock Incentive Plan ("2007 Plan") pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options ("2007 Plan Option(s)").  In conjunction with the creation of the 2007 Plan, the 2005 Incentive Plan (“2005 Plan”) was cancelled, all outstanding options under the 2005 Plan were cancelled, and the 2007 Plan Options were granted on a one for 64.2036 basis.  Pursuant to the terms of the 2005 Plan, all outstanding options were vested immediately as a result of the change in control.  The 2007 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors to the Company.  At December 31, 2012, 2007 Plan Options to purchase 5,310,920 shares of Common Stock remain outstanding.

On September 30, 2009, the Company established the CareView Communications, Inc. 2009 Stock Incentive Plan (the "2009 Plan") pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options ("2009 Plan Option(s)").  The 2009 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.  As of December 31, 2012, 2009 Plan Options to purchase 3,783,057 shares of the Company’s Common Stock remain outstanding.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2012, 2011, and 2010 are set forth in the table below.

	2012	2011	2010
Risk-free interest rate	0.34%	0.35-1.39%	0.78-1.05%
Volatility	101.90%	80.85-84.78%	92.96-94.34%
Expected life	3	3	2-5
Dividend yield	0.00%	0.00%	0.00%

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

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

A summary of the Company's stock option activity under the 2007 and 2009 Plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2009	9,344,074	$0.45	8.2	$10,752,333
Granted	1,103,982	$0.72
Exercised	(160,509)	$0.52		$213,750
Expired	(32,102)	$0.52
Cancelled	(5,000)	$0.52
Balance at December 31, 2010	10,250,445	$0.48	7.0	$11,372,288
Granted	976,500	$1.54
Exercised	(2,321,830)	$0.19		$3,221,136
Expired	(150,000)	$1.00
Cancelled	(5,000)	$1.62
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Granted	760,000	$0.79
Exercised	-0-			$-0-
Expired	(215,470)	$0.62
Cancelled	(200,668)	$1.40
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Vested and Exercisable at	7,672,646	$0.58	6.1	$2,331,961
December 31, 2012

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

Option Activity During 2012

•
In December 2012, the Company granted 2009 Plan Options to purchase 760,000 shares to employees. These options have an exercise price of $0.79 per share, vest over a three year period, one-third per year on the anniversary date of the grant, and are exercisable for ten years after the vesting date;

•	During 2012, resulting from the termination of employees, 2009 Plan Options to purchase 200,668 shares were cancelled; and
•	Also during 2012, 2007 Plan Options to purchase 156,305 shares and 2009 Plan Options to purchase 59,165 shares expired.

Option Activity During 2011

•	The table below summarizes 2009 Plan Options granted during 2011, all of which vest over a three year period, one-third per year on the anniversary date of the grant;

Month of Grant	Number of Options Granted	Option Exercise Price
January 2011	225,000	$1.62
February 2011	5,000	$1.53
April 2011	5,000	$1.66
July 2011	32,500	$1.69
August 2011	5,000	$1.40
October 2011	24,000	$1.50
December 2011	680,000	$1.51
	976,500

•	In April 2011, John Bailey, the Company's Chief Financial Officer at that time, exercised 2007 Plan Options to purchase 2,042,830 shares at an aggregate exercise price of $302,339;
•
In May 2011, an individual exercised 2007 Plan Options to purchase 137,334 shares at an aggregate exercise price of $71,350 and 2009 Plan Options to purchase 41,666 shares at an aggregate exercise price of $21,666;

•	In June 2011, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled;
•	Also in June 2011, Mr. Bailey, exercised 2009 Plan Options to purchase an aggregate of 100,000 shares at an aggregate exercise price of $52,000; and
•	In July 2011, 2007 Plan Options to purchase an aggregate of 150,000 shares expired.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

Option Activity During 2010

•	The table below summarizes 2009 Plan Options granted during 2010, all of which vest over a three year period, one-third per year on the anniversary date of the grant;

Month of Grant	Number of Options Granted	Option Exercise Price
January 2010	325,000	$0.52
March 2010	325,000	$0.52
May 2010	453,982	$1.00
	1,103,982

•	In March 2010, resulting from the termination of an employee, a 2009 Plan Option to purchase 5,000 shares was cancelled;
•	In May 2010, a 2007 Plan Option to purchase 160,509 shares of was exercised for $83,191; and
•	In December 2010, a 2007 Plan Option to purchase 32,102 shares expired.

The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $0.49, $0.82 and $0.83, respectively.

Share-based compensation expense for stock options charged to our operating results for the years ended December 31, 2012, 2011 and 2010 ($812,045, $760,866, and $1,200,753, respectively) is based on awards vested and the Company estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At December 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $786,000, which is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

At December 31, 2012, the Company had approximately $39 million of federal net operating tax loss carry-forward which begins to expire in 2027.  The Company has approximately $8 million of state net operating losses as of December 31, 2012.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued)

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2012	2011	2010

Expected income tax benefit at statutory rate	$(6,510,535)	$(5,730,435)	$(6,632,579)
Nondeductible expenses	34,736	27,199	-0-
Nondeductible interest expenses	1,792,637	1,905,598	-0-
State income tax benefit, net of tax effect at state statutory rate	2,590	341	-0-
Other	(110,517)	29,444	18,710
Change in valuation account	4,791,089	3,767,853	6,613,869
Income tax expense (benefit)	$-0-	$-0-	$-0-

The components of the deferred tax assets are as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$13,731,810	$9,843,702
Research and development credit carry-forward	29,084	29,084
Amortization	968,441	593,741
Depreciation	116,953	-0-
Financing fees	358,000	1,356,200
Stock based compensation	1,983,218	1,645,279
Officer compensation	216,000	-0-
Donations	7,724	7,706
Accrued interest	1,125,256	582,385
Bad debt allowance	28,083	5,594
Valuation allowance for deferred tax assets	18,564,569	14,063,691
Total deferred tax assets	(18,564,569)	(13,102,798)
Deferred tax assets, net of valuation allowance	-0-	960,893

Deferred Tax Liability:
Depreciation expense	-0-	(960,893)
Total deferred tax liability	-0-	(960,863)
Deferred assets, net of deferred tax liabilities	$-0-	$-0-

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued)

In the future, any benefit relating to excess stock-based compensation will be accounted for as a credit to additional paid-in-capital if and when realized through a reduction in income taxes payable.

In 2012, 2011 and 2010, the deferred tax valuation allowance increased by $4,791,089, $3,767,853, and $6,613,869, respectively.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2012 and 2011, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2012, 2011 and 2010, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2012	2011
Prepaid expenses	$130,825	$99,651
Legal retainer	61,091	62,402
Other current assets	2,676	8,210
Other receivables-related party	-0-	188,823
TOTAL OTHER CURRENT ASSETS	$194,592	$359,086

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011
Network equipment	$10,170,480	$9,720,351
Vehicles	136,082	82,622
Office equipment	119,830	106,008
Furniture	75,673	67,157
Test equipment	73,719	81,670
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	-0-
	10,587,771	10,064,674
Less: accumulated depreciation	(2,726,234)	(1,319,882)
TOTAL PROPERTY AND EQUIPMENT	$7,861,537	$8,744,792

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,546,599, $1,003,344, and $181,890, respectively.

At December 31, 2012, some portion of our network equipment is in excess of current requirements based on the recent level of installations.  Management has developed a program to deploy assets over the near term and believes no impairment exists at December 31, 2012.  No estimate can be made of a range of amounts of loss that are reasonable possible should we not be successful.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$182,593	$6,525	$176,068
Other intangible assets	46,220	13,314	32,906
Software development costs	2,002,933	2,002,933	-0-
Other intellectual property	750,000	750,000	-0-
TOTAL INTANGIBLE ASSETS	$2,981,746	$2,772,772	$208,974

	December 31,2011
	Cost	Accumulated Amortization	Net
Patents and trademarks	$120,422	$3,076	$117,346
Other intangible assets	24,000	1,333	22,667
Software development costs	2,002,933	1,602,352	400,581
Other intellectual property	750,000	600,000	150,000
TOTAL INTANGIBLE ASSETS	$2,897,355	$2,206,761	$690,594

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS (continued)

Other assets consist of the following:

	December 31, 2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$745,920	$789,794
Deferred installation costs	799,114	209,598	589,516
Deferred closing costs	516,050	247,413	268,637
Prepaid license fee	233,606	21,857	211,749
Security deposit	83,624	-0-	83,624
Prepaid consulting	1,131,300	1,054,764	76,536
Deferred distribution/service costs	166,000	166,000	-0-
TOTAL OTHER ASSETS	$4,465,408	$2,445,552	$2,019,856

	December 31,2011
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$219,390	$1,316,324
Deferred installation costs	833,985	24,041	809,944
Prepaid consulting	1,071,562	547,639	523,923
Deferred closing costs	430,747	-0-	430,747
Prepaid license fee	233,606	5,464	228,142
Security deposit	83,624	-0-	83,624
Deferred distribution/service costs	166,000	110,666	55,334
TOTAL OTHER ASSETS	$4,355,238	$907,200	$3,448,038

NOTE 9 – PROMISSORY NOTES PAYABLE

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PROMISSORY NOTES PAYABLE (continued)

Bridge Loan

On October 2, 2008, the Company issued Promissory Notes to nine individuals and entities in the aggregate amount of $1,000,000, on December 22, 2008 to six individuals and entities in the aggregate amount of $500,000, and on August 25, 2009 to an entity in the amount of $26,000 (the "Notes"). After allowing for extensions discussed below, all were due on April 15, 2010. The Notes accrued interest at a rate of 6% per annum.  In March 2010, the Notes plus accrued interest totaling an aggregate of $1,616,931 were converted into an aggregate of 3,109,487 shares of the Company’s Common Stock.  In connection with the Notes dated October 2 and December 22, 2008, the Company issued 1,250,000 and 725,000 five-year Warrants at an exercise price of $0.52, respectively.  All Warrants associated with the Notes were valued using the Black-Scholes Model as of the date of the issuance.  The Warrants issued on October 2, 2008 with a fair value of $268,750 were valued using a term of two (2) years; volatility of 74.99%; risk free rate of 1.62%; and a dividend yield of 0%.  The Warrants issued on December 22, 2008 with a fair value of $174,725 were valued using a term of two (2) years; volatility of 86.36%; risk free rate of 0.87%; and a dividend yield of 0%.

In connection with the Note dated August 25, 2009, the Company issued 58,500 Warrants on August 25, 2009.  The Warrants issued on August 25, 2009 with a fair value of $47,736 were valued using a term of five (5) years; volatility of 87.82%; risk free rate of 2.48%; and a dividend yield of 0%, and were recorded as interest expense in other income (expense) in the accompanying 2009 consolidated financial statements. Additionally, on May 29, 2009, the Company issued 3,375,000 Warrants at an exercise price of $0.52 to secure an extension on the October 2 and December 22, 2008 Notes until January 15, 2010 (the "First Extension").  The Warrants were valued using a term of five (5) years; volatility of 84.78%; risk free rate of 2.55%; and a dividend yield of 0%.  The fair value of these Warrants was $1,093,719, of which $72,160 and $1,021,559 was recorded as financing costs in 2010 and 2009, respectively in the accompanying consolidated financial statements.

On January 14, 2010, the Company entered into another extension (the "Second Extension") whereby the maturity date of Notes was extended to June 15, 2010 in exchange for Warrants to be issued to the note holders on a pro rata basis equal to 33,333 underlying shares per day from January 15, 2010 until the Notes are paid in full.  With the March 2010 conversion referenced above, the Notes were considered paid in full.   Under the terms of the Second Amendment an aggregate of 2,499,975 Warrants were issued, with a fair value of $1,958,647, recorded as financing cost in other income (expense) in the accompanying 2010 consolidated financial statements.  The Warrants issued on March 31, 2010 were valued using a term of five (5) years; average volatility of 90.00%; average risk free rate of 2.40%; and a dividend yield of 0%.

A portion of the proceeds of the debt were allocated to the warrants based on their relative fair value. The debt discount created related to the October 2, 2008, December 22, 2008, and August 25, 2009 Notes has been fully amortized at December 31, 2010. In the case of the warrants issued to secure the First Extension and Second Extension, the value of the Warrants was expensed as non-cash financing costs over the life of the extensions.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2012	2011
Accrued taxes	$360,587	$261,399
Other accrued liabilities	441,941	13,869
TOTAL OTHER CURRENT LIABILITIES	$802,528	$275,268

NOTE 11 – AGREEMENT/SETTLEMENT AGREEMENT WITH FORMER EXECUTIVE OFFICER

Consulting Agreement/Settlement Agreement with Former Executive

On November 7, 2011, the Company entered into a Separation Agreement and General Release ("Separation Agreement") with John R. Bailey, its former Chief Financial Officer, Vice President Finance, Secretary and Treasurer.  Mr. Bailey desired to resign to pursue other business opportunities and in order to provide a smooth transition, the Company and Mr. Bailey entered into the Separation Agreement and Consulting Agreement and resignation. The principal terms of the Separation Agreement provided that Mr. Bailey tender his resignation in all capacities with the Company in exchange for payment under a Consulting Agreement and payment of medical insurance premiums throughout the terms of the Consulting Agreement. The principal terms of the Consulting Agreement provide that Mr. Bailey will provide litigation support and transition support on financial and accounting issues in exchange for an aggregate fee of $120,000 payable in equal monthly installments of $10,000 over the term of one year.  During the years ended December 31, 2012 and 2011, the Company expensed $100,000 and $20,000, respectively, and was recorded as consulting expense in the accompanying consolidated financial statements.

NOTE 12 – RELATED PARTIES

On December 31, 2009, the Company issued a Common Stock Purchase Warrant ("Warrant") to an unaffiliated entity for the purchase of 449,666 shares of the Company's Common Stock at an exercise price of $0.55 per share.  The expiration date of the Warrant was December 31, 2011.  Gerald Murphy, a former director of the Company, together with companies owned by Murphy (collectively known as the "Murphy Group"), had initiated legal action against the entity regarding past due sums owed the Murphy Group which had been collateralized by an assignment of the Warrant to Mr. Murphy.  In order that legal action could be concluded and ownership of the Warrant could be determined, the Company extended the expiration date of the Warrant to June 30, 2012 (the "First Extension").  Subsequently, Mr. Murphy acquired rights to the Warrant and sought to have the First Extension extended for an additional ninety (90) day period.  The Company agreed to reissue the Warrant to Mr. Murphy and to extend the expiration date as requested in exchange for Mr. Murphy surrendering his right to receive 10,000 of the shares under the Warrant.  On July 2, 2012, the Warrant for the purchase of 439,666 shares was reissued to Mr. Murphy with an expiration date of September 28, 2012 and an exercise price of $0.55 per share. Mr. Murphy exercised the Warrant in full on September 28, 2012 through the payment of $241,816. The Company subsequently issued 439,666 shares to Mr. Murphy.  Mr. Murphy resigned as a director on December 18, 2012.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTIES (continued)

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

NOTE 13– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, the Company entered into a 63-month Commercial Lease Agreement (the "Lease") for 10,578 square feet of office and warehouse space.  On June 29, 2010, the Company and the landlord entered into a First Amendment to Commercial Lease Agreement ("First Amendment").  The terms of the First Amendment provide (i) for the Company to lease an additional 6,032 square feet of space for an approximate total of 16,610 square feet of leased space, (ii) an extension of the Lease to a term of 68 months with a termination date of June 30, 2015, and (iii) an increase in the security deposit of approximately $8,500. Under the First Amendment, the landlord agreed to provide a tenant improvement allowance not to exceed $175,000 to be used toward the payment of construction costs.  The improvements were completed in January 2011.  The Lease contains renewal provisions under which the Company may renew the Lease for an additional three year period under the same terms and conditions.  The base lease rate for the expanded facility was $13,526 per month from July 1, 2010 through October 31, 2011 and is $13,652 from November 1, 2011 through April 30, 2013 and $14,219 from May 1, 2013 to June 30, 2015.  Rent expense for the years ended December 31, 2012, 2011, and 2010 was $251,789, $224,955, and $191,086, respectively.

As of December 31, 2012, future minimum rental payments are as follows:

Years Ending December 31,
2013	$168,360
2014	170,628
2015	85,314
Thereafter	-0-
Total	$424,302

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Debt Maturity

As of December 31, 2012, future debt payments due are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2013	$887,148	$-0-	$443,574	$443,574
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	-0-	-0-	-0-	-0-
2017	-0-	-0-	-0-	-0-
Thereafter	30,230,258	30,230,258	-0-	-0-
Total	$31,117,406	$30,230,258	$443,574	$443,574

NOTE 14 – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA").  Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. Through the third quarter ended September 30, 2012, 55 of the HMA hospitals showed 3,096 units billable with an additional 915 units deployed.  On November 27, 2012, HMA notified the Company that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act and other economic concerns specifically, the fiscal cliff), they wanted to reduce their number of billable units to 1,050.  At December 31, 2012 2,046 subject units remained installed in HMA hospitals.  The contract between HMA and CareView remains in force through December 31, 2014. The Company continues to work with HMA regarding the installation of the remaining 915 deployed units and will continue to explore options to return the 2,046 subject units to billable unit status.  However, no assurances can be made as to the outcome of the negotiations with HMA.  Accordingly, at December 31, 2012, the Company recorded a removal allowance liability of $28,000 and also impaired $415,000 of deferred installation costs related to the change in the status of billable units, which prior to the billing change, was accounted for as Other Assets and was being amortized ratably over the life of the contract with the HMA hospital.  The Company’s accounts receivable balance with HMA at December 31, 2012 was $281,000, net of a reserve for doubtful accounts of $80,000.  Through additional analysis and receipts subsequent to December 31, 2012, it was determined that an additional $11,000 would be written off as a bad debt.  As of the date of this filing, the remaining balance of $270,000 has been collected.  Also as part of the change in HMA’s billable units, the Company credited HMA approximately $106,000 for revenue that was incorrectly recorded as a result of the timing of the requested change in going from 3,096 billable units to the current billable units of 1,050.  At the year ended December 31, 2012, HMA had 1,050 billable units, 915 additional deployed units and 2,046 units on stand-by pending negotiations for reactivation.  Billable revenue for HMA for the year ended as of December 31, 2012 and 2011 was approximately $1,306,000 and $179,000 respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – AGREEMENT WITH HEALTHCOR

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

On December 30, 2011, the Company and the Investors entered into a Note and Warrant Amendment Agreement (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement in order to modify the Investors’ right to restrict certain equity issuances; and (b) amend the HealthCor Notes and the HealthCor Warrants, in order to eliminate certain anti-dilution provisions. The elimination of the anti-dilution provision resulted in the reclassification of approximately $23,000,000 in related long-term liabilities to stockholders' equity.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – AGREEMENT WITH HEALTHCOR (continued)

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

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the Notes into fully paid and non-assessable shares of Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes.  The initial conversion rate is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Notes, subject to certain exceptions, if the Company issues common shares at a price per share less than the conversion rate at the time, the conversion rate will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the conversion rate following the first anniversary of the issuance of the Notes, then the conversion rate will be adjusted on a weighted average basis.  This provision was removed as more fully described above.  As of December 31, 2012, the underlying shares of the Company’s Common Stock related to the Convertible Debt totaled approximately 19,707,000 (after applying the Payment In Kind (“PIK”) for the period from April 21, 2011 through December 31, 2012).

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

Also, as provided for in the Purchase Agreement, the Company issued to the Investors Warrants (as defined therein) to purchase an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of the Company's Common Stock at an exercise price per share equal to $1.40 per share.  The initial exercise

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – AGREEMENT WITH HEALTHCOR (continued)

price is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events.  Until the first anniversary of the issuance of the Warrants, subject to certain exceptions, if the Company issues common shares at a price per share less than the exercise price at the time, the exercise price will be adjusted to the price at which the new shares were issued.  If the Company issues shares at a price per share lower than the exercise price following the first anniversary of the issuance of the Warrants, then the exercise price will be adjusted on a weighted average basis.  This provision was removed as more fully described above.

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

Pursuant to the terms of the Purchase Agreement with HealthCor, the Company's Board of Directors shall consist of no more than seven (7) directors and its Compensation Committee and Nominating Committee (or committees serving similar functions) shall consist of no more than three (3) directors.  The Investors holding at least a majority of the principal amount of the Notes outstanding, voting as a separate class, had the right to designate one (1) representative (the "Investor Designee") to serve as a member of the Company's Board of Directors, and as a member of the Company's Compensation Committee, if any, and Nominating Committee, if any.  The initial Investor Designee who was elected to serve as a member of the Company's Board of Directors is Jeffrey C. Lightcap. The Company does not currently have a Nominating Committee; however, on June 27, 2011, Mr. Lightcap was named as a member of the Company's Audit and Compensation Committees. The Investor Designee shall only be removed from the Board of Directors by written request of the Investors holding a majority of the principal amount of the Notes outstanding, unless such removal is for cause, provided that upon any resignation, removal, death or disability of the Investor Designee, the Investors holding at least a majority of the principal amount of the Notes outstanding shall be entitled to designate a replacement Investor Designee.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – AGREEMENT WITH HEALTHCOR (continued)

Concurrently with the execution of the Second Amendment, the Company issued and sold New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid in the principal amounts of $2,329,000 and $2,671,000, respectively. As provided by the Second Amendment, the New Senior Convertible Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the "Issuance Date," "Maturity Date," "First Five Year Note Period" and other terms to take into account the timing of the issuance of the New Senior Convertible Notes.  The New Senior Convertible Notes have a maturity date ten (10) years from the date of issuance. The New Senior Convertible Notes bear interest accordingly:

(a)
During years 1-5, interest is payable (on a cumulative basis) by the issuance of additional convertible debt (a PIK) with the same terms as New Senior Convertible Notes, at an interest rate of 12.5%, compounded quarterly.

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

In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.

The Company used the proceeds from the sale of the New Senior Secured Convertible Notes (i) to recruit and employ executives and sales personnel with experience in the healthcare/hospital space to establish contracts and pilot programs with hospitals, (ii) to expand its intellectual property portfolio, and (iii) for general working capital purposes.

In conjunction with the execution of the Second Amendment, the Company and its subsidiaries entered into a First Amendment to Loan and Security Agreement with Comerica Bank, as collateral agent and lender, and Bridge Bank, as lender (the "Loan Amendment"), amending the Loan and Security Agreement dated as of August 31, 2011, among the same parties (the “Loan and Security Agreement”).  The Loan Amendment effected a change to the definition of "HealthCor Debt" under the Loan and Security Agreement, which is a component of "Permitted Indebtedness" under that agreement, in order to permit the issuance of the New Senior Convertible Notes. Also in connection with the Second Amendment, the Subordination Agreement between Comerica Bank and the Investors was amended to permit the sale and issue of the New Senior Convertible Notes.

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid, the underlying shares of the Company’s Common Stock totaled approximately 4,000,000.  As of December 31, 2012, the underlying shares of the Company’s Common Stock related to the New Senior Convertible Notes totaled approximately 4,477,000 (after applying the Payment In Kind (“PIK”) for the period from January 31, 2012 through December 31, 2012).

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – AGREEMENT WITH HEALTHCOR (continued)

beneficial conversion feature ("BCF") charge in accordance with ASC 470-20.  The Company had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the Senior Convertible Notes and (ii) the New Senior Convertible Notes.  Because the Senior Convertible Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind since reclassification qualifies under this accounting treatment.  The full amount of the New Senior Convertible Notes and all accrued payment in kind interest also qualifies for this accounting treatment.  At December 31, 2012, the Company recorded a BCF of $3,041,799 (comprised of $1,800,000 for the New Senior Convertible Notes and $1,241,799 for related to the PIK).  These amounts are based on the difference between the contractual conversion rate and the current fair value of the Company’s Common Shares at original issuance date.  The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount, using the effect interest method, amortized to interest expense over the expected term of the notes (through April 2021 for the Senior Convertible Notes and through January 2022 for the New Senior Convertible Notes).  To that end, the Company recorded an aggregate of $476,341 in interest expense for the year ended December 31, 2012, respectively. The carrying value of the debt with HealthCor at December 31, 2012 approximates fair value as the interest rates used are those currently available to the Company and would be considered level 3 inputs under the fair value hierarchy.

NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the "Agreement" or the "Revolving Line") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") providing for a two-year, $20 million revolving line of credit. The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers.  The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.  Interest shall be paid monthly in arrears on any outstanding principal amount.  The interest rate was calculated to be 7.0% per annum at December 31, 2012 and 2011.  Through December 31, 2012, the Company did not borrow any funds under the Revolving Line.  At December 31, 2012, the entire $20,000,000 Revolving Line was available to the Company.

So long as no event of default has occurred and is continuing and subject to and upon the terms and conditions of the Agreement, and provided that the Company has delivered evidence to the reasonable satisfaction of the Banks of a signed contract for a new customer or the expansion of a contract with an existing customer for the addition of hospital sites and or hospital beds, the Company may request, and the Banks have agreed to make Advances in an aggregate outstanding amount not to exceed the lesser of (i) the $20 million revolving line limit or (ii) the Borrowing Base. As defined in the Agreement "Advances" means cash advances under the Revolving Line and "Borrowing Base" generally means an amount equal to eighty percent (80%) of Eligible Accounts.  As defined in the Agreement, "Eligible Accounts" generally means those accounts that (x) arise in the ordinary course of the Company’s business; (y) arise from the future, rolling twelve (12) months due to sales of subscriptions to individual hospitals or hospital groups which are associated with (i) existing subscription services that are under contract and have at least twelve (12) months of life left on the contract at the time of inclusion of such account in the Borrowing Base; and (ii) newly executed contracts that have a minimum length of at least

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (continued)

four (4) years; and (z) comply with certain Company representations and warranties to the Banks set forth in the Agreement that relate to Eligible Accounts.  Subject to the terms and conditions of the Agreement, amounts borrowed may be repaid and re-borrowed at any time prior to the Revolving Maturity Date~~,~~ (the earlier of (i) two (2) years after the initial Advance or (ii)  June 14, 2014), at which time all Advances shall be immediately due and payable. Except as set forth in the Prime Referenced Rated Addendum to the Agreement, the Company may prepay any Advances without penalty or premium. The Company shall use the proceeds of the Advances for the purchase of machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments and/or installation costs associated with the installation of a new or expanded customer subscription services contract.

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock.  The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018.  The fair value of the Warrants at issuance was $1,535,714 and has been recorded as deferred financing costs.  The deferred financing costs are amortized to interest expense over the term of the revolving line.  During the year ended December 31, 2012 and 2011, $526,530 and $219,390, respectively, was amortized to interest expense in the accompanying financial statements.  The Warrants have not been exercised.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (continued)

On January 15, 2013, the Company and the Banks entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts."  In conjunction with this amendment, amendments to the Warrants issued to the Banks were also made.  The Warrant amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020.  All other provisions of the Agreement and the Warrants remained unchanged.  The Warrants were revalued as of January 15, 2013 resulting in an immaterial incremental change in fair value.  On January 16, 2013, we borrowed $560,000 against the Revolving Line.

NOTE 17 – JOINT VENTURE AGREEMENT

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

Rockwell provided $1,151,205 as the initial funding including $932,745 for the Hillcrest Project Hospital and $218,460 for the Saline Project Hospital, which funding was confirmed in a Funding Agreement entered into between the Company and Rockwell.  The Funding Agreement anticipates future funding as provided for in the Master Investment Agreement upon completion of the Project Hospitals. An aggregate of $575,603 of the initial funding was credited to Project Notes for Rockwell; $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline. An aggregate of $575,603 was credited to an investment interest of Rockwell (Rockwell's Preferential Return); $466,373 for CareView-Hillcrest and $109,230 for CareView-Saline.  The Project Notes to Rockwell and Rockwell's Preferential Returns both earn interest at the rate of ten percent (10%).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – JOINT VENTURE AGREEMENT (continued)

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants valued at $1,124,728 (the "Project Warrants").  The Project Warrants were valued using the Black-Scholes Model on the date of the Rockwell Agreement using a term of five (5) years; volatility of 89.21%; risk free rate of 2.19%; and a dividend yield of 0%. The Warrants are classified as equity and are included in additional paid-in-capital on the accompanying consolidated balance sheet. The Company allocated the proceeds to the Project Warrants and the Project Notes or Preferential Returns based on the relative fair value.  The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense in other income (expense) on the accompanying consolidated financial statements.  Amortization expense totaled $199,963, $174,964, and $171,309 for the years ended December 31, 2012, 2011, and 2010, respectively.  As any additional funding is provided, the Company will issue additional Project Warrants to Rockwell and calculate the fair value of those warrants and record them in the financial statements when they are due or issued.

Once the full funding has been provided by Rockwell upon completion of the installations at the Project Hospitals, each Project LLC will replace the earlier Project Note with an amended and restated Project Note representing the outstanding balance due under the earlier Project Note plus any additional funding credited to the Project Note, which amended and restated Project Note will earn interest at the rate of ten percent (10%). Principal payments commence on the earlier to occur of the date that monthly Primary Package fees first become payable by each Project Hospital or six months from the date of the original Project Note; provided, however, that the entire outstanding principal balance and all accrued interest of a Project Note shall be paid in full on or before the third anniversary of the date that payments commenced thereunder.  The Project Notes to Rockwell and Rockwell's Preferential Returns are due in May 2013 (as relates to the CareView-Hillcrest) and August 2013 (as relates to the CareView-Saline), and therefore classified as current liabilities on the accompanying consolidated financial statements.

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

The Master Investment Agreement includes provisions under which the Company may elect to purchase, for cash, Rockwell’s entire interest in each Project LLC at a pre-determined price based on annualized net cash flow from the Project Hospital plus the payment of any unpaid Preferential Return (if any) and the estimated amount of any additional distributions that would be payable from the Project LLC to Rockwell during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  In addition, upon the Company’s purchase of Rockwell’s interest in a Project LLC, the Company would have to pay the remaining balance due (if any) under the Project Note and any forgone interest under the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – JOINT VENTURE AGREEMENT (continued)

Project Note that would have accrued during the remaining balance (if any) of the initial term of the contract with the Project Hospital.  Additionally, there are provisions under which Rockwell may elect, if the Project Note has been paid and Rockwell has received its Preferential Return, to require the Company to purchase its entire interest in each Project LLC based on a pre-determined percentage of the annualized net cash flow of the Project Hospital.  If Rockwell makes that election, the Company may choose to fund the purchase with a five-year promissory note bearing interest at 10% per annum.  Rockwell was granted preferred investor status that provides, in the event that the Company funds similar projects through a different investor with more favorable terms, that Rockwell may elect to amend the terms of its existing project funding to be consistent with those more favorable terms.

NOTE 18 – VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2012 and 2011 are as follows:

	2012	2011
Assets
Cash	$956	$4,161
Receivables	5,221	49,835
Total current assets	6,177	53,996
Property, net	189,003	277,088
Total assets	$195,180	$331,084

Liabilities
Accounts payable	$103,217	$90,212
Notes payable, net of debt discount of $32,989 and $32,255, respectively	410,586	58,602
Mandatorily redeemable interest, net of debt discount of $32,989 and $32,255, respectively	410,586	58,602
Accrued interest	59,872	1,342
Other current liabilities	53,371	55,417
Total current liabilities	1,037,632	264,175

Notes payable, net of debt discount of $0 and $100,715, respectively	-0-	273,128
Mandatorily redeemable interest, net of debt discount of $0 and $100,715, respectively	-0-	273,128
Total long term liabilities	-0-	546,256
Total liabilities	$1,037,632	$810,431

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – VARIABLE INTEREST ENTITIES (continued)

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenue	$68,655	$311,971	$213,217
Network operations expense	22,992	73,257	36,878
General and administrative expense	31,081	64,419	4,200
Depreciation	58,705	119,747	87,525
Total operating costs	112,778	257,423	128,603
Operating income (loss)	(44,123)	54,548	84,614
Other income (expense)	(160,961)	(276,636)	(281,547)
Loss before taxes	(205,084)	(222,088)	(196,933)
Provision for taxes	-0-	-0-	-0-
Net loss	(205,084)	(222,088)	(196,933)
Net loss attributable to noncontrolling interest	(102,542)	(111,044)	(98,467)
Net loss attributable to CareView Communications, Inc.	$(102,542)	$(111,044)	$(98,466)

NOTE 19 – DISTRIBUTION/CONSULTING AGREEMENT

Sales Consulting Agreement with Foundation Medical and Donald Shirley

On March 1, 2012, the Company entered into a two-year Sales Consulting Agreement ("Consulting Agreement") with an unrelated entity and an unrelated individual (collectively, the "Consultant") wherein the prior aforementioned Distribution Agreement was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement.  As consideration for cancellation of the Distribution Agreement dated January 9, 2010, the Company agreed to issue to the Consultant 50,000 shares of the Company's Common Stock upon execution of the Consulting Agreement and an additional 50,000 shares of the Company's Common Stock on the date of the first anniversary thereof (the "Shares").  The Company agreed to pay the Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. In addition, the Consultant was eligible to receive a commission on system products and components up-sold and installed at the designated hospitals. On May 31, 2012, the Company and the Consultant entered into a First Addendum to the Sales Consulting Agreement (the "Addendum") under which the parties clarified the language regarding the compensation outlined in the Consulting Agreement.  Accordingly, the parties agreed that the Consulting Agreement incorrectly called for the issuance to Consultant of the Shares as consideration for the cancellation of the prior Distribution Agreement and that the intent of the parties was that the consideration would call for the issuance of a Common Stock Purchase Warrant ("Warrant") to Consultant for the purchase of 100,000 shares of the Company's Common Stock.  Accordingly, the parties agreed that the Shares would not be issued and Warrants for an aggregate of 100,000 shares would be issued to Consultant as follows:  (i) one Warrant for 50,000 shares would be issued upon the signing of the Addendum with an exercise price set at the closing price of the Company's Common Stock on the date of issuance and (ii) one Warrant for 50,000 shares would be issued upon the first anniversary date of the Consulting Agreement with an exercise price set at the closing price of the Company's Common Stock on the date of issuance.  Shares underlying the

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – DISTRIBUTION/CONSULTING AGREEMENT (continued)

Sales Consulting Agreement with Foundation Medical and Donald Shirley (continued)

Warrants vest immediately upon issuance of each Warrant.  Accordingly, at the signing of the Addendum, the Company issued a five-year Warrant to the Consultant for 50,000 shares with an exercise price of $1.55 per share. On December 4, 2012, the Company and the Consultant agreed to terminate the Consulting Agreement and the Company issued a Warrant to the Consultant for 50,000 shares with an exercise price of $0.77 per share.  For the year ended December 31, 2012, $83,434 was recorded as consulting expense in the accompanying financial statements.  (See Note 4 -- STOCKHOLDERS’ EQUITY for more details).  No Warrants have been exercised as of December 31, 2012.

On January 9, 2010, the Company entered into a Distribution Agreement ("Agreement") with an entity to distribute the CareView System on the East Coast of the United States.  In addition to selling the CareView System, the entity will also serve as CareView's East Coast representative to service all of the installed medical facilities in that region. In connection with the Agreement, the Company issued a five-year Common Stock Purchase Warrant (the "Warrant") to purchase 200,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share. At December 31, 2012, the Warrant had not been exercised.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term five (5) years; volatility of 89.46%; risk free rate of 1.09%; and a dividend yield of 0%.  The Agreement carries a three (3) year term and accordingly the Warrants valued at $166,000 are being amortized over the life of the Agreement.  For the years ended December 31, 2012, 2011, and 2010, the Company recognized expense of $55,334, $55,333, and $55,333, respectively as distribution expense in network operations and $0 and $55,334, respectively as deferred distribution cost as of December 31, 2012and 2011 on the accompanying consolidated financial statements.

Consulting Agreement

On April 29, 2012, the Company entered into a Consulting Agreement with Heartland Energy Partners ("Heartland") to represent the Company and its products to the Department of Veteran Affairs.  Heartland provides business and technology solutions to government and commercial clients by helping clients effectively develop and manage programs and assets in the fields of energy and environment, information technology, infrastructure protection, and healthcare.  Under the Consulting Agreement, Heartland will work with the Company to develop a strategy to raise the profile of CareView within the Department of Veteran Affairs and to raise awareness of the value that the Company's offerings related to patient safety for veterans.  A monthly fee of $10,000 is payable thereunder beginning immediately after the Company's obtains GSA Approval and continuing for a period of twelve months thereafter unless extended by the parties. In addition, the Company was to issue to the consultant a five-year Warrant for the purchase of 1,000,000 shares of the Company's Common Stock at an exercise price of $1.51 per share.  On November 13, 2012, the Company and the consultant signed a First Addendum to amend the language regarding the Warrant issuance.  As such, the consultant is entitled to earn a Warrant during each successive ninety (90) period calculated from the first business day after receipt of GSA approval (or October 4, 2012) and continuing for the twelve (12) month period designated as the term of the Consulting Agreement, resulting in the issuance of four (4) Warrants to the consultant.  The maximum aggregate number of shares that the consultant is entitled to receive under the Warrants is 1,000,000 shares.  Each Warrant shall be issued at the end of each ninety (90) day period, the shares thereunder shall vest immediately upon issuance and the exercise price shall be equal to the ten (10) day average closing price of the Company's Common Stock ending on the day before the issuance of each Warrant; provided, however, in no event shall the exercise price be lower than $1.25 per share not higher than $1.50 per share.  Prior to

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – DISTRIBUTION/CONSULTING AGREEMENT (continued)

Consulting Agreement (continued)

the end of each ninety (90) day period, the consultant's performance under the Consulting Agreement shall be evaluated by the Company.  Thereafter, the number of shares to be granted under the Warrant for the respective ninety (90) day period shall be determined at the discretion of the Company's management in conjunction with its Board of Directors.  In the event the Consulting Agreement is terminated prior to the completion of the term thereof, the Company shall have no obligation to issue a Warrant to consultant for the respective ninety (90) day period during which the Agreement is terminated. GSA Approval was obtained on October 4, 2012 with the first $10,000 monthly fee paid immediately thereafter.  On January 2, 2013, management of the Company determined that no Warrant would be issued for the first ninety-day period ending on January 2, 2013.

NOTE 20 – LEASE LINE OF CREDIT

On January 28, 2010, the Company entered into a letter of agreement with an entity for a Lease Line of Credit ("Lease Line") for up to $5 million.  Under the Lease Line, CareView will lease installed CareView Systems from the entity and will repay the draws on the Lease Line over a period of three (3) years.  CareView and the entity executed a Master Lease covering the installed CareView Systems which calls for pre-determined monthly rental over a three-year period (the "Base Term").  Prior to the expiration of the Base Term, CareView may elect to (i) purchase the equipment or (ii) extend or renew the lease for an additional twelve (12) months with a subsequent option to return the equipment to Fountain.

An origination fee of one percent (1%) of the lease schedule amount will be due upon signing of each lease schedule.  The cost of equipment to entity shall not exceed $500,000 per month with each month carrying over to the next month if not used unless this limit is waived by the entity.  The draw window was open until December 5, 2010 ("Draw Window").  To that date, the Company has not made a draw against the Lease Line.  In April 2010, CareView paid the entity $100,000, which represents a deposit of two percent (2%) of the unused Lease Line.  Upon execution of the Lease Line, CareView issued a ten-year Common Stock Purchase Warrant (the "Warrant") to purchase a total of 450,000 underlying shares of the Company's Common Stock at an exercise price of $0.52 per share.  The Warrant was valued using the Black-Scholes Model on the date of the grant using a term of ten (10) years; volatility of 79.70%; risk free rate of 3.66%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the fair value of the warrants of $382,500 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

In association with the Lease Line, in April 2010 the Company paid a separate, unrelated entity a cash finder’s fee of $100,000 and issued a five-year Common Stock Purchase Warrant (the "Warrant") to purchase 400,000 underlying shares of the Company's Common Stock at $0.52.  The Warrant was valued using the Black Scholes Model on the date of the grant using a term of five (5) years; volatility of 90.32%; risk free rate of 2.30%; and a dividend yield of 0%.  With the closing of the Lease Line in December 2010, the fair value of the warrant of $300,000 was fully amortized as of December 31, 2010, and the $100,000 was reported as financing costs in other income (expense) in the accompanying 2010 consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement ("Subscription Agreement") with an entity known as T2 Consulting, LLC ("T2"), and the principals of T2, namely Tommy G. Thompson ("Thompson"), Gerald L. Murphy ("Murphy") , and Dennis Langley ("Langley"), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the "Agreement").  In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant ("Warrant") to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.  The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%.  The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the year ended December 31, 2010.  The Company's Board of Directors believed the Agreement to be in the best interest of all the shareholders of the Company and determined that it was not necessary to obtain a 'fairness' opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the "GII Agreement") with each of Thompson, Murphy and Langley dated August 20, 2010.  The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015.  Accordingly, as of December 31, 2012, based on actual revenue, the Company recorded a liability for the GII Owner's Put of $25,408 (the estimated value of the GII Owner's Put).  This liability will be analyzed and updated monthly, based on actual revenues.  In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company's products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments.  Terms of the distribution agreement will be negotiated at a future date.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$387	$443	$542	$258
Operating expense	$3,363	$3,019	$2,806	$3,516
Operating loss	$(2,976)	$(2,576)	$(2,264)	$(3,258)
Net loss attributable to CareView	$(4,758)	$(4,458)	$(4,158)	$(5,129)

Loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.04)

	2011 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$109	$80	$197	$244
Operating expense	$1,381	$2,218	$2,567	$3,432
Operating loss	$(1,272)	$(2,138)	$(2,370)	$(3,188)
Change in fair value of derivative liabilities	$-0-	$12,235	$(5,268)	$(4,001)

Net income (loss) attributable to CareView	$(1,320)	$(15,502)	$1,332	$(774)

Income (loss) per common share, basic and diluted	$(0.01)	$(0.12)	$0.01	$(0.01)

Reports on Form 10Q for the quarterly period ended June 30, 2012 and the quarterly period ended September 30, 2012 (the “Reporting Periods”) contained an error as to the placement of “change in fair value of derivative liabilities” on the Statements of Operations.  The table below reflects the originally reported and the restated presentation for the Reporting Periods.

	Three Months Ended June 30, 2011		Three Months Ended September 30, 2011
(In thousands, except per share)	As Restated	As Originally Reported	As Restated	As Originally Reported

Non-cash expense related to valuation of HealthCor derivatives	NA	$12,235	NA	$(5,268)
Operating income (loss)	$(2,138)	$(14,373)	$(2,370)	$2,898
Change in fair value of derivative liabilities	$12,235	NA	$(5,268)	NA

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – SUBSEQUENT EVENTS

Second Amendment to Loan and Security Agreement with Comerica Bank and Bridge

On January 15, 2013, the Company and the Banks entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts."  In conjunction with this amendment, amendments to the Warrants issued to the Banks were also made.  This amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date which was extended from August 8, 2018 to January 15, 2020.  All other provisions of the Agreement and the Warrants remained unchanged.  The Warrants were revalued as of January 15, 2013 resulting in an immaterial incremental change in fair value.  On January 16, 2013, we borrowed $560,000 against the Revolving Line.

Private Placement

On March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement.  On March 27, 2013, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with multiple investors relating to the issuance and sale of the Company's Common Stock in a private offering.  At the anticipated closing of the Purchase Agreement on April 1, 2013, the Company will sell (i) an aggregate of 6,220,000 shares of common stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share (the "Warrants") for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vest immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.