Form 10-Q
period 2013-03-31
CareView Communications Inc
filed 2013-05-10
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

The number of shares outstanding of the Issuer’s Common Stock as of May 10, 2013 was 132,526,042.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,552,846	$5,413,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $80,235, respectively	149,137	367,742
Other current assets	252,335	194,592
Total current assets	7,954,318	5,976,182
Property and equipment, net of accumulated depreciation of $3,096,639 and $2,726,234, respectively	7,488,244	7,861,537
Other Assets:
Intangible assets, net of accumulated amortization of $2,777,156 and $2,772,772, respectively	217,870	208,974
Other assets	1,890,634	2,019,856
	2,108,504	2,228,830
Total assets	$17,551,066	$16,066,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$589,293	$166,373
Notes payable, net of debt discount of $10,536 and $32,988, respectively	433,038	410,586
Mandatorily redeemable equity in joint venture, net of debt discount of $10,536 and $32,988, respectively	433,038	410,586
Accrued interest	79,818	59,872
Other current liabilities	936,196	802,528
Total current liabilities	2,471,383	1,849,945

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $17,363,491 and $17,791,104, respectively	13,811,462	12,439,154
Revolving line of credit	560,110	—
Lease liability, net of current portion	21,520	25,824
Total long-term liabilities	14,393,092	12,464,978
Total liabilities	16,864,475	14,314,923

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 132,526,042 issued and outstanding, respectively	132,526	132,526
Additional paid in capital	67,651,775	67,224,170
Common stock subscribed	2,650,000	—
Accumulated deficit	(69,392,379)	(65,275,518)
Total CareView Communications Inc. stockholders' equity	1,041,922	2,081,178
Noncontrolling interest	(355,331)	(329,552)
Total stockholders' equity	686,591	1,751,626
Total liabilities and stockholders' equity	$17,551,066	$16,066,549

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net	$360,830	$387,355

Operating expenses:
Network operations	734,353	812,424
General and administration	894,588	1,320,469
Sales and marketing	275,141	461,148
Research and development	240,716	217,377
Depreciation and amortization	376,084	551,777
Total operating expense	2,520,882	3,363,195

Operating loss	(2,160,052)	(2,975,840)

Other income and (expense)
Interest expense	(1,984,176)	(1,821,881)
Interest income	536	154
Other income	1,052	1,628
Total other income (expense)	(1,982,588)	(1,820,099)

Loss before taxes	(4,142,640)	(4,795,939)

Provision for income taxes	—	—

Net loss	(4,142,640)	(4,795,939)

Net loss attributable to noncontrolling interest	(25,779)	(38,429)

Net loss attributable to CareView Communications, Inc.	$(4,116,861)	$(4,757,510)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	132,526,042	131,779,345

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2013 TO MARCH 31, 2013
(Unaudited)

			Additional	Common
	Common Stock		Paid in	Stock	Accumulated	Noncontrolling
	Shares	Amount	Capital	Subscribed	Deficit	Interest	Total

Balance, January 1, 2013	132,526,042	132,526	67,224,170	—	(65,275,518)	(329,552)	1,751,626

Options granted as compensation		—	98,151	—	—	—	98,151

Warrants issued for services	—	—	17,400	—	—	—	17,400

Warrants issued for financing costs (revalued)	—	—	11,430	—	—	—	11,430

Beneficial conversion features for senior secured
convertible notes	—	—	340,090	—	—	—	340,090

Sale of common stock, net of costs	—	—	(39,466)	2,650,000	—	—	2,610,534

Net loss	—	—	—	—	(4,116,861)	(25,779)	(4,142,640)

Balance, March 31, 2013	132,526,042	$132,526	$67,651,775	$2,650,000	$(69,392,379)	$(355,331)	$686,591

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(4,142,640)	$(4,795,939)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	371,700	412,390
Provision for doubtful accounts	—	(15,984)
Amortization of intangible assets	4,384	139,388
Amortization of debt discount	812,609	827,884
Amortization of prepaid consulting costs	62,049	146,616
Amortization of installation costs	100,510	37,014
Amortization of deferred distribution/service costs	—	13,833
Amortization of deferred debt issuance costs	133,538	131,633
Interest incurred and paid in kind	944,695	783,674
Stock based compensation related to options granted	98,151	235,049
Stock based costs related to warrants issued	17,400	—
Loss on disposal of assets	2,405	—
Changes in operating assets and liabilities:
Accounts receivable	218,605	(41,372)
Other current assets	(57,743)	75,554
Other assets	3,857	45,409
Accounts payable	422,920	(796,180)
Accrued expenses and other current liabilities	153,612	157,994
Other liabilities	(4,304)	.

Net cash flows used in operating activities	(858,252)	(2,643,037)

Purchase of property and equipment	(811)	(498,977)
Payment for deferred installation costs	(159,303)	(333,948)
Patent and trademark costs	(13,280)	—

Net cash flows used in investing activities	(173,394)	(832,925)

Proceeds from sale of common stock,net	2,610,534	—
Proceeds from notes payable and line of credit	560,110	5,000,000
Proceeds from exercise of options and warrants	—	20,635
Repayment of notes payable	—	(29,074)

Net cash flows provided by financing activities	3,170,644	4,991,561

Increase in cash	2,138,998	1,515,599
Cash and cash equivalents, beginning of period	5,413,848	8,526,857
Cash and cash equivalents, end of period	$7,552,846	$10,042,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$40,043	$17,836

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured
convertible notes	$340,090	$2,082,122

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Significant Accounting Policy

Common Stock Subscribed

The Company sells Common Stock in order to provide additional capitalization for operations as needed. For the consideration received, the Company records the value for shares sold but not yet issued as Common Stock Subscribed.

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to the Company’s significant accounting policies as summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2013 was approximately $7.6 million. We are required to maintain a minimum cash balance $5 million pursuant to existing loan documents (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank. In view of these facts, the continued successful operation of the Company is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity, however we may be required to obtain additional financing. In order to support current and future operations, on March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN (continued)

We closed a private offering on April 1, 2013 through which we sold an (i) an aggregate of 6,220,000 shares of Common Stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share for an aggregate purchase price, net of expenses of $2,856,400. The proceeds from this private offering, as well as the Company’s existing cash flow from billable contracts, is expected to enable the Company to continue to operate for the next twelve month period. With that and the combination of our aggressive sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we will meet our cash needs during 2013, will provide positive cash flow in the future, and will achieve future operating profitability. As more fully described in NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to an additional $19.4 million by using eligible signed customer contracts as collateral toward the amount borrowed. The revolving credit line expires in June 2014 unless mutually extended.

The Company believes it will achieve operating profitability; however, due to conditions and influences out of the Company’s control including the current state of the national economy, the Company cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

NOTE 3 – STOCKHOLDERS’ EQUITY

Private Placement

On March 1, 2013, the Company entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement. On March 27, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of the Company’s Common Stock in a private offering. On April 1, 2013, the closing date of the Purchase Agreement, the Company sold (i) an aggregate of 6,220,000 shares of common stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share (the “Warrants”) for an aggregate purchase price of approximately $3.1 million, of which $2,650,000 was received on March 29, 2013, and was recorded as common stock subscribed on the accompanying condensed consolidated financial statements. The five-year Warrants vest immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Warrants to Purchase Common Stock of the Company

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrant(s)”) that it issues (except warrants issued to HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “HealthCor Warrants”) discussed more fully later in this paragraph). The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

Warrants to Purchase Common Stock of the Company (continued)

The fair value of the HealthCor Warrants was computed using the Lattice Model, incorporating transaction details such as the Company’s stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the anti-dilution provisions within the embedded conversion feature and that associated with the exercise price of the HealthCor Warrants, the Company determined that the Lattice Model was the most appropriate model for valuing these instruments.

As of March 31, 2013, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 22,293,851 shares of the Company’s Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.75 per share and a weighted average contractual life of 2.6 years. As of March 31, 2013, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $829,000.

Warrant Activity during the Three Months Ended March 31, 2013

During the three months ended March 31, 2013, the Company did not issue any Warrants; however, we amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $79,449 as non-cash costs in general and administration and (ii) $133,537 as interest expense.

On January 15, 2013, the Company and the Banks entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” In conjunction with this amendment, amendments to the Warrants issued to the Banks were also made. This amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date which was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. The Warrants were revalued as of January 15, 2013 resulting $11,429 increase in fair value which is amortized to interest expense using the effective interest method.

During the three months ended March 31, 2013, the Company recorded a $17,400 charge to non-cash costs in the accompanying condensed consolidated financial statements as a result of the following agreement effective May 7, 2012. The Company entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of the Company’s Common Stock (see NOTE 11 – SERVICE AGREEMENTS for further details). Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrant was issued to a non-employee which had specific vesting requirements, the Company follows ASC 505-50 which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or gain to income.

Warrant Activity during the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, the Company did not issue any Warrants; however, it amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $13,833 as distribution/service costs in network operations, (ii) $146,616 as non-cash costs in general and administration, and (iii) $131,633 as interest expense.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

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

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2013 and 2012, the Company did not grant any options to purchase shares of the Company’s Common Stock (“Option(s)”). During those same three month periods, resulting from the resignation or termination of employees, 16,667 and 10,000 Options, respectively were cancelled. During the three months ended March 31, 2013, 1,167 Options expired, while no Options expired during the same period in 2012. As of March 31, 2013, 9,075,643 Options remained outstanding.

A summary of the Company’s stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Granted	-0-	-0-
Exercised	-0-	-0-
Expired	(1,667)	$1.51
Cancelled	(16,667)	$1.08
Balance at March 31, 2013	9,075,643	$0.66	6.4	$561,129
Vested and Exercisable at March 31, 2013	7,878,140	$0.59	5.9	$561,129

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

Options to Purchase Common Stock of the Company (continued)

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Risk-free interest rate	NA	0.34%
Volatility	NA	101.90%
Expected life	NA	3
Dividend yield	NA	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the stock option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is a blended average of the historical volatility of peer entities whose stock prices were publicly available and the Company’s historical volatility during its available trading period, and is calculated using this blended average over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Share-based compensation expense for Options recognized in our results for the three months ended March 31, 2013 and 2012 amounted to $98,151 and $235,049, respectively and is based on awards granted, with expected forfeitures at 0%. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At March 31, 2013, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $675,041, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2013	December 31, 2012
Prepaid expenses	$188,192	$130,825
Other current assets	64,143	63,767
TOTAL OTHER CURRENT ASSETS	$252,335	$194,592

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets consist of the following:

	March 31, 2013	December 31, 2012
Network equipment	$10,170,480	$10,170,480
Vehicles	132,382	136,082
Office equipment	120,642	119,830
Furniture	75,673	75,673
Test equipment	73,719	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,584,883	10,587,771
Less: accumulated depreciation	(3,096,639)	(2,726,234)
TOTAL PROPERTY AND EQUIPMENT	$7,488,244	$7,861,537

Depreciation expense for the three months ended March 31, 2013 and 2012 was $371,700 and $412,390, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:
	March 31, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$195,873	$7,109	$188,764
Computer software	46,220	17,114	29,106
Software development costs	2,002,933	2,002,933	-0-
Other intellectual property	750,000	750,000	-0-
TOTAL INTANGIBLE ASSETS	$2,995,026	$2,777,156	$217,870

	December 31, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$182,593	$6,525	$176,068
Other tangible assets	46,220	13,314	32,906
Software development costs	2,002,933	2,002,933	-0-
Other intellectual property	750,000	750,000	-0-
TOTAL INTANGIBLE ASSETS	$2,981,746	$2,772,772	$208,974

Amortization expense for the three months ended March 31, 2013 and 2012 was $4,384 and $139,388, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (continued)

Other assets consist of the following:

	March 31, 2013
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,547,143	$879,458	$667,685
Deferred installation costs	958,418	310,108	648,310
Prepaid consulting	1,131,300	1,116,814	14,486
Deferred closing costs	548,487	296,002	252,485
Prepaid license fee	249,999	25,955	224,044
Security deposit	83,624	-0-	83,624
TOTAL OTHER ASSETS	$4,518,971	$2,628,337	$1,890,634

	December 31,2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$745,920	$789,794
Deferred installation costs	799,114	209,598	589,516
Deferred closing costs	516,050	247,413	268,637
Prepaid license fee	233,606	21,857	211,749
Security deposit	83,624	-0-	83,624
Prepaid consulting	1,131,300	1,054,764	76,536
Deferred distribution/service costs	166,000	166,000	-0-
TOTAL OTHER ASSETS	$4,465,409	$2,445,552	$2,019,856

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued taxes	$430,105	$360,587
Other accrued liabilities	506,091	441,941
TOTAL OTHER CURRENT LIABILITIES	$936,196	$802,528

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the three months ended March 31, 2013 as well as additional losses expected for the remainder of 2013 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2013, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, the Company entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, the Company will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)”).

Both Rockwell and the Company own 50% of each Project LLC. CareView contributed its intellectual property rights and its hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return”). The Company classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by the Company and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

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

As additional consideration to Rockwell for providing the funding, the Company granted Rockwell 1,151,206 Warrants, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying condensed consolidated financial statements. The Company allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $44,906 and $47,452 of the three month periods ended March 31, 2013 and 2012, respectively.

Hillcrest notified the Company of its desire to terminate its hospital agreement. This termination, effective January 27, 2012, resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on its indebtedness to the Rockwell. The Company incurred de-installation costs of approximately $3,000 for removing its equipment from the hospital premises.

As of March 31, 2013, the Project LLCs’ indebtedness to Rockwell Holdings totaled approximately $963,000, including principal and interest. The Project Notes and Rockwell’s Preferential Returns are due in May 2013 (as relates to the CareView-Hillcrest, LLC) and August 2013 (as relates to the CareView-Saline, LLC).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Assets
Cash	$879	$956
Receivables	5,221	5,221
Total current assets	6,100	6,177
Property, net	185,726	189,003
Total assets	$191,826	$195,180

Liabilities
Accounts payable	$107,153	$103,217
Notes payable, net of debt discount of $10,536 and $32,988, respectively	433,038	410,586
Mandatorily redeemable interest, net of debt discount of $10,536 and $32,988, respectively	433,038	410,586
Accrued interest	76,549	59,872
Other current liabilities	42,367	53,371
Total current liabilities	1,092,145	1,037,632
Total liabilities	$1,092,145	$1,037,632

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012

Revenue	$7,285	$34,639
Network operations expense	4,231	10,300
General and administrative expense	(9,136)	3,040
Depreciation	14,505	28,664
Total operating costs (cost recovery)	(9,600)	42,004
Operating income (loss)	(2,315)	(7,365)
Other income (expense)	(49,243)	(69,495)
Loss before taxes	(51,558)	(76,860)
Provision for taxes	-0-	-0-
Net loss	(51,558)	(76,860)
Net loss attributable to noncontrolling interest	(25,779)	(38,429)
Net loss attributable to CareView Communications, Inc.	$(25,779)	$(38,431)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SERVICE AGREEMENTS

Advisory Services Agreement

On May 7, 2012, the Company entered into an Advisory Services Agreement with an unrelated entity (the “Advisor”) under which the Advisor will provide services related to micro-cap market research and investor relations. The Agreement is for a term of twelve months and may be terminated by either party upon thirty (30) days written notice. Compensation for the Advisor includes a retainer of $5,000 per month payable in advance. In addition, the Company issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of the Company’s Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement so long as the Agreement has not been terminated. In the event the Agreement is terminated prior to full vesting of the underlying shares, a prorated portion of the shares will vest through the date of termination and the right to purchase the remaining underlying shares shall be canceled. The Warrant was not exercised at March 31, 2013. For the three months ended March 31, 2013 $17,400 was charged to expense and recorded as non-cash cost in general and administration in the accompanying condensed consolidated financial statements.

Consulting Agreement

On April 29, 2012, the Company entered into a Consulting Agreement with Heartland Energy Partners (“Heartland”) to represent the Company and its products to the Department of Veteran Affairs. Heartland provides business and technology solutions to government and commercial clients by helping clients effectively develop and manage programs and assets in the fields of energy and environment, information technology, infrastructure protection, and healthcare. Under the Consulting Agreement, Heartland will work with the Company to develop a strategy to raise the profile of CareView within the Department of Veteran Affairs and to raise awareness of the value that the Company’s offerings related to patient safety for veterans. A monthly fee of $10,000 is payable thereunder beginning immediately after the Company’s obtains GSA Approval and continuing for a period of twelve months thereafter unless extended by the parties. In addition, the Company was to issue to the consultant a five-year Warrant for the purchase of 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.51 per share. On November 13, 2012, the Company and the consultant signed a First Addendum to amend the language regarding the Warrant issuance. As such, the consultant is entitled to earn a Warrant during each successive ninety (90) period calculated from the first business day after receipt of GSA approval (or October 4, 2012) and continuing for the twelve (12) month period designated as the term of the Consulting Agreement, resulting in the issuance of four (4) Warrants to the consultant. The maximum aggregate number of shares that the consultant is entitled to receive under the Warrants is 1,000,000 shares. Each Warrant shall be issued at the end of each ninety (90) day period, the shares thereunder shall vest immediately upon issuance and the exercise price shall be equal to the ten (10) day average closing price of the Company’s Common Stock ending on the day before the issuance of each Warrant; provided, however, in no event shall the exercise price be lower than $1.25 per share not higher than $1.50 per share. Prior to the end of each ninety (90) day period, the consultant’s performance under the Consulting Agreement shall be evaluated by the Company. Thereafter, the number of shares to be granted under the Warrant for the respective ninety (90) day period shall be determined at the discretion of the Company’s management in conjunction with its Board of Directors. In the event the Consulting Agreement is terminated prior to the completion of the term thereof, the Company shall have no obligation to issue a Warrant to consultant for the respective ninety (90) day period during which the Agreement is terminated. GSA Approval was obtained on October 4, 2012 with the first $10,000 monthly fee paid immediately thereafter. On January 2, 2013, management of the Company determined that no Warrant would be issued for the first ninety-day period ending on January 2, 2013. On April 2, 2013, management of the Company determined that no Warrant would be issued for the second ninety-day period ending on April 2, 2013.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”) , and Dennis Langley (“Langley”), the Company entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, the Company agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The Warrants were valued on the date of the grant using their five (5) year term; volatility of 94.12%; risk free rate of 1.47%; and a dividend yield of 0%. The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the year ended December 31, 2010. The Company’s Board of Directors believes the Agreement is in the best interest of all the shareholders of the Company and has determined that it was not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, the Company executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however it does provide that the Company has the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. At March 31, 2013, based on actual revenue, the Company recorded a liability for the GII owner’s put of approximately $25,000 (the estimated fair value of the GII owner’s put). This liability is analyzed and updated quarterly, based on actual revenues. In an additional term in the GII Agreement with Langley, the Company agreed that an affiliate of Langley shall be granted a distribution and sales agreement for the Company’s products for government entities in the U.S. including, but not limited to, HHS, VA, DOD and state and local governments. Terms of the distribution agreement will be negotiated at a future date.

NOTE 13 – AGREEMENT WITH HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. On November 27, 2012, HMA notified the Company that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act and other economic concerns specifically, the fiscal cliff), they wanted to reduce their number of billable units to 1,050 from 3,096, a difference of 2,046. At March 31, 2013, the Company is still billing for 1,050 units and the 2,046 subject units remained installed in HMA hospitals. The contract between HMA and CareView remains in force through December 31, 2014. The Company continues to work with HMA to explore options to return the 2,046 subject units to billable unit status. However, no assurances can be made as to the outcome of the negotiations with HMA.

Accordingly, at December 31, 2012, the Company recorded a removal allowance liability of $28,000 and also impaired $415,000 of deferred installation costs related to the change in the status of billable units, which prior to the billing change, was accounted for as Other Assets and was being amortized ratably over the life of the contract with the HMA hospital. The Company did not have an accounts receivable balance with HMA at March 31, 2013 as HMA had paid their invoice timely. Billable revenue for HMA for the three months ended as of March 31, 2013 and 2012, was approximately $157,000 and $312,000, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (continued)

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

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the Notes into fully paid and non-assessable shares of Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes. The initial conversion rate is subject to adjustment upon the occurrence of stock splits, reverse stock splits, and similar capital events. Until the first anniversary of the issuance of the Notes, subject to certain exceptions, if the Company issues common shares at a price per share less than the conversion rate at the time, the conversion rate will be adjusted to the price at which the new shares were issued. If the Company issues shares at a price per share lower than the conversion rate following the first anniversary of the issuance of the Notes, then the conversion rate will be adjusted on a weighted average basis. This provision was removed as more fully described above. As of March 31, 2013, the underlying shares of the Company’s Common Stock related to the Convertible Debt totaled approximately 20,323,000 (after applying the Payment In Kind (“PIK”) for the period from April 21, 2011 through March 31, 2013).

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (continued)

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (continued)

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

At the time of the issuance of the New Senior Secured Convertible Notes to each of HealthCor Partners and HealthCor Hybrid, the underlying shares of the Company’s Common Stock totaled approximately 4,000,000. As of March 31, 2013, the underlying shares of the Company’s Common Stock related to the New Senior Convertible Notes totaled approximately 4,617,000 (after applying the Payment In Kind (“PIK”) for the period from January 31, 2012 through March 31, 2013).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (continued)

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge in accordance with ASC 470-20. The Company had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the Senior Convertible Notes and (ii) the New Senior Convertible Notes. Because the Senior Convertible Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind since reclassification qualifies under this accounting treatment. The full amount of the New Senior Convertible Notes and all accrued payment in kind interest also qualifies for this accounting treatment. At March 31, 2013, the Company recorded a BCF of $340,090 related to the PIK. At March 31, 2012, the Company recorded a BCF of $2,082,122 based on the difference between the contractual conversion rate and the current fair value of the Company's Common Shares at original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount, using the effect interest method, amortized to interest expense over the expected term of the notes (through April 2021 for the Senior Convertible Notes and through January 2022 for the New Senior Convertible Notes). The Company recorded an aggregate of $149,430 in interest expense for the three months ended March 31, 2013 related to this discount. The carrying value of the debt with HealthCor at March 31, 2013 approximates fair value as the interest rates used are those currently available to the Company and would be considered level 3 inputs under the fair value hierarchy.

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, the Company entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20 million revolving line of credit (expiring in June 2014 unless mutually extended.). The Revolving Line will provide the Company with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that the Company may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7.0% per annum at March 31, 2013 and 2012.

On January 15, 2013, the Company and the Banks entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” In conjunction with this amendment, amendments to the previously issued Warrants (detailed below) to the Banks were also made. The Warrant amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. On January 16, 2013, we borrowed $560,110 against the $20,000,000 Revolving Line leaving $19,439,890 available to the Company at March 31, 2013. All $19,439,890 would be available to the Company by using eligible customer contracts as collateral toward the amount borrowed.

After the payment of a $200,000 nonrefundable facility fee, to be shared equally by the Banks, the Agreement requires the Company to pay (i) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter and (ii) all reasonable expenses incurred by the Banks in connection with the Agreement, including reasonable attorneys’ fees and expenses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (continued)

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

Also, in connection with the Revolving Line, the Company issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of the Company’s Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The fair value of the Warrants at issuance was $1,535,714, with an additional $11,429 added pursuant to the Second Amendment, and has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the revolving line. During the three months ended March 31, 2013 and 2012, $133,538 and 131,633, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements. The Warrants have not been exercised.

NOTE 16 - SUBSEQUENT EVENTS

On April 2, 2013, the closing date of the Purchase Agreement (discussed in NOTE 3 – STOCKHOLDERS’ EQUITY), the Company sold (i) an aggregate of 6,220,000 shares of Common Stock for $0.495 per share and (ii) an aggregate of 2,500,000 shares under common stock purchase warrants for $0.01 per share (the “Warrants”) for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vest immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2013, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2012. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company maintains a website at www.care-view.com. The Company’s Common Stock trades on the OTCQB under the symbol “CRVW.”

Company Overview

CareView was incorporated in the State of California in July 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999. In October 2007, the Company changed its name to CareView Communications, Inc. and in November 2007, the Company changed its state of incorporation to Nevada.

CareView developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use data and patient monitoring system (the “CareView System®”). The CareView System runs on each hospital’s coaxial cable television network that provides television signals to patient room; consequently, CareView’s network does not need to run on or through the hospital’s specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company’s proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient’s quality of stay. There is no capital expenditure by a subscribing hospital as CareView provides all hardware and the installation of the CareView System in each room at no charge. Fees paid to CareView by each hospital consist of monthly service fees for each patient unit installed (one per subscribed bed) and an additional rate for each nursing station unit installed. Additional shared revenue generated from entertainment services (MovieView®, NetView®, PatientView®, and BabyView®) purchased directly by patient consumers, are split between the hospital and CareView per the terms of each contract. CareView is dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock. The healthcare market is influenced by a number of factors including, but not limited to:

●	Growing and Aging Population – The U.S. Census Bureau predicts that the majority of the U.S. “baby boom” population (28% of the total U.S. population) will begin to turn 65 between 2010 and 2020.
●	Consumer expectations for improved healthcare are increasing.
●	Effects of ObamaCare, which effects have not yet been able to be determined, and may or may not have a negative effect on our business.
●	Reimbursement and coverage of medical expenses by insurance companies and employers are on the decline resulting in patients having to contribute more money
●	Technology is giving rise to new clinical therapies to address an increased number of medical ailments to aid in earlier diagnosis and prevention of diseases.

In the next ten years, we believe the healthcare market will focus on early diagnosis, digitized patient information that can be accessed from numerous locations and “total solution” selling that contributed to healthcare productivity gains. A “paperless” hospital is an emerging trend. Digital patient records enable doctors to access patients’ records from various locations. In a digitized hospital, productivity is enhanced with instant access to patient test results and access to records. These developments lead to an increase in healthcare productivity where a higher number of patients can be cared for more efficiently by using advanced and faster diagnostic equipment for an earlier diagnosis and treatment. CareView is poised to play an important role as these trends progress. A major risk factor for CareView is the uncertainty surrounding proposed and potential governmental healthcare reform and its ultimate effect on the Company’s customers and potential customers.

Events During First Quarter

Second Amendment of Agreement with Comerica Bank and Bridge Bank National Association

On January 15, 2013, the Company and the Comerica Bank and Bridge Bank (the “Banks”) entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” This amendment triggered amendments to the Warrants issued to the Banks in that the exercise price was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. On January 16, 2013, we borrowed $560,110 against the Revolving Line.

March 2013 Offering

On March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement. On March 27, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of the Company’s Common Stock in a private offering. At the closing on April 1, 2013, the Company sold (i) an aggregate of 6,220,000 shares of common stock for $0.495 per share and (ii) and common stock purchase warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Warrants”) for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise. These shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The shares were issued directly by us and did not involve a public offering or general solicitation. The investors in the March 2013 Offering were “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sales or distribution thereof.

Cancellation of Options

During the three months ended March 31, 2013, Options to purchase an aggregate of 11,667 shares were cancelled due to the resignation of an employee.

Hospital Agreement and Pilot Update

The Company currently has six active Hospital Agreements with individual hospitals and two active Hospital Agreements with multi-hospital groups, which cover 58 billable hospitals with an aggregate billable bed count of approximately 2,342 at March 31, 2013. Of that number, there are 45 billable hospitals owned by Health Management Associates, Inc., eight billable hospitals owned by IASIS Healthcare, and five individual billable hospitals. The Company currently has extended proposals to fifteen (15) hospitals potentially leading to the opportunity to install and provide patient services for approximately 8,905 beds. The Company continues to evaluate and negotiate these opportunities.

Universal Health Services, Inc. (“UHS”)

On December 31, 2012 and January 2, 2013, the Company entered into Pilot Agreements with Universal Health Services, Inc. (“UHS”) for installation of the CareView System in two UHS facilities; namely, Spring Valley Hospital Medical Center and Desert Springs Hospital Medical Center. The term of both Pilot Agreements is three months with a mutual option for a 30-day extension. Per the request of UHS, the 3 month term does not commence until the hospital begins using the CareView System. Spring Valley Memorial Hospital went live on April 1, 2013 and Desert Spring Hospital Medical Center went live on April 16, 2013. Under the Pilot Agreements, CareView agrees to install its CareView System products and services including the SecureView, PhysicianView, NurseView, SitterView, GuestView, BedView, Virtual Bed Rails, and Virtual Chair Rails modules and the Fall Management Program. Both hospitals agree to specifically measure (i) the number of patient falls comparing those beds using the CareView System products and services and those not, (ii) the reduction in sitter costs and (iii) the impact on patient satisfaction. The success of the Pilot Agreements could lead to the opportunity to contract with UHS for approximately 5,900 beds.

General Services Administration

In February 2012, the Company filed an application with the U.S. General Services Administration to be included on its Multiple Award Schedule program through which CareView can provide its products and services to Veteran’s Administration (“VA”) medical facilities, Department of Defense (“DOD”) hospitals and other federal agencies. In October 2012, the Company was awarded GSA Schedule Contract #GS-07F-020AA to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The Company is in the process of securing contracts with individual VA facilities, however there can be no assurance that we will secure these contracts.

Agreement with IASIS

On November 29, 2011, the Company entered into a Pilot Agreement with IASIS Healthcare, a leading owner and operator of acute care hospitals in high-growth urban and suburban markets in seven states (“IASIS”). Under the Pilot Agreement, CareView ultimately installed 600 units in three hospitals located in Arizona and Texas for a six-month trial basis. Following the successful completion of the pilot, the Company entered into a Master Agreement with IASIS on December 1, 2012 initiating the CareView rollout in select beds throughout the rest of the IASIS system which includes 20 hospitals and more than 4,400 licensed beds. The contract specifically sets forth a minimum installation of 1,200 beds, and when combined with accompanying Nurse Stations, will allow the Company to invoice approximately $78,000 monthly once fully installed and trained. At March 31, 2013, the Company had 1,623 deployed units, 1,420 installed units and 937 billable units, respectively, at IASIS hospitals. Billable revenue recorded for IASIS for the quarter ended March 31, 2013 was approximately $148,000.

Agreement with HMA

On March 8, 2011, the Company entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. and (ii) CareView to provide the Primary Package and preferential pricing in exchange for the volume provided by HMA. On November 27, 2012, HMA notified the Company that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act in general and specifically, the fiscal cliff), HMA wanted to reduce their number of billable units to 1,050. Prior to this notification, 55 of the HMA hospitals generated 3,096 billable units. As an accommodation, the Company agreed to assist HMA in reaching its goals by reducing the number of billable units. Both the Company and HMA agreed to meet in the near term to discuss adding additional CareView products and services which will result in lowering HMA’s overall costs while bringing the 2,046 units back to billable status. The reduction in billable RCPs resulted in a corresponding revenue reduction of approximately $100,000 per month, which would have had a significant adverse future impact on the Company which has been partially mitigated as a result of the recent contract with IASIS (as outlined above). For the quarter ended March 31, 2013, HMA had 1,050 billable units and 2,046 units on stand-by remain pending potential reactivation. Billable revenue for HMA for the quarter ended March 31, 2013 was approximately $157,000.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three months ended March 31,
	2013	2012	Change
	(000’s)
Revenue	$361	$387	$(26)
Operating expenses	2,521	3,363	(842)
Operating loss	(2,160)	(2,976)	(816)
Other, net	(1,983)	(1,820)	163
Net loss	(4,143)	(4,796)	(653)
Net loss attributable to noncontrolling interest	(26)	(38)	(12)
Net loss attributed to CareView	$(4,117)	$(4,758)	$(641)

Revenue

The decrease in revenue of $26,000 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily a result of the reduction of billable units related to our HMA contracts and the removal of billable units at Hillcrest Medical Center (see NOTE 8 – JOINT VENTURE AGREEMENT in the accompanying condensed consolidated financial statements for more details) for approximately $176,000 offset by a $148,000 increase of billable units from IASIS.

Hospitals with billable units increased to 58 for the three months ended March 31, 2013 as compared to 40 for the comparable period for the prior year. Of the 58 hospitals with billable units on March 31, 2013, HMA and IASIS hospitals accounted for 45 and 8 of the total, respectively. Billable units (RCP’s and Nurse Stations) for all hospitals totaled 2,419 (2,342 and 77, respectively) on March 31, 2013 as compared to 2,887 (2,732 and 155, respectively) on March 31, 2012.

Operating Expenses

CareView’s principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2013	2012
Human resource costs, including non-cash compensation	45%	39%
Professional and consulting	10%	16%
Depreciation and amortization	15%	16%
Product deployment costs	10%	10%
Travel	9%	7%
Other	11%	12%

Operating expenses decreased by 24% as a result of the following items:

(000’s)
Increase in human resource costs	$28
Decrease in non-cash compensation (options and warrants)	(204)
Decrease in professional and consulting	(299)
Decrease in depreciation and amortization	(176)
Decrease in deployment costs	(112)
Decrease in travel	(29)
Decrease in all other, net	(50)
$(842)

The Company had 45 full time employees at March 31, 2013, as compared to 50 for the comparable prior year period. On average the Company had 46 employees for the three month period ended March 31, 2013 versus 47 for the comparable prior year period.

Non-cash compensation expense decreased as a result of reduced costs related to the fair value of warrants issued for services partially offset by the valuation of outstanding employee stock options for the comparable periods.

Professional and consulting fees decreased primarily as a result of reductions in accounting and legal fees. The higher legal fees in 2012 were the result of the Company closing on the funding provided by HealthCor on January 31, 2012. See NOTE 14 – HEALTHCOR AGREEMENT in the accompanying financial statements for more details.

The decrease in depreciation and amortization expense was primarily related to the full amortization of intellectual property and software purchase costs fully amortized at December 31, 2012.

The increase in travel and marketing expense was a direct result of increased activity associated with sales and marketing efforts related to growing our installed base as well as installation and training efforts related to supporting our existing install base.

Other, net

Other non-operating income and expense increased by $163,000 for the three months ended March 31, 2013 in comparison to the same period in 2012 as a result of an increase in interest expense totaling $161,000, primarily related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $26,000 net loss attributed to noncontrolling interests, CareView’s first quarter 2013 net loss of $4,117,000 decreased $641,000 (13%) as compared to the $4,758,000 net loss for the first quarter of 2012.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead and financing costs. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead, currently ranging from $500,000 to $600,000 per month. Our cash position at March 31, 2013 was approximately $7.6 million. We are required to maintain a minimum cash balance of $5 million pursuant to existing loan documents (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICABANK AND BRIDGE BANK). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank. In order to support current and future operations, on April 1, 2013, we sold 6,220,000 shares of our Common Stock and warrants to purchase 2,500,000 shares of our Common Stock in a private offering for an aggregate offering of $2,856,400, net of expenses. The proceeds from this private offering, as more fully described hereinabove, will enable the Company to continue to operate for the next twelve month period. With the combination of our aggressive sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we can meet our cash needs during 2013, can provide positive cash flow in the future, and can achieve future operating profitability by the end of the third quarter of 2013. As more fully described in NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to an additional $19.4 million by using eligible signed customer contracts as collateral toward the amount borrowed. The revolving credit line expires in June 2014 unless mutually extended. Should the revolving credit line expire prior to us having secured additional hospital contracts for which we could borrow money for the equipment, we may be unable to borrow sufficient funds in order to fully install the new hospital contracts. The Company believes it will achieve operating profitability with approximately 11,000 to 12,000 billable RCP units; however, due to conditions and influences out of the Company’s control including the current state of the national economy, the Company cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

We believe that we will achieve operating profitability; however, due to conditions and influences out of our control including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

We expect to continue to spend substantial amounts on research and development. Further, we may not have sufficient resources to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We can make no assurances that additional financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. For further discussion, see Part I, Item 1A “Risk Factors” in our Form 10-K for the year ended December 31, 2012 filed with the Commission on April 1, 2013.

As of March 31, 2013, CareView’s working capital was $5.5 million, our accumulated deficit was $69.4 million, and our stockholders’ equity was $0.7 million. Operating loss was $2.2 and 3.0 million for the quarters ended March 31, 2013 and 2012, respectively. Net loss attributable to CareView was $4.2, and $4.8 million for the quarters ended March 31, 2013 and 2012, respectively. Net cash outlays from operations and capital expenditures were $1.1 and $3.5 million for the quarters ended March 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2013.

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

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 for detailed explanations of its critical accounting estimates, which have not changed significantly during the three months ended March 31, 2013.

New Accounting Pronouncements

There have been no material changes to the Company’s significant accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including Samuel A. Greco, the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Anthony P. Piccin, the Company’s Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

CareView’s significant business risks are described in Part 1, Item 1A in our Form 10-K for year ended December 31, 2012 filed with the Commission on April 1, 2013, to which reference is made herein. Management does not believe that there have been any significant changes in the Company’s risk factors since that filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

March 2013 Offering

On March 1, 2013, we entered into a three-month exclusive placement agent agreement with Ladenburg Thalman for the purpose of selling shares of our Common Stock in a private placement. On March 27, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of the Company’s Common Stock in a private offering. At the closing on April 1, 2013, the Company sold (i) an aggregate of 6,220,000 shares of Common Stock for $0.495 per share and (ii) and common stock purchase warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Warrants”) for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise. These shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The shares were issued directly by us and did not involve a public offering or general solicitation. The investors in the March 2013 Offering were “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sales or distribution thereof.

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

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.89	11/07/11	Separation Agreement and General Release between the Company and John R. Bailey(7)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc.(12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/2011	Master Agreement with Health Management Associates, Inc. (15)
10.107	11/02/12	Release Agreement with Stephen Ecker(14)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.110	11/13/12	First Addendum to Consulting Agreement between the Company and Heartland Energy Partners, LLC(17)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/01/13	Subsidiaries of the Registrant(17)
31.1	05/10/13	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	05/10/13	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/10/13	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/10/13	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)
Filed as an exhibit to the Company’s quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 1, 2013.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 10, 2013

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer
Chief Accounting Officer
Principal Accounting Officer