Form 10-Q
period 2013-06-30
CareView Communications Inc
filed 2013-08-09
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

The number of shares outstanding of the Issuer’s Common Stock as of August 9, 2013 was 138,746,042.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,981,143	$5,413,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $80,235, respectively	251,911	367,742
Other current assets	204,928	194,592
Total current assets	6,437,982	5,976,182
Property and equipment, net of accumulated depreciation of $3,485,598 and $2,726,234, respectively	7,215,809	7,861,537
Other Assets:
Intangible assets, net of accumulated amortization of $2,783,199 and $2,772,772, respectively	219,129	208,974
Other assets	1,700,432	2,019,856
	1,919,561	2,228,830
Total assets	$15,573,352	$16,066,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$181,376	$166,373
Revolving line of credit	683,644	—
Notes payable, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Mandatorily redeemable equity in joint venture, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Accrued interest	98,061	59,872
Other current liabilities	873,836	802,528
Total current liabilities	2,724,065	1,849,945

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $16,961,908 and $17,791,104, respectively	15,187,263	12,439,154
Warrant liability	668,859	—
Lease liability, net of current portion	17,216	25,824
Total long-term liabilities	15,873,338	12,464,978
Total liabilities	18,597,403	14,314,923

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 138,746,042 and 132,526,042 issued and outstanding, respectively	138,746	132,526
Additional paid in capital	70,191,596	67,224,170
Accumulated deficit	(72,972,639)	(65,275,518)
Total CareView Communications Inc. stockholders' equity (deficit)	(2,642,297)	2,081,178
Noncontrolling interest	(381,754)	(329,552)
Total stockholders' equity (deficit)	(3,024,051)	1,751,626
Total liabilities and stockholders' equity (deficit)	$15,573,352	$16,066,549

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues, net	$560,587	$442,266	$921,417	$829,621

Operating expenses:
Network operations	558,734	665,021	1,293,087	1,477,445

General and administration	707,293	1,054,518	1,601,881	2,374,987

Sales and marketing	287,856	519,364	562,997	980,512

Research and development	222,600	241,905	463,316	459,282

Depreciation and amortization	395,904	538,491	771,988	1,090,268
Total operating expense	2,172,387	3,019,299	4,693,269	6,382,494

Operating loss	(1,611,800)	(2,577,033)	(3,771,852)	(5,552,873)

Other income and (expense):
Interest expense	(1,997,884)	(1,930,240)	(3,982,060)	(3,752,121)
Interest income	800	2,881	1,336	3,035
Other income	2,201	1,010	3,253	2,638
Total other income (expense)	(1,994,883)	(1,926,349)	(3,977,471)	(3,746,448)

Loss before taxes	(3,606,683)	(4,503,382)	(7,749,323)	(9,299,321)

Provision for income taxes	—	—	—	—

Net loss	(3,606,683)	(4,503,382)	(7,749,323)	(9,299,321)

Net loss attributable to noncontrolling interest	(26,423)	(45,604)	(52,202)	(84,033)

Net loss attributable to CareView Communications, Inc.	$(3,580,260)	$(4,457,778)	$(7,697,121)	$(9,215,288)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	138,677,691	132,086,376	135,618,860	131,932,859

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2013 TO JUNE 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2013	132,526,042	$132,526	$67,224,170	$(65,275,518)	$(329,552)	$1,751,626

Options granted as compensation	—	—	139,567	—	—	139,567

Warrants issued for services	—	—	23,764	—	—	23,764

Warrants issued for financing costs (revalued)	—	—	64,286	—	—	64,286

Beneficial conversion features for senior secured convertible notes	—	—	690,809	—	—	690,809

Sale of common stock, net of costs	6,220,000	6,220	2,049,000	—	—	2,055,220

Net loss	—	—	—	(7,697,121)	(52,202)	(7,749,323)

Balance, June 30, 2013	138,746,042	$138,746	$70,191,596	$(72,972,639)	$(381,754)	$(3,024,051)

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,749,323)	$(9,299,321)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	761,561	807,887
Amortization of intangible assets	10,427	282,381
Amortization of debt discount	1,585,981	1,685,521
Amortization of prepaid consulting costs	76,535	201,411
Amortization of installation costs	156,700	92,415
Amortization of deferred distribution/service costs	—	27,666
Amortization of deferred debt issuance costs	284,694	263,265
Interest incurred and paid in kind	1,918,913	1,645,063
Stock based compensation related to options granted	139,567	407,699
Stock based costs related to warrants issued for services	23,764	131,676
Change in value of warrant liability	(4,050)	—
Loss on disposal of assets	4,660	—
Changes in operating assets and liabilities:
Accounts receivable	115,831	(66,636)
Other current assets	(10,336)	77,588
Other assets	52,647	80,761
Accounts payable	15,003	(956,949)
Accrued expenses and other current liabilities	109,497	287,894
Other liabilities	(8,608)	—

Net cash flows used in operating activities	(2,516,537)	(4,331,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(120,493)	(520,593)
Payment for deferred installation costs	(186,866)	(375,802)
Patent and trademark costs	(20,582)	—

Net cash flows used in investing activities	(327,941)	(896,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net	2,728,129	—
Proceeds from notes payable and line of credit	683,644	5,000,000
Proceeds from exercise of options and warrants	—	20,635
Repayment of notes payable	—	(42,252)

Net cash flows provided by financing activities	3,411,773	4,978,383

Increase (decrease) in cash	567,295	(249,691)
Cash and cash equivalents, beginning of period	5,413,848	8,526,857
Cash and cash equivalents, end of period	$5,981,143	$8,277,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$75,112	$50,050

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing costs (revalued)	$64,286	$—

Beneficial conversion features for senior secured convertible notes	$690,809	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements

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

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to our significant accounting policies as summarized in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2012. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2013 was approximately $6.0 million. We are required to maintain a minimum cash balance $5 million pursuant to existing loan documents (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for more details). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank. In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. In order to support current and future operations, we closed a private offering on April 1, 2013 through which we sold an (i) an aggregate of 6,220,000 shares of Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share for an aggregate purchase price, net of expenses of $2,728,129. We expect that the proceeds from this private offering, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash need and will help us achieve future operating profitability.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN (Continued)

As more fully described in NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line under which we can borrow up to $19.3 million by using eligible signed customer contracts as collateral. At June 30, 2013, approximately $36,000 of eligible contracts was available for additional borrowings on the revolving credit line. This revolving credit line expires in June 2014 unless mutually extended.

We believe that we will achieve operating profitability; however, due to conditions and influences out of our control including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

On March 27, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of our Common Stock in a private offering. On April 1, 2013, the closing date of the Purchase Agreement, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Private Placement Warrants”) for an aggregate gross purchase price of approximately $3.1 million. The five-year Private Placement Warrants vest immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock and the 2,500,000 shares available for purchase under Warrants, were registered in a Form S-1 Registration Statement under the Securities Act of 1933 on May 4, 2013 (“Form S-1”). On May 9, 2013, the Form S-1 was deemed effective by the SEC.

As discussed below, the Private Placement Warrants are classified as liabilities and recorded at fair value at the date of issuance. The total proceeds received from the Private Placement were allocated between the Common Stock issued and the Private Placement Warrants based on the residual method. Accordingly, $672,909 was allocated to the Private Placement Warrants and $2,475,991 was allocated to stockholders’ equity upon issuance.

Warrants to Purchase Common Stock of the Company

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase shares of our Common Stock (“Warrant(s)”) (except warrants issued to HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “HealthCor Warrants”) and the Private Placement Warrants discussed more fully later in this paragraph). The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Stock Compensation (“ASC 718-10”). The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the HealthCor Warrants and the Private Placement Warrants were computed using the Binomial Lattice model, incorporating transaction

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrants to Purchase Common Stock of the Company (continued)

details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the round down provisions associated with the exercise price of the HealthCor Warrants and Private Placement Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.

As of June 30, 2013, Warrants outstanding (excluding the HealthCor Warrants) covered an aggregate of 24,793,851 shares of our Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.73 per share and a weighted average contractual life of 2.6 years. As of June 30, 2013, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants, totaled approximately $569,000.

Warrant Activity during the Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Company issued 2,500,000 Private Placement Warrants as discussed above. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our Common Stock or “downround” provisions. We have evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity. Based on this guidance, our management concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Warrants. We recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario. As of April 1, 2013, the date of issuance, we recorded the Warrant liability at $672,909 in the accompanying condensed consolidated financial statements. At June 30, 2013, the Warrants were re-valued with a fair value of $668,859 with the difference of $4,050 recorded as a reduction to non-cash costs in general and administration in the accompanying condensed consolidated financial statements. We also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $76,535 as non-cash costs in general and administration and (ii) $284,694 as interest expense.

On January 15, 2013, we entered into a Second Amendment of the Agreement (“Second Amendment”) in which Comerica Bank and Bridge Bank (the “Banks”) agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” In conjunction with this Second Amendment, the Warrants issued to the Banks were amended to reduce the exercise price from $1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. The Warrants were revalued in January and April 2013 resulting in $11,429 and $52,857 increases in fair value, respectively, both of which are amortized to interest expense using the effective interest method.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrant Activity during the Six Months Ended June 30, 2013 (continued)

During the six months ended June 30, 2013, we recorded a $23,764 charge to non-cash costs in the accompanying condensed consolidated financial statements as a result of the following agreement effective May 7, 2012. We entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock (see NOTE 11 – SERVICE AGREEMENTS for further details). Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrant was issued to a non-employee and contained specific vesting requirements, we followed ASC 505-50 Equity Based Payments to Non-Employees (“ASC-505-50”) which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or credit to income. Upon full vesting, and after applying ASC 505-50, the fair value of these Warrants totaled $124,720.

Warrant Activity during the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, we issued warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 2, 2012, we issued a five-year Warrant to an entity to purchase 50,000 shares of our Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share, all of which was recorded as non-cash compensation and (ii) on May 31, 2012, we entered into an addendum to a two year sales consulting agreement with an entity, wherein a portion of the compensation was paid through the issuance of a five-year Warrant to purchase 50,000 shares of our Common Stock (with a fair value of $52,300) at an exercise price of $1.55 per share; $4,358 was charged to expense and recorded as non-cash compensation and $47,942 as prepaid costs in other assets. We also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $27,666 as distribution/service costs in network operations, (ii) $249,353 as non-cash compensation in general and administration, and (iii) $263,265 as interest expense.

On January 16, 2012 and February 6, 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 400,000 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions thereof, the unaffiliated entity surrendered its right to receive 122,191 shares, resulting in an issuance to the entity of 277,809 shares of Common Stock. On January 19, 2012, two unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of our Common Stock at an aggregate exercise price of $20,635. On February 28, 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 450,000 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions thereof, the unaffiliated entity surrendered its right to receive 138,143 shares, resulting in an issuance of 311,857 shares of Common Stock.

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2013 and 2012, we did not grant any options to purchase shares of ours Common Stock (“Option(s)”). During the same six month periods, resulting from the resignation or termination of employees, Options for the purchase of 129,168 and 310,305 shares, respectively, were cancelled. During the six months ended June 30, 2013, Options for the purchase of 5,000 shares expired. No Options expired during the same period in 2012. As of June 30, 2013, 8,959,809 Options remained outstanding.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Options to Purchase Common Stock of the Company (continued)

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Granted	-0-	-0-
Exercised	-0-	-0-
Expired	(5,000)	$1.51
Cancelled	(129,168)	$1.06
Balance at June 30, 2013	8,959,809	$0.65	6.1	$399,963
Vested and Exercisable at June 30, 2013	7,876,474	$0.59	5.7	$399,963

The valuation methodology used to determine the fair value of the Options issued during the year was the Black-Scholes Model, an acceptable model in accordance with ASC 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the Options.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Risk-free interest rate	N/A	0.34%
Volatility	N/A	101.90%
Expected life	N/A	3
Dividend yield	N/A	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the Option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is a blended average of the historical volatility of peer entities whose stock prices were publicly available and our historical volatility during the available trading period, and is calculated using this blended average over a period equal to the expected life of the awards. We use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price.

Share-based compensation expense for Options recognized in our results for the three and six months ended June 30, 2013 ($41,416 and $139,567, respectively) and for the three and six months ended June 30, 2012 ($172,650 and $407,699, respectively) is based on awards granted, with expected forfeitures at 0%. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Options to Purchase Common Stock of the Company (continued)

At June 30, 2013, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $539,600, which is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:
	June 30, 2013	December 31, 2012
Prepaid expenses	$141,500	$130,825
Other current assets	63,428	63,767
TOTAL OTHER CURRENT ASSETS	$204,928	$194,592

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	June 30, 2013	December 31, 2012
Network equipment	$10,286,301	$10,170,480
Vehicles	132,382	136,082
Office equipment	121,345	119,830
Furniture	75,673	75,673
Test equipment	73,719	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,701,407	10,587,771
Less: accumulated depreciation	(3,485,598)	(2,726,234)
TOTAL PROPERTY AND EQUIPMENT	$7,215,809	$7,861,537

Depreciation expense for the six month periods ended June 30, 2013 and 2012 was $761,561 and $807,887, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:
	June 30, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$203,175	$9,311	$193,864
Computer software	46,220	20,955	25,265
Software development costs	2,002,933	2,002,933	-0-
Other intellectual property	750,000	750,000	-0-
TOTAL INTANGIBLE ASSETS	$3,002,328	$2,783,199	$219,129

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

	December 31, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$182,593	$6,525	$176,068
Other tangible assets	46,220	13,314	32,906
Software development costs	2,002,933	2,002,933	-0-
Other intellectual property	750,000	750,000	-0-
TOTAL INTANGIBLE ASSETS	$2,981,746	$2,772,772	$208,974

Amortization expense for the six month periods ended June 30, 2013 and 2012 was $10,427 and $282,381, respectively.

Other assets consist of the following:
	June 30, 2013
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,600,000	$1,030,614	$569,386
Deferred installation costs	989,904	370,221	619,683
Prepaid consulting	1,131,300	1,131,300	-0-
Deferred closing costs	556,712	348,918	207,794
Prepaid license fee	249,999	30,054	219.945
Security deposit	83,624	-0-	83,624
TOTAL OTHER ASSETS	$4,611,539	$2,911,107	$1,700,432

	December 31,2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$745,920	$789,794
Deferred installation costs	799,114	209,598	589,516
Deferred closing costs	516,050	247,413	268,637
Prepaid license fee	233,606	21,857	211,749
Security deposit	83,624	-0-	83,624
Prepaid consulting	1,131,300	1,054,764	76,536
Deferred distribution/service costs	166,000	166,000	-0-
TOTAL OTHER ASSETS	$4,465,408	$2,445,552	$2,019,856

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	June 30, 2013	December 31, 2012
Accrued taxes	$391,042	$360,587
Other accrued liabilities	482,794	441,941
TOTAL OTHER CURRENT LIABILITIES	$873,836	$802,528

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the six months ended June 30, 2013 and the additional losses expected for the remainder of 2013 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2013, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we will use funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)”).

Both we and Rockwell own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return”). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

The Project LLCs were within the scope of the variable interest entities (VIE) subsection of the FASB ASC and we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support. We consolidate the Project LLCs as we have the power to direct the activities and an obligation to absorb losses of the VIEs.

As additional consideration to Rockwell for providing the funding, we granted Rockwell 1,151,206 Warrants, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying condensed consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt, and recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $65,976 and $95,432 of the six month periods ended June 30, 2013 and 2012, respectively.

Hillcrest notified us of its desire to terminate its hospital agreement. This termination, effective January 27, 2012, resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. We incurred de-installation costs of approximately $3,000 for removing our equipment from the hospital premises.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

As of June 30, 2013, the Project LLCs’ indebtedness to Rockwell Holdings totaled approximately $981,000, including principal and interest. The Project Notes and Rockwell’s Preferential Returns, previously due in May 2013 (as relates to the CareView-Hillcrest, LLC) and August 2013 (as relates to the CareView-Saline, LLC), have been extended to December 31, 2013.

NOTE 10 – VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Assets
Cash	$577	$956
Receivables	5,041	5,221
Total current assets	5,618	6,177
Property, net	144,828	189,003
Total assets	$150,446	$195,180

Liabilities
Accounts payable	$109,583	$103,217
Notes payable, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Mandatorily redeemable interest, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Accrued interest	94,170	59,872
Other current liabilities	40,935	53,371
Total current liabilities	1,131,836	1,037,632
Total liabilities	$1,131,836	$1,037,632

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 is as follows:

	June 30, 2013	June 30, 2012

Revenue	$14,573	$49,220
Network operations expense	8,462	14,531
General and administrative expense	(9,101)	10,923
Depreciation	28,631	51,767
Total operating costs	27,992	77,221
Operating loss	(13,419)	(28,001)
Other income (expense)	(90,986)	(140,065)
Loss before taxes	(104,405)	(168,066)
Provision for taxes	-0-	-0-
Net loss	(104,405)	(168,066)
Net loss attributable to noncontrolling interest	(52,203)	(84,033)
Net loss attributable to CareView Communications, Inc.	$(52,202)	$(84,033)

NOTE 11 – SERVICE AGREEMENTS

Advisory Services Agreement

On May 7, 2012, we entered into an Advisory Services Agreement with an unrelated entity (the “Advisor”) under which the Advisor will provide services related to micro-cap market research and investor relations. The Agreement is for a term of 12 months and may be terminated by either party upon thirty (30) days written notice. Compensation for the Advisor includes a retainer of $5,000 per month payable in advance. In addition, we issued a five-year Common Stock Purchase Warrant for the purchase of 240,000 shares of our Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the Agreement and became fully vested on May 7, 2013. No Warrants have been exercised as of June 30, 2013.

Consulting Agreement

On April 29, 2012, as amended on November 13, 2012, we entered into a Consulting Agreement with Heartland Energy Partners (“Heartland” or the “Consultant”) to represent us and our products to the Department of Veteran Affairs. On May 1, 2013, we exercised our right to terminate the Consulting Agreement effective May 31, 2013 (the “Termination Date”).

Under the terms of the Consulting Agreement, we paid the Consultant a monthly fee of $10,000, payable beginning immediately after we obtained GSA Approval on October 4, 2012 and continuing through the Termination Date. Payments to Heartland totaled $80,000. In addition, the Consultant was entitled to earn Warrants to purchase shares of our Common Stock (the “Consulting Warrants”) during each successive ninety (90) period calculated from the first business day after receipt of GSA approval and continuing for the 12 month period designated as the term of the Consulting Agreement, which would result in the issuance of four (4) Consulting Warrants (totaling a maximum of 1,000,000 shares). On January 2, 2013 and April 2, 2013, our

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SERVICE AGREEMENTS (Continued)

Consulting Agreement (continued)

management determined that no Consulting Warrants would be issued for the first and second ninety-day periods ending on January 2, 2013 and April 2, 2013, respectively, and with the termination of the Consulting Agreement, we have no further obligation to issue Consulting Warrants.

NOTE 12 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

On August 20, 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (“Subscription Agreement”) with an entity known as T2 Consulting, LLC (“T2”), and the principals of T2, namely Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”) , and Dennis Langley (“Langley”), we entered into a Revocation and Substitution Agreement with T2, Thompson, Murphy and Langley (the “Agreement”). In exchange for the revocation of the Subscription Agreement by T2, Thompson, Murphy and Langley, we agreed to issue to each of Thompson, Murphy, and Langley a five-year Common Stock Purchase Warrant (“Warrant”) to purchase 1,000,000 shares of our Common Stock at an exercise price of $1.00 per share. The valuation methodology used to determine the fair value of the Warrants issued was the Black-Scholes Model, and accordingly calculated a fair value of $4,080,000 and reported as contract modification expense in general and administration during the year ended December 31, 2010. Our Board of Directors believes the Agreement is in the best interest of all of our shareholders and has determined that it was not necessary to obtain a ‘fairness’ opinion from an independent third-party.

As additional consideration for the revocation of the Subscription Agreement, we executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley dated August 20, 2010. The GII Agreement does not have a termination date; however, it does provide that we have the right to acquire the GII of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that Thompson, Murphy and Langley each have the right to require that their respective GII be purchased by the Company any time from September 1, 2011 until December 31, 2015. At June 30, 2013, we recorded a liability for the GII owner’s put of approximately $27,000 (the estimated fair value of the GII owner’s put).

NOTE 13 – AGREEMENT WITH HMA

On March 8, 2011, we entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation (“HMA”). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) for us to provide the Primary Package of the CareView System and preferential pricing in exchange for the volume provided by HMA. On November 27, 2012, HMA notified us that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act and other economic concerns specifically, the fiscal cliff), they wanted to reduce their number of billable units to 1,050 from 3,096, a difference of 2,046. At June 30, 2013, we are still billing for 1,050 units and the 2,046 subject units remained installed in HMA hospitals. The contract between HMA and CareView remains in force through December 31, 2014. We continue to work with HMA to explore options to return the 2,046 subject units to billable unit status as well as provide incremental services that HMA is not taking advantage of today. However, no assurances can be made as to the outcome of the negotiations with HMA.

We did not have an accounts receivable balance with HMA at June 30, 2013 as HMA had paid their invoice timely. Billable revenue for HMA for the six months ended as of June 30, 2013 and 2012 was approximately $314,700 and $684,000, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”). Pursuant to the Purchase Agreement, we sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to purchase an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price per share equal to $1.40 per share to the Investors (collectively the “HealthCor Warrants”).

On December 30, 2011, we and the Investors entered into a Note and Warrant Amendment Agreement (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement in order to modify the Investors’ right to restrict certain equity issuances; and (b) amend the 2011 HealthCor Notes and the HealthCor Warrants, in order to eliminate certain anti-dilution provisions.

So long as no event of default has occurred and is continuing, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”), at the rate of 12.5% per annum, compounding quarterly (the “First Five Year Interest Rate”) and from April 21, 2016 to April 20, 2021 (the “Second Five Year Note Period”), at a rate of 10% per annum, compounding quarterly (the “Second Five Year Interest Rate”). Interest accrued during the First Five Year Note Period, shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the First Five Year Interest Rate and during the Second Five Year Note Period at the Second Five Year Interest Rate. Interest accruing during the Second Five Year Note Period may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the Second Five Year Interest Rate.

From and after the date any event of default occurs, the First Five Year Interest Rate or the Second Five Year Interest Rate, whichever is then applicable, shall be increased by five percent (5%) per annum. The Investors have the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2013, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 20,957,909.

On January 9, 2012, we entered into a Binding Term Sheet with HealthCor Partners Management, L.P., on behalf of certain affiliated funds (collectively, “HCP”) regarding the issuance by us to HCP of a $5,000,000 Senior Convertible Note(s). To that end, on January 31, 2012, we entered into the Second Amendment to Note and Warrant Purchase Agreement with the Investors (the “Second Amendment”) amending the Purchase Agreement, and issued the additional Senior Convertible Notes to the Investors, each as described below.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (Continued)

Concurrent with the execution of the Second Amendment, we issued and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. So long as no event of default has occurred and is continuing, the outstanding principal balances of the 2012 HealthCor Notes accrue interest as follows: (i) during years 1-5, interest shall accrue at the rate of 12.5% per annum, compounding quarterly and be added to the outstanding principal balances of the 2012 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest accordingly; (ii) during years 6-10, interest shall accrue at the rate of 10.0% per annum, compounding quarterly and may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2012 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest accordingly; and (iii) notwithstanding the foregoing, during the existence of an event of default, the then applicable interest rate will be increased by 5%. In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.

At any time after January 31, 2012, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of June 30, 2013, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 4,761,400.

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge in accordance with ASC 470-20. We had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes and (ii) the 2012 HealthCor Notes. Because the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. The full amount of the 2012 HealthCor Notes and all accrued payment in kind interest also qualifies for this accounting treatment. At June 30, 2013, we recorded a BCF of $690,809 related to the PIK. At June 30, 2012, we recorded a BCF of $2,392,223 based on the difference between the contractual conversion rate and the current fair value of our Common Shares at original issuance date. These amounts are based on the difference between the contractual conversion rate and the fair value of our Common Shares at original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the expected term of the notes (through April 2021 for the 2011 HealthCor Notes and through January 2022 for the 2012 HealthCor Notes). We recorded an aggregate of $307,515 and $196,785 in interest expense for the six months ended June 30, 2013 and June 30, 2012, respectively, related to this discount. The carrying value of the debt with HealthCor at June 30, 2013 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Agreement” or the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20 million revolving line of credit (expiring in June 2014 unless mutually extended.). The Revolving Line will provide us with capital, inter alia, to purchase equipment and perform installations pursuant to newly signed contracts that we may execute in the future with certain healthcare providers. The borrowings under the Agreement will bear interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7% per annum at June 30, 2013 and 7.0% per annum at June 30, 2012.

On January 15, 2013, we entered into a Second Amendment of the Agreement with the Banks in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” In conjunction with this amendment, amendments to the previously issued Warrants (detailed below) to the Banks were also made. The Warrant amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. On January 16 and June 5, 2013, we borrowed $560,110 and $123,534, respectively, against the $20,000,000 Revolving Line. At June 30, 2013, approximately $19.3 million was available to us by using eligible customer contracts as collateral. Approximately $36,000 of eligible contracts was available for additional borrowings on the revolving credit line as of June 30, 2013.

After the payment of a $200,000 nonrefundable facility fee, to be shared equally by the Banks, the Agreement requires us to pay (i) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter and (ii) all reasonable expenses incurred by the Banks in connection with the Agreement, including reasonable attorneys’ fees and expenses.

The Agreement requires us to maintain our primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of our investment accounts with the Banks or their affiliates, unless our cash falls below $5 million, in which case we must maintain all our cash with the Banks. The Agreement also requires us to maintain a fixed charge coverage ratio of at least 5.01 to 1.00. The credit facility also contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, our ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

The credit facility contains customary events of default including, among other things, non-payment, inaccurate representations and warranties, violation of covenants, events that constitute a material adverse effect and cross-defaults to other indebtedness. Upon an occurrence of an event of default, we shall pay interest on the outstanding principal balance of five percent (5%) above the otherwise applicable interest rate, and the Banks may accelerate the loan.

Pursuant to and in connection with the Agreement, we granted the Banks a security interest in all of our assets, including our intellectual property pursuant to an Intellectual Property Security Agreement, and pledged our ownership interests in our subsidiaries and certain joint ventures. Pursuant to and in connection with the Agreement, we entered into a Subordination Agreement with our existing convertible note holders, HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

Also, in connection with the Revolving Line, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.40 per share and expire on August 31, 2018. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the revolving line. During the three and six months ended June 30, 2013, $151,156 and $284,694, respectively, and during the three and six months ended June 30, 2012, $131,632 and $263,265, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements. The Warrants have not been exercised at June 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2013, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2012. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report"), the terms "we," "us," "our," "CareView," or "our  Company" refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Nevada limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries") and our LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities ("VIEs") in which we exercise control and are deemed the Primary Beneficiary (collectively known as the "Company's LLCs").

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol "CRVW."

Company Overview

CareView was incorporated in the State of California in July 1997 under the name Purpose, Inc., changing its name to Ecogate, Inc. in April 1999.  In October 2007, the Company's name was changed to CareView Communications, Inc. and in November 2007, the Company's state of incorporation was changed to Nevada.

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry by specializing in bedside video monitoring, archiving and patient care documentation systems and patient entertainment services. Through the use of telecommunications technology and the Internet, our products and on-demand services will greatly increase the access to quality medical care and education for both consumers and healthcare professionals. We offer the next generation of patient care through our unique data and patient monitoring system that connects patients, families and healthcare professionals (the "CareView System®"). Our proprietary, high-speed data network system may be deployed throughout a healthcare facility to provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient's quality of stay.  Through continued investment in patient care technology, we are helping hospitals and assisted living facilities build a safe, high quality healthcare delivery system that best serves the patient, while striving for the highest level of patient satisfaction and comfort.  We are dedicated to working with all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.  The healthcare market is influenced by a number of factors including, but not limited to:

●	The U.S. Census Bureau's prediction of a growing and aging U.S. population wherein the majority of the "baby boom" population (28% of the total U.S. population) will begin to turn 65 between 2010 and 2020.
●	An increase in consumer expectations for improved healthcare.
●	The effects of The Patient Protection and Affordable Care Act ("ObamaCare" or Affordable Care Act"), which effects have yet to be determined, and may or may not have a negative effect on our business.
●	The decline of reimbursement and coverage of medical expenses by insurance companies and employers resulting in patients having to contribute more money toward their personal care.
●	Technological advancements that are giving rise to new clinical therapies to address an increased number of medical ailments to aid in the earlier diagnosis and prevention of diseases.

In the next ten years, we believe the healthcare market will focus on earlier diagnoses, digitized patient information accessible from numerous locations and "total solution" selling that contributed to healthcare productivity gains.  Due to an infusion of federal funding, the number of U.S. hospitals going digital has tripled since 2010 representing approximately 44% of hospitals in 2012.  Recent studies indicate that practitioners are now heavily dependent on tablets with 66% using them since 2012, up from 45% just a year earlier.  In a digitized hospital, productivity is enhanced with instant access to patient test results and access to records.  These developments lead to an increase in healthcare productivity where a higher number of patients can be cared for more efficiently by using more advanced diagnostic equipment to provide an earlier diagnosis and treatment. We are poised to play an important role as these trends progress. A major risk factor for us is the uncertainty surrounding proposed and potential governmental healthcare reform and its ultimate effect on our customers and potential customers.

Events Occurring During Second Quarter

Second Amendment of Agreement with Comerica Bank and Bridge Bank National Association

On January 15, 2013, we entered into a Second Amendment of the Agreement with the Banks in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts." This amendment triggered amendments to the Warrants issued to the Banks in that the exercise price was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged.  On January 16 and June 5, 2013, we borrowed $560,110 and $123,534, respectively, against the Revolving Line. At June 30, 2013, approximately $19.3 million was available to us by using eligible customer contracts as collateral. At June 30, 2013, approximately $36,000 of eligible contracts was available for additional borrowings on the revolving credit line.

Securities Purchase Agreement

On March 27, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with multiple investors relating to the issuance and sale of our Common Stock in a private offering.  At the closing on April 1, 2013, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) and Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the "Warrants") for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise. These shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The shares were issued directly by us and did not involve a public offering or general solicitation. The investors in the March 2013 Offering were "accredited investors" as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sales or distribution thereof.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock and the 2,500,000 shares available for purchase under Warrants, were registered in a Form S-1 Registration Statement under the Securities Act of 1933 on May 4, 2013 ("Form S-1").  On May 9, 2013, the Form S-1 was deemed effective by the SEC.

Cancellation of Options

During the six month period ended June 30, 2013, Options to purchase an aggregate of 117,501 shares were cancelled due to the resignation or termination of employees. During the same period, an Option for the purchase of 5,000 shares expired.

Hospital Agreement and Pilot Update

We currently have seven active Hospital Agreements with individual hospitals and two active Hospital Agreements with multi-hospital groups, which cover 63 billable hospitals with an aggregate billable bed count of approximately 2,814 at June 30, 2013. Of that number, there are 45 billable hospitals owned by Health Management Associates, Inc., 12 billable hospitals owned by IASIS Healthcare, and six individual billable hospitals. We currently have extended proposals to fifteen (15) hospitals potentially leading to the opportunity to install and provide patient services for approximately 8,900 beds.  We continue to evaluate and negotiate these opportunities.

Universal Health Services, Inc. ("UHS")

We entered into Pilot Agreements with Universal Health Services, Inc. ("UHS") for installation of the CareView System in two UHS facilities; namely, Spring Valley Hospital Medical Center and Desert Springs Hospital Medical Center.  The term of both Pilot Agreements is three months with a mutual option for a 30-day extension.  Per the request of UHS, the 3-month term would not commence until the hospitals began using the CareView System.  Spring Valley Memorial Hospital went live on April 1, 2013 and Desert Spring Hospital Medical Center went live on April 16, 2013.  Under the Pilot Agreements, we agreed to install our CareView System products and services including the SecureView, PhysicianView, NurseView, SitterView, GuestView, BedView, Virtual Bed Rails, and Virtual Chair Rails modules and the Fall Management Program.  Both hospitals agree to specifically measure (i) the number of patient falls comparing those beds using the CareView System products and services and those not, (ii) the reduction in sitter costs and (iii) the impact on patient satisfaction. The success of the Pilot Agreements could lead to the opportunity to contract with UHS for approximately 5,900 beds.

General Services Administration

In February 2012, we filed an application with the U.S. General Services Administration to be included on its Multiple Award Schedule program through which we can provide our products and services to Veteran's Administration ("VA") medical facilities, Department of Defense ("DOD") hospitals and other federal agencies. In October 2012, we were awarded GSA Schedule Contract #GS-07F-020AA to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds.  We currently have proposals extended to five individual VA facilities; however, there can be no assurance that we will secure these contracts.

Agreement with IASIS

We entered into a Master Agreement with IASIS on December 1, 2012 initiating the rollout of our CareView System in select beds throughout the rest of the IASIS system which includes 20 hospitals and more than 4,400 licensed beds.  The contract specifically sets forth a minimum installation of 1,200 beds and accompanying Nurse Stations.   At June 30, 2013, we had 1,472 deployed units, 1,419 installed units and 1,332 billable units, respectively, at IASIS hospitals. Billable revenue recorded for IASIS for the quarter ended June 30, 2013 was approximately $286,700.

Agreement with HMA

We entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA").  Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its approximately 66 hospitals across the U.S. and (ii) for us to provide the Primary Package of the CareView System including preferential pricing in exchange for the volume provided by HMA.  On November 27, 2012, HMA notified us that due to a variety of budgetary concerns they wanted to reduce their number of billable units to 1,050 from 3,096, a difference of 2,046. For the quarter ended June 30, 2013, HMA had 1,050 billable units and the 2,046 units remained installed in HMA hospitals. The HMA contract terminates on December 31, 2014.  We continue to work with HMA to explore options to return the 2,046 subject units to billable unit status as well as to provide incremental services that HMA is not taking advantage of today; however, no assurances can be made as to the outcome of the negotiations with HMA. Billable revenue for HMA for the quarter ended June 30, 2013 was approximately $157,300.

Service Agreements

Consulting Agreement with Heartland

On April 29, 2012, as amended on November 13, 2012, we entered into a Consulting Agreement with Heartland Energy Partners ("Heartland" or the “Consultant”) to represent us and our products to the Department of Veteran Affairs.  We paid the Consultant a monthly fee of $10,000 beginning on October 4, 2012 and the Consultant was eligible to earn Warrants for the purchase of a maximum of 1,000,000 shares. On May 1, 2013, we exercised our right to terminate the Consulting Agreement effective May 31, 2013. The final monthly fee was paid on May 1, 2013; however, no Warrants were ever earned or issued.

Joint Venture Agreement with Rockwell Holdings

On November 16, 2009, we entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability ("Rockwell").  Under the terms of the Rockwell Agreement, we agreed to use funds from Rockwell to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma ("Hillcrest") and Saline Memorial Hospital in Benton, Arkansas ("Saline") (the "Project Hospital(s)"). The Project Notes and Rockwell's Preferential Returns, previously due in May 2013 (as related to Hillcrest) and August 2013 (as related to Saline), have been extended to December 31, 2013.  As of June 30, 2013, we had made 184 installations of which 82 units are billable. As of June 30, 2013, the Project LLCs' indebtedness to Rockwell totaled approximately $981,000, including principal and interest.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

	Three months ended June 30,
	2013	2012	Change
	(000’s)
Revenue	$560	$443	$117
Operating expenses	2,170	3,019	(849)
Operating loss	(1,610)	(2,576)	966
Other, net	(1,996)	(1,927)	(69)
Net loss	(3,606)	(4,503)	897
Net loss attributable to noncontrolling interest	(26)	(46)	20
Net loss attributed to CareView	$(3,580)	$(4,457)	$877

Revenue

The increase in revenue of $117,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was due to the net effect of an increase of billable units at the twelve IASIS hospitals for $287,000 less the decreased billable revenue of $218,300 from the reduction of HMA billable units as well as a one-time catch up invoice to Providence Hospital for $45,000 due to contract revision and renegotiations.

Hospitals with billable units increased to 63 for the three months ended June 30, 2013 as compared to 49 for the comparable period for the prior year.  Of the 63 hospitals with billable units on June 30, 2013, HMA and IASIS hospitals accounted for 45 and 12 of the total, respectively.  Billable units (RCP’s and Nurse Stations) for all hospitals totaled 2,917 (2,814 and 103, respectively) on June 30, 2013 as compared to 3,441 (3,418 and 23, respectively) on June 30, 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2013	2012
Human resource costs, including non-cash compensation	45%	44%
Professional and consulting	9%	11%
Depreciation and amortization	18%	18%
Product deployment costs	5%	7%
Travel	10%	8%
Other	13%	12%

Operating expenses decreased by 28% as a result of the following items:

(000’s)
Decrease in human resource costs	$(56)
Increase in non-cash compensation (options and warrants)	(301)
Decrease in professional and consulting	(139)
Decrease in depreciation and amortization	(143)
Decrease in deployment costs	(103)
Decrease in travel	(35)
Decrease in all other, net	(72)
$(849)

We had 42 full time employees at June 30, 2013, as compared to 50 for the comparable prior year period which is the primary reason for the reduction in human resource costs.

Non-cash compensation expense decreased as a result of reduced costs related to the fair value of warrants issued for services for the comparable periods.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements and a reduction in legal fees.

The decrease in depreciation and amortization expense was primarily related to the full amortization of intellectual property and software purchase costs fully amortized at December 31, 2012.

The decrease in deployment costs is primarily the result of a reduction in expenditures related to product maintenance and repair as compared to the prior period.

The decrease in travel related expenses is a direct result of the reduction in specific headcount related to customer support and sales related functions.

Other, net

Other non-operating income and expense increased by $68,000 for the three months ended June 30, 2013 in comparison to the same period in 2012, primarily a result of the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $26,000 net loss attributed to noncontrolling interests, our second quarter of 2013 net loss of $3,580,000 decreased $877,000 (or 20%) as compared to the $4,457,000 net loss for the second quarter of 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

	Six months ended June 30,
	2013	2012	Change
	(000’s)
Revenue	$921	$830	$91
Operating expenses	4,691	6,382	(1,691)
Operating loss	(3,770)	(5,552)	1,782
Other, net	(3,979)	(3,747)	(232)
Net loss	(7,749)	(9,299)	1,550
Net loss attributable to noncontrolling interest	(52)	(84)	32
Net loss attributed to CareView	$(7,697)	$(9,215)	$1,518

Revenue

The increase in revenue of $91,000 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily a result of the reduction of billable units related to our HMA contracts and the removal of billable units at Hillcrest (see NOTE 8 – JOINT VENTURE AGREEMENT in the accompanying condensed consolidated financial statements for more details) for approximately $386,800 offset by a $434,800 increase of billable units from IASIS and a one-time catch up invoice of $45,000 to Providence hospital related to contract revision and renegotiations.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2013	2012
Human resource costs, including non-cash compensation	45%	41%
Professional and consulting	9%	14%
Depreciation and amortization	16%	17%
Product deployment costs	7%	9%
Travel	9%	8%
Other	14%	11%

Operating expenses decreased by 26% as a result of the following items:

(000’s)
Decrease in human resource costs	$(28)
Increase in non-cash compensation (options and warrants)	(505)
Decrease in professional and consulting	(438)
Decrease in depreciation and amortization	(318)
Decrease in deployment costs	(215)
Decrease in travel	(64)
Decrease in all other, net	(123)
$(1,691)

As previously mentioned, we had 42 full time employees at June 30, 2013, as compared to 50 for the comparable prior year period.  On average, we had 45 employees for the six month period ended June 30, 2013 as compared to 50 for the comparable prior year period.

Non-cash compensation expense decreased as the result of reduced costs related to the fair value of warrants issued for services for the comparable periods.

Professional and consulting fees decreased in the current period as a result of the termination of several agreements.  Legal fees in the current period were significantly less due to the higher legal fees incurred in 2012 related to our closing on the funding provided by HealthCor on January 31, 2012 (see NOTE 14 – HEALTHCOR AGREEMENT in the accompanying condensed consolidated financial statements for more details).

The decrease in depreciation and amortization expense was primarily related to the full amortization of intellectual property and software purchase costs fully amortized at December 31, 2012.

As previously mentioned, the decrease in travel expense is a direct result of the reduction in specific headcount related to customer support and sales related functions on a year to date basis.

As previously mentioned, the decrease in deployment costs is primarily the result of a reduction in expenditures related to product maintenance and repair as compared to the prior period.

Other, net

Other non-operating income and expense increased by $230,000 for the six months ended June 30, 2013 in comparison to the same period in 2012, primarily a result of the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $52,000 net loss attributed to noncontrolling interests, our net loss for the six months ended June 30, 2013 of $7,697,000 decreased $1,518,000 (or 16%) as compared to the $9,215,000 net loss for the same period in 2012.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead and financing costs.  We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead, currently ranging from $400,000 to $500,000 per month.  Our cash position at June 30, 2013 was approximately $6.0 million.  We are required to maintain a minimum cash balance of $5 million pursuant to existing loan documents (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK in the accompanying condensed consolidated financial statements for more details). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank.  In order to support current and future operations, on April 1, 2013, we sold 6,220,000 shares of our Common Stock and Warrants to purchase 2,500,000 shares of our Common Stock in a private offering for $2,728,129, net of expenses. The proceeds from this private offering, as more fully described hereinabove, will provide for continued operations for the next twelve month period. With the combination of our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we will meet our cash needs during the next twelve months and will provide positive cash flow in the future.   We have an additional financial resource with the Comerica/Bridge Bank revolving credit line (see NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK in the accompanying condensed consolidated financial statements for more details). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to $19.3 million by using eligible signed customer contracts as collateral.  At June 30, 2013, approximately $36,000 of eligible contracts was available for additional borrowings on the revolving credit line. The revolving credit line expires in June 2014 unless mutually extended. Should the revolving credit line expire prior to us having secured additional hospital contracts for which we could borrow money for the equipment, we may be unable to borrow sufficient funds in order to fully install the new hospital contracts.  We believe that we will achieve operating profitability with approximately 11,000 to 12,000 billable RCP units; however, due to conditions and influences out of our control including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

We expect to continue to spend substantial amounts on research and development.  Further, we may not have sufficient resources to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners.  We can make no assurances that additional financing will be available on favorable terms or at all.  Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.  For further discussion, see Part I, Item 1A "Risk Factors" in our Form 10-K for the year ended December 31, 2012 filed with the Commission on April 1, 2013.

As of June 30, 2013, our working capital was $4.4 million, our accumulated deficit was $73.6 million, and our stockholders’ deficit was $3.0 million.  Operating loss was $5.4 and $6.4 million for the six months ended June 30, 2013 and 2012, respectively. Our net loss was $8.4 and $9.2 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash outlays from operations and capital expenditures were $2.8 and $5.2 million for the six months ended June 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, clinical sites, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of June 30, 2013.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on April 1, 2013 for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2013.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note B of our Annual Report on Form 10-K for the year ended December 31, 2012.  We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, with the participation of our management, including Samuel A. Greco, our Chief Executive Officer ("CEO") (our principal executive officer) and Anthony P. Piccin, our Chief Financial Officer ("CFO") (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Our significant business risks are described in Part 1, Item 1A in our Form 10-K for year ended December 31, 2012 filed with the Commission on April 1, 2013, to which reference is made herein.  Our management does not believe that there have been any significant changes in our risk factors since that filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

March 2013 Offering

On March 27, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with multiple investors relating to the issuance and sale of our Common Stock in a private offering.  At the closing on April 1, 2013, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) and Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the "Warrants") for an aggregate purchase price of approximately $3.1 million. The five-year Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise. These shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The shares were issued directly by us and did not involve a public offering or general solicitation. The investors in the March 2013 Offering were "accredited investors" as that term is defined in Rule 501 of Regulation D and acquired the shares for investment only and not with a present view toward, or for resale in connection with, the public sales or distribution thereof.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock and the 2,500,000 shares available for purchase under Warrants, were registered in a Form S-1 Registration Statement under the Securities Act of 1933 on May 4, 2013 ("Form S-1").  On May 9, 2013, the Form S-1 was deemed effective by the SEC.

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

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)

10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11
Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc.(12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/2011	Master Agreement with Health Management Associates, Inc. (15)

10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.110	11/13/12	First Addendum to Consulting Agreement between the Company and Heartland Energy Partners, LLC(17)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)*
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/01/13	Subsidiaries of the Registrant(17)
31.1	08/09/13	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	08/09/13	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	08/09/13	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	08/09/13	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to the Company's Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.
(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.
(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.
(11)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)
Filed as an exhibit to the Company's quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013.  Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on April 1, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     August 9, 2013

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

By:	/s/ Anthony P. Piccin
Anthony P. Piccin
Chief Financial Officer
Chief Accounting Officer
Principal Accounting Officer