Form 10-Q
period 2013-09-30
CareView Communications Inc
filed 2013-11-08
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission File No. 000-54090

CAREVIEW COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4659068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 State Highway 121, Suite B-240, Lewisville, TX 75067	(972) 943-6050
(Address of principal executive offices)	(Registrant’s Telephone Number)

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 8, 2013 was 138,753,397.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,120,139	$5,413,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $80,235, respectively	272,464	367,742
Other current assets	298,215	194,592
Total current assets	5,690,818	5,976,182
Property and equipment, net of accumulated depreciation of $3,855,568 and $2,726,234, respectively	6,775,419	7,861,537
Other Assets:
Intangible assets, net of accumulated amortization of $2,790,087 and $2,772,772, respectively	236,891	208,974
Other assets	1,505,059	2,019,856
	1,741,950	2,228,830
Total assets	$14,208,187	$16,066,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$262,868	$166,373
Revolving line of credit	982,255	—
Notes payable, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Mandatorily redeemable equity in joint venture, net of
debt discount of $0 and $32,988, respectively	443,574	410,586
Accrued interest	110,349	59,872
Other current liabilities	863,839	802,528
Total current liabilities	3,106,459	1,849,945

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $16,588,701 and $17,791,104, respectively	16,565,132	12,439,154
Warrant liability	579,246	—
Lease liability, net of current portion	12,912	25,824
Total long-term liabilities	17,157,290	12,464,978
Total liabilities	20,263,749	14,314,923

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 138,753,397 and 132,526,042 issued and outstanding, respectively	138,753	132,526
Additional paid in capital	70,566,505	67,224,170
Accumulated deficit	(76,381,931)	(65,275,518)
Total CareView Communications Inc. stockholders' equity (deficit)	(5,676,673)	2,081,178
Noncontrolling interest	(378,889)	(329,552)
Total stockholders' equity (deficit)	(6,055,562)	1,751,626
Total liabilities and stockholders' equity (deficit)	$14,208,187	$16,066,549

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues, net	$552,935	$542,010	$1,474,352	$1,371,631

Operating expenses:
Network operations	608,925	480,023	1,902,012	1,957,468
General and administration	617,723	991,609	2,219,604	3,366,596
Sales and marketing	191,139	599,333	754,136	1,579,845
Research and development	178,547	202,032	641,863	661,314
Depreciation and amortization	379,388	532,515	1,151,376	1,622,783
Total operating expense	1,975,722	2,805,512	6,668,991	9,188,006

Operating loss	(1,422,787)	(2,263,502)	(5,194,639)	(7,816,375)

Other income and (expense):
Interest expense	(1,984,653)	(1,951,839)	(5,966,713)	(5,703,960)
Interest income	671	1,343	2,007	4,378
Other income	342	2,768	3,595	5,406
Total other income (expense)	(1,983,640)	(1,947,728)	(5,961,111)	(5,694,176)

Loss before income taxes	(3,406,427)	(4,211,230)	(11,155,750)	(13,510,551)

Provision for income taxes	—	—	—	—

Net loss	(3,406,427)	(4,211,230)	(11,155,750)	(13,510,551)

Net loss attributable to noncontrolling interest	2,865	(52,941)	(49,337)	(136,974)

Net loss attributable to CareView Communications, Inc.	$(3,409,292)	$(4,158,289)	$(11,106,413)	$(13,373,577)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	138,746,042	132,086,376	136,673,790	131,987,615

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2013 TO SEPTEMBER 30, 2013

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2013	132,526,042	$132,526	$67,224,170	$(65,275,518)	$(329,552)	$1,751,626

Options granted as compensation	—	—	127,478	—	—	127,478

Warrants issued for services	—	—	49,091	—	—	49,091

Warrants issued for financing costs (revalued)	—	—	64,286	—	—	64,286

Warrants exercised-cashless	7,355	7	(7)	—	—	—

Beneficial conversion features for senior secured
convertible notes	—	—	1,052,487	—	—	1,052,487

Sale of common stock, net of costs	6,220,000	6,220	2,049,000	—	—	2,055,220

Net loss	—	—	—	(11,106,413)	(49,337)	(11,155,750)

Balance, September 30, 2013	138,753,397	$138,753	$70,566,505	$(76,381,931)	$(378,889)	$(6,055,562)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,155,750)	$(13,510,551)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	1,134,061	1,199,196
Amortization of intangible assets	17,315	423,588
Amortization of debt discount	2,320,867	2,537,069
Amortization of prepaid consulting costs	76,535	369,521
Amortization of installation costs	243,048	137,426
Amortization of deferred distribution/service costs	—	55,334
Amortization of deferred debt issuance costs	427,041	394,898
Interest incurred and paid in kind	2,923,574	2,533,372
Stock based compensation related to options granted	127,478	610,963
Stock based costs related to warrants issued	49,091	116,996
Change in fair value of warrant liability	(93,663)	—
Loss on disposal of assets	5,998	—
Changes in operating assets and liabilities:
Accounts receivable	95,278	(311,939)
Other current assets	(103,624)	83,665
Other assets	89,442	129,632
Accounts payable	96,495	(1,035,963)
Accrued expenses and other current liabilities	111,788	362,183
Other liabilities	(12,912)	—

Net cash flows used in operating activities	(3,647,938)	(5,904,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for deferred installation costs	(256,982)	(382,815)
Purchase of property and equipment	(71,765)	(511,136)
Patent and trademark costs	(40,958)	(28,482)
Website costs	(4,274)	—
Proceeds from insurance claim	17,824	—
Purchase of computer software	—	(10,460)

Net cash flows used in investing activities	(356,155)	(932,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net	2,728,129	—
Proceeds from notes payable and line of credit	982,255	5,000,000
Proceeds from exercise of options and warrants	—	20,635
Repayment of notes payable	—	(42,252)

Net cash flows provided by financing activities	3,710,384	4,978,383

Decrease in cash	(293,709)	(1,859,120)
Cash and cash equivalents, beginning of period	5,413,848	8,526,857
Cash and cash equivalents, end of period	$5,120,139	$6,667,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$134,462	$62,827

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing costs (revalued)	$64,286	$—

Beneficial conversion features for senior secured
convertible notes	$1,052,487	$—

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Recently Issued and Newly Adopted Accounting Pronouncements

Adoption of New Accounting Standards

There have been no material changes to our significant accounting policies as summarized in NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES of our Annual Report on Form 10-K for the year ended December 31, 2012. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT'S PLAN

Our cash position at September 30, 2013 was approximately $5.1 million. We are required to maintain a minimum cash balance $4 million pursuant to existing loan documents. Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for more details). In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. In order to support current and future operations, we closed a private offering on April 1, 2013 through which we sold an (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares of our Common Stock for $0.01 per share for aggregate proceeds, net of expenses, of $2,728,129. We expect that the proceeds from this private offering, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT'S PLAN (Continued)

As more fully described in NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line for $20 million ("Revolving Line"). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the Revolving Line under which we can borrow up to $19.0 million by using eligible signed customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line at September 30, 2013 and at the time of this filing. The Revolving Line expires in June 2014 unless mutually extended.

We believe that we will achieve operating profitability; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

On March 27, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with multiple investors relating to the issuance and sale of our Common Stock in a private offering. On April 1, 2013, the closing date of the Purchase Agreement, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the "Private Placement Warrants") for aggregate gross proceeds of approximately $3.1 million. The five-year Private Placement Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock purchased and the 2,500,000 shares available for purchase under the Private Placement Warrants, were registered pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 as filed with the SEC on May 4, 2013 ("Form S-1"). On May 9, 2013, the Form S-1 was deemed effective by the SEC.

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

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase shares of our Common Stock (“Warrant(s)”) (except Warrants issued to HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “HealthCor Warrants”) and the Private Placement Warrants). The Black-Scholes Model is an acceptable model in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Stock Compensation (“ASC 718-10”). The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the HealthCor Warrants and the Private Placement Warrants were computed

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrants to Purchase Common Stock of the Company (continued)

using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of the HealthCor Warrants and the Private Placement Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.

As of September 30, 2013, Warrants outstanding (excluding the HealthCor Warrants and the Private Placement Warrants) covered an aggregate of 22,114,213 shares of our Common Stock with exercise prices ranging from $0.52 to $1.65 per share resulting in a weighted average exercise price of $0.73 per share and a weighted average contractual life of 2.1 years. As of September 30, 2013, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and the Private Placement Warrants, totaled approximately $427,000.

Warrant Activity during the Nine Months Ended September 30, 2013

As discussed hereinabove, during the nine months ended September 30, 2013, the Company issued Private Placement Warrants for the purchase of 2,500,000 shares of our Common Stock. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our Common Stock or “down round” provisions. We have evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity. Based on this guidance, our management concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Warrants. We recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date with the change reported as non-cash costs in general and administration expense. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for Warrants are determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario. As of April 1, 2013, the date of issuance of the Private Placement Warrants, we recorded the Warrant Liability of $672,909 in the condensed consolidated financial statements. At September 30, 2013, the Private Placement Warrants were re-valued with a fair value of $579,246 and the difference of $93,663 was recorded as a reduction to non-cash costs in the accompanying condensed consolidated financial statements.

We also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $76,535 as non-cash costs included in general and administration expense and (ii) $427,041 as interest expense.

On January 15, 2013, we entered into a Second Amendment to the Revolving Line ("Second Amendment") in which Comerica Bank and Bridge Bank (the “Banks”) agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts" (see NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK for more details). In conjunction with the Second Amendment, the Warrants issued to the Banks were amended to reduce the exercise price from.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Nine Months Ended September 30, 2013 (continued)

$1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. The Warrants were revalued in January 2013 resulting in $64,286 increases in fair value, and are amortized (over the remain life of the Revolver Line) to interest expense in the accompanying condensed consolidated financial statements using the effective interest method.

On May 7, 2012, we entered into a 12-month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock (see NOTE 11 – SERVICE AGREEMENTS for further details). During the nine months ended September 30, 2013, we recorded a $23,764 charge to non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements. The underlying shares vested at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement. The AS Agreement terminated on May 7, 2013. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrant was issued to a non-employee and contained specific vesting requirements, we followed ASC 505-50 Equity Based Payments to Non-Employees (“ASC-505-50”) which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or credit to income. Upon full vesting in May 2013, and after applying ASC 505-50, the fair value of these Warrants totaled $124,720.

In June 2013, Rockwell Holdings I, LLC extended the due dates on certain indebtedness of the Company. In conjunction with these extensions, we agreed to extend the expiration date of accompanying Warrants to Rockwell from November 16, 2014 to November 16, 2015 (see NOTE 9 – JOINT VENTURE AGREEMENT for further details). All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements.

On August 2, 2013, an individual exercised a Warrant to purchase an aggregate of 179,638 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions contained therein, the individual surrendered his right to receive 172,283 shares, resulting in an issuance of 7,355 shares of Common Stock.

Warrant Activity during the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, we issued Warrants to certain unaffiliated parties for services, recording them in the accompanying condensed consolidated financial statements as follows: (i) on April 2, 2012, we issued a five-year Warrant to an entity to purchase 50,000 shares of our Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share, all of which was recorded as non-cash costs included in general and administration and (ii) on May 31, 2012, we entered into an addendum to a two year sales consulting agreement with an entity, wherein a portion of the compensation was paid through the issuance of a five-year Warrant to purchase 50,000 shares of our Common Stock (with a fair value of $52,300) at an exercise price of $1.55 per share; $17,432 was charged to expense and recorded as non-cash costs included in general and administration in the accompanying condensed consolidated financial statements and $34,868 as prepaid costs included in other assets in the

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Nine Months Ended September 30, 2012 (continued)

accompanying condensed consolidated financial statements. We also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $41,499 as distribution/service costs included in network operations, (ii) $486,517 as non-cash costs included in general and administration and (iii) $394,898 as interest expense.

On January 16, 2012 and February 6, 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 400,000 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions contained therein, the unaffiliated entity surrendered its right to receive 122,191 shares, resulting in an issuance to the entity of 277,809 shares of Common Stock. On January 19, 2012, two unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of our Common Stock at an aggregate exercise price of $20,635. On February 28, 2012, an unaffiliated entity exercised a Warrant to purchase an aggregate of 450,000 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions contained therein, the unaffiliated entity surrendered its right to receive 138,143 shares, resulting in an issuance of 311,857 shares of Common Stock. On September 28, 2012, Gerald Murphy, one of our directors at the time of the transaction, exercised a Warrant to purchase an aggregate of 439,666 shares of our Common Stock at an aggregate exercise price of $241,816.

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2013, we granted options to purchase 25,000 shares of our Common Stock (“Option(s)”). No Options were granted during the nine months ended September 30, 2012. During the nine month periods ended September 30, 2013 and 2012, Options for the purchase of 287,502 and 380,306 shares, respectively, were cancelled as a result of the resignation or termination of certain employees. During the nine months ended September 30, 2013, Options for the purchase of 49,999 shares expired. No Options expired during the same period in 2012. As of September 30, 2013, 8,781,476 Options remained outstanding.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Granted	25,000	$0.50	10.0
Exercised	—	—
Expired	(49,999)	$1.23
Cancelled	(287,502)	$1.07
Balance at September 30, 2013	8,781,476	$0.62	5.8	$180,546
Vested and Exercisable at September 30, 2013	7,837,309	$0.59	5.4	$180,546

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Risk-free interest rate	0.66%	0.34%
Volatility	102.64%	101.90%
Expected life	3	3
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the Option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of our historical volatility during the available trading period, and is calculated using this blended average over a period equal to the expected life of the awards.

Share-based compensation expense for Options recognized in our results for the nine months ended September 30, 2013 and 2012 ($127,067 and $610,963, respectively) is based on awards granted, with expected forfeitures at 0%. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At September 30, 2013, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $435,000, which is expected to be recognized over a weighted-average period of 1.8 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2013	December 31, 2012
Prepaid expenses	$221,123	$130,825
Other current assets	77,092	63,767
TOTAL OTHER CURRENT ASSETS	$298,215	$194,592

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Network equipment	$10,233,092	$10,170,480
Office equipment	124,184	119,830
Vehicles	112,332	136,082
Furniture	75,673	75,673
Test equipment	73,719	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,630,987	10,587,771
Less: accumulated depreciation	(3,855,568)	(2,726,234)
TOTAL PROPERTY AND EQUIPMENT	$6,775,419	$7,861,537

Depreciation expense for the nine month periods ended September 30, 2013 and 2012 was $1,134,061 and $1,199,196, respectively.

At September 30, 2013, some portion of our network equipment is in excess of current requirements based on the recent level of installations. Management has developed a program to deploy assets over the near term and believes no impairment exists at September 30, 2013. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$223,551	$11,994	$211,557
Computer software	50,494	25,160	25,334
Software development costs	2,002,933	2,002,933	—
Other intellectual property	750,000	750,000	—
TOTAL INTANGIBLE ASSETS	$3,026,978	$2,790,087	$236,891

	December 31, 2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$182,593	$6,525	$176,068
Other tangible assets	46,220	13,314	32,906
Software development costs	2,002,933	2,002,933	—
Other intellectual property	750,000	750,000	—
TOTAL INTANGIBLE ASSETS	$2,981,746	$2,772,772	$208,974

Amortization expense for the nine month periods ended September 30, 2013 and 2012 was $17,315 and $423,588, respectively.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	September 30, 2013
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,600,000	$1,172,961	$427,039
Deferred installation costs	1,061,061	457,609	603,452
Deferred closing costs	580,241	405,144	175,097
Prepaid license fee	249,999	34,152	215,847
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,574,925	$2,069,866	$1,505,059

	December 31,2012
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,535,714	$745,920	$789,794
Deferred installation costs	799,114	209,598	589,516
Deferred closing costs	516,050	247,413	268,637
Prepaid license fee	233,606	21,857	211,749
Security deposit	83,624	—	83,624
Prepaid consulting	1,131,300	1,054,764	76,536
TOTAL OTHER ASSETS	$4,299,408	$2,279,552	$2,019,856

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued taxes	$452,055	$360,587
Other accrued liabilities	411,784	441,941
TOTAL OTHER CURRENT LIABILITIES	$863,839	$802,528

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the nine months ended September 30, 2013 and the additional losses expected for the remainder of 2013 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2013, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability ("Rockwell"). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma ("Hillcrest") and Saline Memorial Hospital in Benton, Arkansas ("Saline") (the "Project Hospital(s)"). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)”).

Rockwell and the Company own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell's Preferential Return”). We classified Rockwell's Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet. The Project Notes and Rockwell's Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the "Project Warrant"). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying condensed consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 is being amortized over the life of the debt and recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $65,976 and $147,411 for the nine month periods ended September 30, 2013 and 2012, respectively.

Hillcrest notified us of its desire to terminate its hospital agreement effective January 27, 2012. This termination resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. We incurred de-installation costs of approximately $3,000 for removing our equipment from the hospital premises.

As of September 30, 2013, the Project LLCs’ indebtedness to Rockwell totaled approximately $992,000, including principal and interest. The Project Notes and Rockwell's Preferential Returns, previously due in May 2013 (as relates to CareView-Hillcrest, LLC) and August 2013 (as relates to CareView-Saline, LLC), were extended to December 31, 2013. In conjunction with these extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView's Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView's Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Assets
Cash	$3,641	$956
Receivables	2,431	5,221
Total current assets	6,072	6,177
Property, net	155,657	189,003
Total assets	$161,729	$195,180

Liabilities
Accounts payable	$110,507	$103,217
Notes payable, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Mandatorily redeemable interest, net of debt discount of $0 and $32,988, respectively	443,574	410,586
Accrued interest	105,133	59,872
Other current liabilities	40,747	53,371
Total current liabilities	1,143,535	1,037,632
Total liabilities	$1,143,535	$1,037,632

The financial performance of the consolidated VIEs reflected on our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 is as follows:

	September 30, 2013	September 30, 2012

Revenue	$21,863	$61,372
Network operations expense	12,653	18,762
General and administrative expense	(19,462)	31,545
Depreciation	40,583	70,328
Total operating costs	33,774	120,635
Operating loss	(11,911)	(59,263)
Other income (expense)	(86,764)	(214,687)
Loss before income taxes	(98,675)	(273,950)
Provision for income taxes	—	—
Net loss	(98,675)	(273,950)
Net loss attributable to noncontrolling interest	(49,337)	(136,975)
Net loss attributable to CareView Communications, Inc.	$(49,338)	$(136,975)

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SERVICE AGREEMENTS

Advisory Services Agreement

On May 7, 2012, we entered into an Advisory Services Agreement (the "Agreement") with an unrelated entity (the “Advisor”) under which the Advisor provided services related to micro-cap market research and investor relations. The Agreement was for a term of 12 months and was terminated on May 7, 2013. Compensation for the Advisor included a retainer of $5,000 per month. In addition, we issued a five-year Warrant for the purchase of 240,000 shares of our Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares occurred at the rate of 20,000 shares on the monthly anniversary date of the Agreement and all shares became fully vested on May 7, 2013. No Warrants have been exercised as of September 30, 2013.

Consulting Agreement

On April 29, 2012, as amended on November 13, 2012, we entered into a Consulting Agreement with Heartland Energy Partners ("Heartland" or the “Consultant”) to represent us and our products to the Department of Veteran Affairs. On May 1, 2013, we exercised our right to terminate the Consulting Agreement effective May 31, 2013 (the “Termination Date”).

Under the terms of the Consulting Agreement, we paid the Consultant a monthly fee of $10,000, payable beginning immediately after we obtained GSA Approval on October 4, 2012 and continuing through the Termination Date. Aggregated payments to Heartland totaled $80,000. In addition, the Consultant was entitled to earn Warrants to purchase shares of our Common Stock (the “Consulting Warrants”) during each successive ninety (90) day period calculated from the first business day after receipt of GSA approval and continuing for the 12 month period designated as the term of the Consulting Agreement, which would result in the issuance of four (4) Consulting Warrants (totaling a maximum of 1,000,000 shares). On January 2, 2013 and April 2, 2013, our management determined that no Consulting Warrants would be issued for the first and second ninety-day periods ending on January 2, 2013 and April 2, 2013, respectively, and with the termination of the Consulting Agreement, we have no further obligation to issue Consulting Warrants.

NOTE 12 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

In August 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (the "Subscription Agreement") with T2 Consulting, LLC ("T2"), and its principals, Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”), and Dennis Langley (“Langley”), (collectively, the “Parties”) we entered into a Revocation and Substitution Agreement with the Parties (the "Agreement"). In exchange for the revocation of the Subscription Agreement, we agreed to issue a five-year Warrant to purchase 1,000,000 shares of our Common Stock with an exercise price of $1.00 per share to each of Thompson, Murphy, and Langley. As additional consideration for the revocation of the Subscription Agreement, we executed an Agreement Regarding Gross Income Interest (the "GII Agreement") with each of Thompson, Murphy and Langley. The GII Agreements do not have a termination date; however, each provides that we have the right to acquire the Gross Income Interest ("GII") of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015, and that each of Thompson, Murphy and Langley have the right to require that their respective GII be purchased by us at any time from September 1, 2011 until December 31, 2015. At September 30, 2013, we recorded a liability of $28,124 as the estimated fair value of the aggregated GII of Thompson, Murphy and Langley. On October 31, 2013, we acquired the GII of Thompson, Murphy and Langley for an aggregate purchase price of $28,124 and the GII Agreements terminated.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – AGREEMENT WITH HMA

On March 8, 2011, we entered into a Master Agreement with Hospital Management Associates, Inc., a Delaware corporation ("HMA"). Terms of the Master Agreement provide for (i) HMA to use the CareView System in each of its 60 hospitals across the U.S. through the execution of a separate Hospital Agreement for each location and (ii) for us to provide the Primary Package of the CareView System and preferential pricing in exchange for the volume provided by HMA. On November 27, 2012, HMA notified us that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act and other economic concerns specifically, the fiscal cliff), they wanted to reduce their number of billable units to 1,050 from 3,167, a difference of 2,117. At September 30, 2013, we are still billing for 1,050 units and the 2,117 subject units remained installed in HMA hospitals. The contract between HMA and CareView remains in force through December 31, 2014. We continue to work with HMA to explore options to convert the 2,117 subject units to billable unit status as well as provide incremental services that HMA is not taking advantage of today. However, no assurances can be made as to the outcome of the negotiations with HMA. We did not have an accounts receivable balance with HMA at September 30, 2013 as HMA had paid their invoice timely. Billable revenue for HMA for the nine months ended September 30, 2013 and 2012 was approximately $157,000 and $472,000, respectively.

NOTE 14 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors"). Pursuant to the Purchase Agreement, we sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the "2011 HealthCor Notes"). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to the Investors for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “HealthCor Warrants”).

So long as no event of default has occurred and is continuing, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the "First Five Year Note Period"), at the rate of 12.5% per annum, compounding quarterly (the "First Five Year Interest Rate") and from April 21, 2016 to April 20, 2021 (the "Second Five Year Note Period"), at a rate of 10% per annum, compounding quarterly (the "Second Five Year Interest Rate"). Interest accrued during the First Five Year Note Period, shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the First Five Year Interest Rate and during the Second Five Year Note Period at the Second Five Year Interest Rate. Interest accruing during the Second Five Year Note Period may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest at the Second Five Year Interest Rate.

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

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (Continued)

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of September 30, 2013, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 21.6 million.

Amendment Agreement

On December 30, 2011, we entered into a Note and Warrant Amendment Agreement with the Investors (“Amendment Agreement”) agreeing to (a) amend the Purchase Agreement in order to modify the Investors’ right to restrict certain equity issuances; and (b) amend the 2011 HealthCor Notes and the HealthCor Warrants, in order to eliminate certain anti-dilution provisions.

Second Amendment

On January 31, 2012, we entered into the Second Amendment to Note and Warrant Purchase Agreement with the Investors (the "Second Amendment") amending the Purchase Agreement, and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the "Issuance Date," "Maturity Date," "First Five Year Note Period" and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. So long as no event of default has occurred and is continuing, the outstanding principal balances of the 2012 HealthCor Notes accrue interest as follows: (i) during years 1-5, interest shall accrue at the rate of 12.5% per annum, compounding quarterly and to be added to the outstanding principal balances of the 2012 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest accordingly; (ii) during years 6-10, interest shall accrue at the rate of 10.0% per annum, compounding quarterly and may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2012 HealthCor Notes on the last day of each calendar quarter and shall thereafter, as part of such principal balances, accrue interest accordingly; and (iii) notwithstanding the foregoing, during the existence of an event of default, the then applicable interest rate will be increased by 5%. In addition, the provisions regarding interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.

At any time after January 31, 2012, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of September 30, 2013, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 4.9 million.

Third Amendment

On August 20, 2013, we entered into a Third Amendment to Note and Warrant Purchase Agreement with the Investors ("Third Amendment") to redefine the Company’s minimum cash balance requirements. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered immediate default. The Third Amendment allows for a reduced minimum cash period, as defined in the agreement, which allows the Company to drop below $5,000,000, but

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – AGREEMENT WITH HEALTHCOR (Continued)

Third Amendment (continued)

not below $4,000,000. Upon entering the reduced minimum cash period, the Company has 120 days to return their minimum cash balance to the original $5,000,000 or risk default on the note. Additionally the Company is only allowed to enter a reduced minimum cash period once during the term of the agreement. All other terms and conditions of the Purchase Agreement, including all amendments thereto, remain the same.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature ("BCF") charge in accordance with ASC 470-20. We had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes and (ii) the 2012 HealthCor Notes. Because the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. The full amount of the 2012 HealthCor Notes and all accrued PIK interest also qualifies for this accounting treatment. At September 30, 2013, we recorded a BCF of $1,052,487 related to the PIK. At September 30, 2012, we recorded a BCF of $2,712,014 based on the difference between the contractual conversion rate and the current fair value of our shares of Common Stock at the original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the expected term of the notes (through April 2021 for the 2011 HealthCor Notes and through January 2022 for the 2012 HealthCor Notes). We recorded an aggregate of $472,992 and $331,855 in interest expense for the nine months ended September 30, 2013 and 2012, respectively, related to this discount. The carrying value of the debt with HealthCor at September 30, 2013 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the "Revolving Line Agreement") with Comerica Bank ("Comerica") and Bridge Bank, National Association ("Bridge Bank") (collectively the "Banks") providing for a $20 million revolving line of credit (expiring in June 2014 unless mutually extended.). The Revolving Line will provide us with capital, among other things, to purchase equipment and perform installations pursuant to newly signed contracts that we may execute in the future with certain healthcare providers. The borrowings under the Revolving Line Agreement bears interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7% per annum at both September 30, 2013 and September 30, 2012.

After the payment of a $200,000 nonrefundable facility fee to be shared equally by the Banks, the Revolving Line Agreement requires us to pay (i) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter and (ii) all reasonable expenses incurred by the Banks in connection with the Revolving Line Agreement, including reasonable attorneys’ fees and expenses.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

The Revolving Line Agreement requires us to maintain our primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of our investment accounts with the Banks or their affiliates, unless our cash falls below $5 million, in which case we must maintain all our cash with the Banks. The Revolving Line Agreement requires us to maintain a fixed charge coverage ratio of at least 5.01 to 1.00 and contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, our ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

The Revolving Line Agreement contains customary events of default including, among other things, non-payment, inaccurate representations and warranties, violation of covenants, events that constitute a material adverse effect and cross-defaults to other indebtedness. Upon an occurrence of an event of default, we are required to pay interest on the outstanding principal balance of five percent (5%) above the otherwise applicable interest rate, and the Banks may accelerate the maturity date.

Pursuant to and in connection with the Revolving Line Agreement, we granted the Banks a security interest in all of our assets, including our intellectual property pursuant to an Intellectual Property Security Agreement, and pledged our ownership interests in our subsidiaries and certain joint ventures. We were also required to enter into a Subordination Agreement with our existing convertible note holders, HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.

During the three and nine months ended September 30, 2013, we borrowed approximately $299,000 and $982,000, respectively, against the $20 million Revolving Line Agreement. At September 30, 2013, approximately $19.0 million was available to us by using eligible customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line Agreement as of September 30, 2013.

First Amendment

On January 31, 2012, we entered into a First Amendment to the Revolving Line Agreement (the "First Amendment") changing the definition of "HealthCor Debt", a component of "Permitted Indebtedness," to permit the issuance of the additional Senior Convertible Notes to HealthCor (see NOTE 14 – AGREEMENT WITH HEALTHCOR for more details).

Second Amendment

On January 15, 2013, we entered into a Second Amendment of the Revolving Line Agreement with the Banks (the "Second Amendment") in which the Banks agreed to amend the defining term for "Eligible Accounts" and add the defining term for "Verification of Accounts." Pursuant to the Second Amendment, we also amended the previously issued Warrants to the Banks to reduce the exercise price from $1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Revolving Line Agreement and the Warrants remained unchanged.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

Third Amendment

On August 20, 2013, we entered into a Third Amendment to Revolving Line Agreement with the Banks (the "Third Amendment") to amend and/or restate certain provisions. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered immediate default. The Third Amendment allows for a reduced minimum cash period, as defined in the agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. Upon entering the reduced minimum cash period, the Company has 120 days to return their minimum cash balance to the original $5,000,000 or risk default on the Revolving Line. During the reduced minimum cash period, the Company is not allowed to have advances from the Revolving Line in an aggregate amount greater than $3,000,000. Additionally the Company is only allowed to enter a reduced minimum cash period once during the term of the agreement. All other terms and conditions of the Revolving Line Agreement, including all amendments thereto, remain the same. In conjunction with the Third Amendment, we also entered into an Affirmation of Subordination with the Banks.

Accounting Treatment

Pursuant to the Revolving Line Agreement, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, all of which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the Revolving Line Agreement. The Warrants have not been exercised at September 30, 2013.

During the three and nine months ended September 30, 2013, $142,347 and $427,041, respectively, and during the three and nine months ended September 30, 2012, $131,633 and $394,898, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements.

NOTE 16 – CHANGE IN OFFICERS

Resignation of Anthony R. Piccin as Chief Financial Officer, Treasurer and Secretary

On September 6, 2013, we accepted the resignation of Anthony P. Piccin as our Chief Financial Officer, Treasurer and Secretary and for the various offices he held in our subsidiaries and LLCs. Our management requested and Mr. Piccin agreed that he would be available to us in an advisory position through October 15, 2013.

Appointment of L. Allen Wheeler as Principal Financial Officer and Chief Accounting Officer

As of September 6, 2013, L. Allen Wheeler, one of our directors and Chairman of the Audit Committee, agreed to serve as our Principal Financial Officer and Chief Accounting Officer as those positions relate to our annual and quarterly filings with the Commission.

 CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CHANGE IN OFFICERS (Continued)

Appointment of Steve Johnson as Secretary and Treasurer

We are actively pursuing a qualified candidate to serve as Chief Financial Officer, Treasurer and Secretary. Until those positions are filled, Steve Johnson, our President and Chief Operating Officer, will also serve as our Secretary and Treasurer.

NOTE 17 – SUBSEQUENT EVENTS

Appointment of New Chief Operating Officer

Effective November 1, 2013, Sandra K. McRee was appointed as our Chief Operating Officer. Ms. McRee's base annual salary is $210,000 and she was granted a ten-year Option to purchase 3,000,000 shares of our Common Stock at an exercise price of $0.51 per share, vesting equitably annually over three years.

Prior to Ms. McRee’s appointment, Steven Johnson was our Chief Operating Officer. Mr. Johnson relinquished that position upon Ms. McRee's hiring; however, he continues to serve as our President, Secretary and Treasurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2013, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2012. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report"), the terms "we," "us," "our," "CareView," or "our Company" refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Texas limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries"), and CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies determined to be variable interest entities ("VIEs") in which we exercise control and are deemed the Primary Beneficiary (collectively known as the "Company's LLCs").

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

In October 2012, our application filed with the U.S. General Services Administration was approved and we were awarded GSA Schedule Contract #GS-07F-020AA which allows us to sell our products and services to Veteran's Administration ("VA") medical facilities, Department of Defense ("DOD") hospitals and other federal agencies. There are approximately 169 VA facilities with over 39,000 licensed beds and approximately 42 DOD hospitals with over 2,600 licensed beds.

 We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock. The healthcare market is influenced by a number of factors including, but not limited to:

•	The U.S. Census Bureau's prediction of a growing and aging U.S. population wherein the majority of the "baby boom" population (28% of the total U.S. population) will begin to turn 65 between 2010 and 2020.
•	An increase in consumer expectations for improved healthcare.
•	The short and long-term effects of The Patient Protection and Affordable Care Act ("ObamaCare" or "Affordable Care Act"), which effects have yet to be determined and which may or may not have a negative effect on our business.
•	The decline of reimbursement and coverage of medical expenses by insurance companies and employers resulting in patients having to contribute more money toward their personal care.
•	Technological advancements that are giving rise to new clinical therapies to address an increased number of medical ailments to aid in the earlier diagnosis and prevention of diseases.

In the next ten years, we believe the healthcare market will focus on earlier diagnoses, digitized patient information accessible from numerous locations and "total solution" selling to make healthcare productivity gains. Due to an infusion of federal funding, the number of U.S. hospitals going digital has tripled since 2010 representing approximately 44% of hospitals in 2012. Recent studies indicate that practitioners are now heavily dependent on tablets with 66% using them since 2012, up from 45% just a year earlier. In a digitized hospital, productivity is enhanced with instant access to patient test results and access to records. These developments lead to an increase in healthcare productivity where a higher number of patients can be cared for more efficiently by using more advanced diagnostic equipment to provide an earlier diagnosis and treatment. We are poised to play an important role as these trends progress. A major risk factor for us is the uncertainty surrounding proposed and potential governmental healthcare reform and its ultimate effect on our customers and potential customers.

Events Occurring During Third Quarter 2013

Note and Warrant Purchase Agreement with HealthCor and Amendments Thereto

Original Note and Warrant Purchase Agreement

We entered into a Note and Warrant Purchase Agreement dated April 21, 2011 (the "Purchase Agreement") with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the "Investors"). Pursuant thereto, we sold Senior Secured Convertible Notes to the Investors in the principal amounts of $9,316,000 and $10,684,000, respectively (collectively the "2011 HealthCor Notes"), subject to adjustment in accordance with anti-dilution provisions. The 2011 HealthCor Notes had a maturity date of April 20, 2021. We also issued the Investors common stock purchase warrants to purchase an aggregate of up to 5,488,456 and 6,294,403 shares of our Common Stock, respectively, having an exercise price of $1.40 per share (collectively the "HealthCor Warrants").

Amendments

On December 30, 2011, we entered into an Amendment Agreement of the Purchase Agreement with the Investors (the "HealthCor First Amendment") to modify the Investors’ right to restrict certain equity issuances and to eliminate certain anti-dilution provisions in the 2011 HealthCor Notes and the HealthCor Warrants.

On January 31, 2012, we entered into a Second Amendment of the Purchase Agreement with the Investors (the "HealthCor Second Amendment") to increase their investment through the issuance of Senior Convertible Notes in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively, the "2012 HealthCor Notes"), having a maturity date of January 31, 2022.

Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered immediate default. The Third Amendment allows for a reduced minimum cash period, as defined in the agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. Upon entering the reduced minimum cash period, the Company has 120 days to return their minimum cash balance to the original $5,000,000 or risk default on the note. Additionally the Company is only allowed to enter a reduced minimum cash period once during the term of the agreement. All other terms and conditions of the Purchase Agreement, including all amendments thereto, remain the same.

The foregoing descriptions of the Note and Warrant Purchase Agreement, the HealthCor First Amendment, the HealthCor Second Amendment, the HealthCor Third Amendment, the 2011 HealthCor Notes, the 2012 HealthCor Notes, and the HealthCor Warrants are qualified, in their entirety, by reference to each such agreement or instrument attached as exhibits to our Current Report on Form 8-K filed with the Commission on August 26, 2013 and which are incorporated herein by reference.

Loan and Security Agreement with Comerica Bank and Bridge Bank, N.A.

On August 31, 2011, we entered into a Loan and Security Agreement with Comerica Bank ("Comerica") and Bridge Bank, N.A. ("Bridge Bank") (collectively, the "Banks") providing us a $20 million revolving line of credit expiring in June 2014 unless mutually extended (the "Loan and Security Agreement" or "Revolving Line"). The Revolving Line provides us with capital, among other things, to purchase equipment and perform installations pursuant to future hospital contracts. Advances under the Revolving Line bear interest, to be paid monthly in arrears, on the outstanding daily balance at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum.We are required to maintain our primary operating accounts with the Banks and have an established minimum balance. We granted the Banks a security interest in all of our assets, including our intellectual property pursuant to an Intellectual Property Security Agreement, and pledged our ownership interests in our subsidiaries and certain joint ventures. We also issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock at exercise price of $1.40 per share (collectively, the "Bank Warrants"). The Bank Warrants expire on August 31, 2018 and the one issued to Bridge Bank provides for a cashless exercise. We also entered into a Subordination Agreement with HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.

Amendments

On August 31, 2011, we entered into a First Amendment to Loan and Security Agreement with the Banks (the "First Loan Amendment"), to change to the definition of "HealthCor Debt" and to permit the issuance of the 2012 HealthCor Notes as outlined above in Note and Warrant Purchase Agreement with HealthCor and Amendments Thereto. The Subordination Agreement between the Banks and the Investors was likewise amended.

On January 15, 2013, we entered into a Second Amendment to the Loan and Security Agreement with the Banks (the "Second Loan Amendment") in which the Banks agreed to (i) amend the defining term for "Eligible Accounts", (ii) add the defining term for "Verification of Accounts", and (iii) amend the Bank Warrants to reduce the exercise price from $1.40 to $1.10 per share and to extend the expiration dates from August 8, 2018 to January 15, 2020. All other provisions of the Loan and Security Agreement, including all amendments thereto, and the Bank Warrants remained unchanged.

On August 20, 2013, we entered into a Third Amendment to Revolving Line Agreement with the Banks (the "Third Amendment") to amend and/or restate certain provisions. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered immediate default. The Third Amendment allows for a reduced minimum cash period, as defined in the agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. Upon entering the reduced minimum cash period, the Company has 120 days to return their minimum cash balance to the original $5,000,000 or risk default on the Revolving Line. During the reduced minimum cash period, the Company is not allowed to have advances from the Revolving Line in an aggregate amount greater than $3,000,000. Additionally the Company is only allowed to enter a reduced minimum cash period once during the term of the agreement. All other terms and conditions of the Loan and Security Agreement, including all amendments thereto, remained the same. We also entered into an Affirmation of Subordination with the Banks.

During the three and nine months ended September 30, 2013, we borrowed approximately $299,000 and $982,000, respectively, against the $20,000,000 Revolving Line. At September 30, 2013, approximately $19.0 million was available to us by using eligible customer contracts as collateral. No eligible contracts were available for additional borrowings on the Revolving Line as of September 30, 2013.

The foregoing descriptions of the Loan and Security Agreement, the First Amendment to the Loan and Security Agreement, the Second Amendment to the Loan and Security Agreement, the Third Amendment to the Loan and Security Agreement, the Bank Warrants, the Intellectual Property Security Agreement, the Subordination Agreement and the Affirmation of Subordination Agreement are qualified, in their entirety, by reference to each such agreement or instrument attached as exhibits to our Current Report on Form 8-K filed with the Commission on August 26, 2013 and which are incorporated herein by reference.

Issuance and Cancellation of Options and Warrants

During the nine month period ended September 30, 2013, we (i) issued Options to purchase an aggregate of 25,000 shares of our Common Stock, (ii) cancelled Options for the purchase of 287,502 shares of our Common Stock due to the resignation or termination of employees and (iii) had Options for the purchase of 49,999 shares expire.

In October 2013, Warrants to purchase an aggregate of 1,206,250 shares of our Common Stock expired.

Active Hospital and Pilot Agreements; Active Proposals

At September 30, 2013, we had 9 active Hospital Agreements with an aggregate billable bed count of approximately 2,900, compared to 7 and approximately 3,500, respectively, at September 30, 2012.

At September 30, 2013, we had active Pilot Agreements with two hospitals and multi-hospital groups with a potential aggregate billable bed count of approximately 1,100. Under the Pilot Agreements, we agreed to install our CareView System products and services including the SecureView, PhysicianView, NurseView, SitterView, GuestView, BedView, Virtual Bed Rails, and Virtual Chair Rails modules and the Fall Management Program. Each hospital agreed to specifically measure (i) the number of patient falls comparing those beds using the CareView System products and services and those not, (ii) the reduction in sitter costs and (iii) the impact on patient satisfaction.

At September 30, 2013, we had active proposals extended to 10 hospitals potentially leading to the opportunity to install and provide patient services for approximately 1,150 additional beds. We are continuing to evaluate and negotiate these and other opportunities.

Joint Venture Agreement with Rockwell Holdings; Extension of Warrant

On November 16, 2009, we entered into a Master Investment Agreement (the "Rockwell Agreement") with Rockwell Holdings I, LLC, a Wisconsin limited liability ("Rockwell"). The Project Notes and Rockwell's Preferential Returns, previously due in May 2013 (as related to Hillcrest) and August 2013 (as related to Saline), were extended to December 31, 2013. On August 1, 2013, as consideration for extending the due date on the indebtedness, our Board of Directors approved a one-year extension of the expiration date of the Rockwell Warrants making the new expiration date November 16, 2015. As of September 30, 2013, the Project LLCs' indebtedness to Rockwell totaled approximately $981,000, including principal and interest.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

	Three months ended September 30,
	2013	2012	Change
		(000’s)
Revenue	$553	$542	$11
Operating expenses	1,976	2,805	(829)
Operating loss	(1,423)	(2,263)	840
Other, net	(1,983)	(1,948)	(35)
Net loss	(3,406)	(4,211)	805
Net loss attributable to noncontrolling interest	3	(53)	(56)
Net loss attributed to CareView	$(3,409)	$(4,158)	$749

Revenue

The increase in revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily due to the net effect of an increase of billable units at the 14 IASIS hospitals for approximately $315,000 less the decreased billable revenue of approximately $304,000 from the reduction of HMA billable units.

Hospitals with billable units increased to 64 for the three months ended September 30, 2013 as compared to 51 for the comparable period for the prior year. Of the 64 hospitals with billable units on September 30, 2013, HMA and IASIS hospitals accounted for 45 and 14 of the total, respectively. Billable units (RCP’s and Nurse Stations) for all hospitals totaled 3,001 (2,886 and 115, respectively) on September 30, 2013 as compared to 3,554 (3,523 and 31, respectively) on September 30, 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2013	2012
Human resource costs, including non-cash compensation	44%	45%
Professional and consulting	10%	9%
Depreciation and amortization	19%	20%
Product deployment costs	11%	7%
Travel	8%	8%
Other	8%	11%

Operating expenses decreased by 30% as a result of the following items:

(000’s)
Decrease in human resource costs	$(52)
Decrease in non-cash expense (options and warrants)	(351)
Decrease in professional and consulting	(74)
Decrease in depreciation and amortization	(153)
Increase in deployment costs	10
Decrease in travel	(72)
Decrease in all other, net	(137)
$(829)

We had 43 full time employees at September 30, 2013, as compared to 48 for the comparable prior year period which is the primary reason for the reduction in human resource costs.

Non-cash expense decreased as a result of reduced costs related to the fair value of warrants issued for services for the comparable periods as well as reductions in non-cash compensation expense between the two periods.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements and a reduction in legal fees.

The decrease in depreciation and amortization expense was primarily related to the full amortization of intellectual property and software purchase costs fully amortized at December 31, 2012.

The increase in deployment costs is primarily the result of an increases in expenditures related to product maintenance and repair as compared to the prior period.

The decrease in travel related expenses is a direct result of the reduction in specific headcount related to customer support and sales related functions.

Other, net

Other non-operating income and expense increased by $42,000 for the three months ended September 30, 2013 in comparison to the same period in 2012, primarily a result of the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $3,000 net loss attributed to noncontrolling interests, our third quarter of 2013 net loss of $3,409,000 decreased $749,000 (or 18%) as compared to the $4,158,000 net loss for the third quarter of 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

	Nine months ended September 30,
	2013	2012	Change
		(000’s)
Revenue	$1,474	$1,372	$102
Operating expenses	6,669	9,188	(2,519)
Operating loss	(5,195)	(7,816)	2,621
Other, net	(5,961)	(5,695)	(266)
Net loss	(11,156)	(13,511)	2,355
Net loss attributable to noncontrolling interest	(50)	(137)	(87)
Net loss attributed to CareView	$(11,106)	$(13,374)	$2,268

Revenue

The increase in revenue of $102,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily a result of the reduction of billable units related to our HMA contracts and the removal of billable units at Hillcrest (see NOTE 8 – JOINT VENTURE AGREEMENT in the accompanying condensed consolidated financial statements for more details) for approximately $386,800 offset by a $434,800 increase of billable units from IASIS and a one-time catch up invoice of $45,000 to Providence hospital related to a contract revision and renegotiation.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2013	2012
Human resource costs, including non-cash compensation	44%	42%
Professional and consulting	10%	12%
Depreciation and amortization	17%	18%
Product deployment costs	9%	8%
Travel	9%	8%
Other	11%	12%

Operating expenses decreased by 27% as a result of the following items:

(000’s)
Decrease in human resource costs	$(80)
Decrease in non-cash expense (options and warrants)	(921)
Decrease in professional and consulting	(511)
Decrease in depreciation and amortization	(471)
Decrease in deployment costs	(203)
Decrease in travel	(136)
Decrease in all other, net	(197)
$(2,519)

As previously mentioned, we had 43 full time employees at September 30, 2013, as compared to 48 at September 30, 2012. On average, we had 45 employees for the nine month period ended September 30, 2013 as compared to 51 for the comparable prior year period.

Non-cash expense decreased as the result of reduced costs related to the fair value of warrants issued for services for the comparable periods.

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

Other, net

Other non-operating income and expense increased by $266,000 for the nine months ended September 30, 2013 in comparison to the same period in 2012, primarily a result of the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above and after applying the $49,000 net loss attributed to noncontrolling interests, our net loss for the nine months ended September 30, 2013 of $11,106,000 decreased $2,268,000 (or 17%) as compared to the $13,374,000 net loss for the same period in 2012.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead and financing costs. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead, currently ranging from $400,000 to $500,000 per month. Our cash position at September 30, 2013 was approximately $5.1 million. We are required to maintain a minimum cash balance of $4 million pursuant to existing loan documents (see NOTE 14 – AGREEMENT WITH HEALTHCOR and NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK in the accompanying condensed consolidated financial statements for more details). Falling below that balance triggers an immediate default with Comerica Bank and Bridge Bank. In order to support current and future operations, on April 1, 2013, we sold 6,220,000 shares of our Common Stock and Warrants to purchase 2,500,000 shares of our Common Stock in a private offering for $2,728,129, net of expenses. The proceeds from this private offering, as more fully described hereinabove, will provide for continued operations for the next twelve month period. With the combination of our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, we believe we will meet our cash needs during the next twelve months and will provide positive cash flow in the future. We have an additional financial resource with the Comerica/Bridge Bank revolving credit line (“Revolving Line”) (see NOTE 15 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK in the accompanying condensed consolidated financial statements for more details). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the revolving credit line where we can borrow up to $19.0 million by using eligible signed customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line at September 30, 2013 and at the time of this filing. The Revolving Line expires in June 2014 unless mutually extended. Should the Revolving Line expire prior to us having secured additional hospital contracts for which we could borrow money for the equipment, we may be unable to borrow sufficient funds in order to fully install the new hospital contracts. We believe that we will achieve operating profitability with approximately 11,000 to 12,000 billable RCP units; however, due to conditions and influences out of our control including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

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

As of September 30, 2013, our working capital was $2.6 million, our accumulated deficit was $76.4 million, and our stockholders’ deficit was $6.0 million. Operating loss was $5.1 and $7.8 million for the nine months ended September 30, 2013 and 2012, respectively. Our net loss was $11.1 and $13.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash outlays from operations and capital expenditures were $4.0 and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2013.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on April 1, 2013 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended September 30, 2013.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 – Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2012. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Recent Events

Appointment of New Chief Operating Officer

Effective November 1, 2013, Sandra K. McRee, a successful healthcare executive and consultant who has spent her entire 35-year professional career in the healthcare industry, was appointed as our Chief Operating Officer. Ms. McRee's base annual salary is $210,000. Upon her appointment, she was granted a ten-year Option to purchase 3,000,000 shares of our Common Stock at an exercise price of $0.51 per share, vesting equitably annually over three years.

Prior to hiring Ms. McRee, Steven Johnson was our Chief Operating Officer. Mr. Johnson relinquished that position upon Ms. McRee's hiring; however, he continues to serve as our President, Secretary and Treasurer.

Currently, Ms. McRee is President of McRee Consulting. She is previously from IASIS Healthcare®, LLC ("IASIS") where she most recently served as Vice Chair of the Board of Directors from April 2010 to October 2011, as Chief Operating Officer from May 2001 to October 2010 and President from May 2004 to April 2010. Ms. McRee previously served with Province Healthcare Company as Regional Vice President from April 1999 to May 2001 where she oversaw five facilities in Florida, Louisiana and Mississippi, also serving as Vice President of Operations from October 1998 to March 1999. Previously, she served with Columbia/HCA from August 1997 to September 1998 as Division President where she oversaw facilities in Chicago, Illinois and Louisville, Kentucky and as Group Vice President of Operations from May 1995 until July 1997. Prior to Columbia/HCA, Ms. McRee served as Assistant Vice President of Operations for Community Health Systems, Inc. where she oversaw 36 facilities. Ms. McRee serves on the Board of Directors of Denver School of Nursing and serves on the Executive Leadership Team of Go Red for Women. Ms. McRee previously served on the Board of Directors for EDCare, a national emergency room management company owned by Gemini Investors, from August 2005 to July 2008 and the Board of Directors of Mid-Western University from July 2000 to August 2004. Ms. McRee is a member of Women Business Leaders of the U.S. HealthCare Industry Foundation, a nonprofit organization that was established in 2001 to address the unique needs of women serving in a senior executive capacity in the U.S. healthcare industry.

Ms. McRee is not related to any of our officers or directors.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, with the participation of our management, including Samuel A. Greco, our Chief Executive Officer ("CEO") and principal executive officer, and L. Allen Wheeler, our principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Changes in Officers

Resignation of Anthony R. Piccin as Chief Financial Officer, Treasurer and Secretary

On September 6, 2013, we accepted the resignation of Anthony P. Piccin as our Chief Financial Officer, Treasurer and Secretary and for the various offices he held in our subsidiaries and LLCs. Pursuant to the resignation, Mr. Piccin left to pursue other opportunities and his resignation was not the result of a disagreement with us or any matter relating to our operations, financial statements, policies, or practices. Our management requested and Mr. Piccin agreed that he would be available to us in an advisory position through October 15, 2013.

Appointment of L. Allen Wheeler as Principal Financial Officer and Chief Accounting Officer

As of September 6, 2013, L. Allen Wheeler, one of our directors and Chairman of the Audit Committee, agreed to serve as our Principal Financial Officer and Chief Accounting Officer as those positions relate to our annual and quarterly filings with the Commission.

Appointment of Steve Johnson as Secretary and Treasurer

We are actively pursuing a qualified candidate to serve as Chief Financial Officer, Treasurer and Secretary. Until those positions are filled, Steve Johnson, our President, will also serve as our Secretary and Treasurer.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)
3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)
3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)
3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)
3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)
3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)
3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.26	10/02/08	Common Stock Purchase Warrant, form of(1)
10.34	06/01/09	Webb & Webb Retainer Agreement(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)

10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.54	01/14/10	Extension Agreement with Noteholders of Bridge Loans(1)
10.55	01/29/10	Master Lease between the Company and Fountain Fund 2 LP(1)
10.56	01/09/10	Distribution Agreement between the Company and Foundation Medical(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.63	08/17/10	Letter of Waiver from Tommy G. Thompson(1)
10.64	09/20/10	Revocation and Substitution Agreement(1)
10.65	09/20/10	Agreement Regarding Gross Income Interests with Tommy G. Thompson(1)
10.66	09/20/10	Agreement Regarding Gross Income Interests with Gerald L. Murphy(1)
10.67	09/20/10	Agreement Regarding Gross Income Interests with Dennis M. Langley(1)
10.68	11/01/10	Promissory Note with Plato & Associates, LLC(2)
10.69	12/17/10	Consulting Agreement with Gregory Mastroieni(3)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company's Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company's Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)

10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.103	04/29/12	Consulting Agreement between the Company and Heartland Energy Partners, LLC(12)
10.104	05/04/12	Advisory Services Agreement between the Company and Stonegate Securities, Inc.(12)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/2011	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.110	11/13/12	First Addendum to Consulting Agreement between the Company and Heartland Energy Partners, LLC(17)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.118	09/06/13	Resignation Letter of Anthony P. Piccin(20)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/01/13	Subsidiaries of the Registrant(17)
31.1	11/12/13	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/12/13	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/12/13	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/12/13	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Company's Form 10 filed with the Commission on August 23, 2010.

(2)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on April 15, 2011.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on April 27, 2011.

(5)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.

(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.

(11)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the Commission on March 15, 2012.

(12)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on May 9, 2012.

(13)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 8, 2012.

(14)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on November 8, 2012.

(15)	Filed as an exhibit to the Company's quarterly report on Form 10-Q, Amendment No. 1, filed with the Commission on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment was requested with respect to the omitted portions and was granted by the Commission on March 5, 2013.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 28, 2013.

(17)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the Commission on April 1, 2013.

(18)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 9, 2013.

(19)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 26, 2013.

(20)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2013

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Samuel A. Greco
Samuel A. Greco
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

