Form 10-K
period 2013-12-31
CareView Communications Inc
filed 2014-03-28
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (87,070,037 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $47,888,250. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 28, 2014 was 138,753,397.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy, product development, and other plans and objectives for future operations, and assumptions and predictions about future product demand, research and development, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “plan,” “may,” “will,” “continue,” “forecast,” “predict,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

Our Business

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs. The entertainment packages and patient education enhance the patient’s quality of stay. Reported results from CareView-driven hospitals prove that our products reduce falls, reduce the cost of sitter fees, increase patient satisfaction and reduce bed turnaround time to increase patient flow. For patients, CareView has a convenient in-room, entertainment package that includes high-speed Internet, access to first-run on-demand movies and visual connectivity to family and friends from anywhere in the world. For the hospital, CareView offers tools to provide superior patient care, peace of mind and customer service satisfaction.

Our CareView System® suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. CareView understands the importance of providing high quality patient care in a safe environment and believes in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView System secure video monitoring system connects the patient room to a touch-screen monitor at the nursing station, allowing nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and the recording capability allows for a video record of all in-room activity during the length of the patient’s hospital stay. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The HIPAA-compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

In addition to patient safety and security, CareView also provides a suite of services to increase patient satisfaction scores and enhance the overall image of the hospital including first-run on-demand movies, Internet access via the patient’s television, and video visits with family and friends from most places throughout the world. Through continued investment in patient care technology, CareView’s products and services help hospitals and assisted living facilities build a safe, high quality healthcare delivery system that best serves the patient, while striving for the highest level of satisfaction and comfort.

Our Products and Services

CareView offers a variety of products and services designed to meet individual hospital needs to enhance quality patient care and safety. Our services are offered with no capital expenditure by the hospital and do not require extensive integration with the facility’s management information system. For healthcare facilities looking for an effective, affordable and innovative way to improve performance throughout the facility, our products are the answer. CareView-driven facilities have shown documented success in reducing patient falls and sitter costs, improving overall patient satisfaction, streamlining and documenting patient education at the bedside, and improving patient flow and overcrowding. These successes protect the facilities’ reimbursement from loss due to never events and poor patient satisfaction.

The CareView System offers the following service packages:

PRIMARY PACKAGE

1.	SecureView®. The SecureView module monitors and records bedside activity in the patient’s room. All privacy and access options are determined and configured by the hospital.
2.	NurseView®. The NurseView module allows authorized users to view monitored rooms from the nurse’s station. All privacy and access options are determined and configured by the hospital.
3.	PhysicianView®. The PhysicianView module enables the admitting physicians and non-physician staff members to view their patients from any personal computer. All privacy and access options are determined by the hospital.
4.	Virtual Bed Rails®. The Virtual Bed Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.
5.	Virtual Chair Rails®. The Virtual Chair Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.

6.	Fall Management Program™. The Fall Management Program allows the hospital to separately file, identify and research the activity of patients for whom the Virtual Bed Rails or Virtual Chair Rails fall prevention modules were engaged.
7.	Rounding. CareView offers a timed rounding module to help nursing staff monitor patients.

ADDITIONAL CAREVIEW PRODUCTS

1.	Sitter Management Program. The CareView Sitter Management Program allows authorized users to monitor an unlimited number of patient rooms from one nursing station or mobile device.
2.	BedView®. The BedView module allows authorized users to monitor the status and availability of facility beds remotely.
3.	Patient Education. CareView provides a delivery mechanism for patient education materials.
4.	FacilityView®. The FacilityView module monitors and records activity in any area that the hospital would desire security cameras to be placed. All privacy and access options are determined and configured by the hospital.
5.	Nurse Alerts and Reminders. The CareView System monitoring system can be configured to provide nursing alerts and reminders.
6.	Ulcer Management. The CareView System can be configured to ensure that patients who are at risk for developing pressure ulcers are turned from position to position.
7.	CareView Connect™. This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices.
8.	NICUView®. The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.
9.	Patient Feedback Applications. CareView provides a delivery mechanism for patient feedback applications.
10.	The CareView Broadcast System. CareView provides the hospitals with the capability to broadcast to each room a variety of educational, informational and service communications to patients and guests alike. CareView does not provide educational content. The hospitals will be allowed to access the system for:

a.	Welcome message – a pre-recorded message welcoming the patient to the facility.
b.	Pre-procedure Education – to inform and educate the patient regarding a procedure to be performed (i.e. angioplasty, hip replacement, spine surgery, etc.).
c.	Patient Condition Education – to inform and educate the patient regarding a condition they have and suggested lifestyle improvements to live with those conditions (i.e. high blood pressure, diabetes, etc.).
d.	SerenityView - to select scenes and sounds to create a relaxing atmosphere for patients during their stay.

GUEST SERVICES PACKAGE

  PatientView®. The PatientView module enables patients to allow family members and friends to monitor and videoconference with them in their private rooms. All privacy and access options are determined and configured by the hospital.
  NetView®. The NetView module allows the patient access to the internet using the wireless keyboard and the television in the room or personal laptop computers.
  MovieView®. The MovieView module provides the connectivity to allow the patient, family and/or friends access to a wide selection of movies for their viewing pleasure while they are in their hospital room. CareView does not provide the movies or other content.
  BabyView®. The BabyView module allows mothers to view their newborn child from their hospital bed in the nursery or NICU.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. CareView works with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. The Guest Services Package is generally offered to the patient as a complimentary service of the hospital; however, hospitals have the option to charge their patients for these services. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient All revenue generated by us during the last two fiscal years was derived from the sale of the Primary Package, Additional CareView Products, Guest Services Package and related services to hospitals.

Products in Development

1.	CareView Connect. CareView Connect was released in the first quarter of 2014. Throughout this year, we intend to continue to develop our CareView Connect platform to extend beyond video monitoring services to provide a suite of communication services including voice, voice paging, secure text messaging, and notifications through the mobile device.

2.	CareView Connect iOS App. We are creating an iOS version of our CareView Connect mobile video monitoring solution. This will mirror functionality from our existing Android-based CareView Connect mobile application. We expect the CareView Connect iOS App to be deliverable in the second quarter of 2014.

3.	In-Room Translation Services. We are in discussions with providers of Video Remote Interpreting services which would allow caregivers and patients to access interpreters over a real-time video and audio feed through the equipment we provide. CareView would be the conduit for these services, but we would rely on a partner to implement the translation services. If we decide to pursue this module, we anticipate that it would deliverable in the third quarter of 2014.

Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based and/or shared revenue-pricing agreement with the healthcare facility through a Products and Services Agreement (the “P&S Agreement”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to the healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the hospital to pay us a monthly subscription fee based on the number of selected, installed and activated services. Terms also provide for us to collect the revenue from all GuestView services which may be split on a contracted basis between each hospital and CareView. Unless a separate agreement to the contrary is negotiated between the hospital and CareView, all shared revenue is collected from the patient, or someone connected to the patient, by us online through a credit card or PayPal transaction. We then remit the portion due to the hospital on a monthly basis. None of the services provided through the Primary Package or GuestView are paid or reimbursed by any third party provider including insurance companies, Medicare or Medicaid.

P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five year period with a provision for automatic renewal. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it, although we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System suite to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System suite in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the RCP or Room Control Platform, the Nurse Station and mobile devices (each component referred to as a “unit”). The term “bed” refers to each hospital bed as part of the overall potential volume that a hospital represents. For example, if a hospital has 200 beds, the aggregate of those beds is the overall potential volume of that hospital. The term “bed” is often used interchangeably with “RCP” or “Room Control Platform” as this component of the system consistently resides within each hospital room where the “bed” is located. Typically, there are at least three Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or three- and six-month pilot agreements.

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of March 7, 2014. The table also shows the number of hospital proposals pending approval and approximated bed count if pending proposals result in an executed P&S Agreement.

Total of Billable Hospitals	Number of Aggregated Deployed Units	Number of Aggregated Installed Units	Number of Aggregated Billable Units	Number of Pending Proposals	Number of Estimated Bed Count of Pending Proposals

68	6,568	6,262	3,292	16	5,144

Availability of Suppliers

We are not dependent on, nor do we expect to become dependent on, any one or a limited number of suppliers. We purchase parts and components to assemble our equipment and products. We do not manufacture or fabricate our own products or systems, but rely on sub-suppliers and third party vendors to procure and/or fabricate components based on our designs, engineering and specifications. We enter into subcontracts for field installation of our products which we supervise. We manage all technical, physical and commercial aspects of the performance of our contracts with sub-suppliers and third party vendors. To date, we have experienced no difficulties in obtaining fabricated components, materials and parts or in identifying qualified subcontractors for installation work.

Sales, Marketing and Customer Service

We do not consider our business to be seasonal. We generate sales leads through a variety of means including direct one-to-one marketing, email and web campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. Our sales team consists of highly trained professionals with many years of experience in the healthcare market.

Our initial focus has been to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas. Our sales staff approaches decision makers for hospitals, integrated delivery networks, and major owners and operators of hospitals to demonstrate the CareView product line. In 2013, we expanded our sales process to include an inside sales team and have expanded our capabilities of providing web-based demonstrations and presentations. In addition, we have begun to rely more heavily on arranging reference calls and site visits between our current customers and our prospects. These efforts have provided a higher volume of qualified sales leads and have resulted in more substantive conversations with a larger number of prospects.

We entered into an exclusive National Business Development Services Agreement (“NBDS Agreement”) with Relamatrix Group, Inc. (“RMG”) through which RMG facilitated business opportunities for CareView. The NBDS Agreement terminated on January 31, 2014. We may still be liable to pay fees to RMG if we actually contract with hospitals initiated through them.

We ensure high levels of customer service through our account representatives and through our technical support processes. We endeavor to position our account representatives geographically close to our customer hospitals. This allows our representatives to regularly visit our customer hospitals, proactively train staff, and address any issues. We offer 24/7 monitoring and phone support through our technical support team which allows us to quickly identify and resolve any technical issues. From time to time we are called upon to service hardware that has been installed in the customer facilities. To facilitate expedient service, our account representatives typically maintain a small supply of RCPs should they need repair or replacement. Historically, our RCPs and Nursing Station units have required little, if any, servicing. We believe that we handle requests quickly and efficiently, and that overall, our customers are satisfied with our level of service.

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

We have received patents from the U.S. Patent and Trademark Office and have numerous patents pending. We intend to file additional patent applications when appropriate; however, we may not file any such applications or, if filed, the patents may not be issued. We also have numerous registered trademarks.

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

Joint Venture with Rockwell Holdings

On November 16, 2009, we entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”). Under the terms of a Master Investment Agreement, CareView and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and CareView providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Pursuant to the terms of the Operating Agreements of each of the Project LLCs, we are the managing member. As of December 31, 2013, the Project LLCs’ indebtedness to Rockwell totaled approximately $1,007,000, including principal and interest. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 Extensions”), were extended to June 30, 2015. In conjunction with the June 2014 Extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

Installation and Technical Support

We provide installation and technical support for our customers through third-party providers located across the United States that we contract on a per-job basis.

Competition

We offer products in four distinct categories: clinical video monitoring and fall prevention, patient education and entertainment, patient flow, and mobile communications. We have competitors in each of these product areas; however, we believe that we offer the only integrated suite of products that combines all of these areas into one cost-effective platform. Some of our competitors may be larger, may have greater financial resources, and may have a longer history than us. We compete with them based on price, engineering and technological expertise, knowledge and the quality of our products, systems and services. Additionally, we believe that the successful performance of our installed products and systems is a key factor in retaining current business, and gaining new business, as customers typically prefer to make significant purchases from a company with a solid performance history.

Clinical Video Monitoring and Fall Prevention: Cisco Systems, Inc., Avasure (a division of AvaSure Holdings, Inc.), and Royal Philips Electronics all provide clinical video monitoring tools. Cisco offers Virtual Patient Observation, a video monitoring tool aimed at reducing sitter costs and preventing patient falls. AvaSure offers a similar application using cameras mounted on a rolling camera stand, aimed at preventing patient falls. Philips offers the eICU product, which primarily targets a high-definition monitoring of patients in intensive-care applications and also provides telephonic consults.

Alternative fall prevention mechanisms include physical sensors manufactured by Stanley and Posey, and beds which include fall alarms manufactured by Stryker and Hill-Rom. Customers may consider these physical fall prevention mechanisms to be alternatives to a video-based fall prevention system such as the one we offer.

Patient Education and Entertainment: There are many vendors who offer patient entertainment products, and most of them also provide a portal for accessing patient educational content either authored by themselves or by third parties. Our major competitors include the GetWellNetwork (privately held by Welsh, Carson, Anderson & Stowe), Skylight Healthcare Systems, and Sonifi Solutions, Inc., all of which offer interactive patient communications systems.

Patient Flow: These systems may be called patient flow, census, bed tracking, patient tracking, or “bed board” applications. Our major competitors include companies that offer focused solutions such as TeleTracking Technologies, Inc., Aionex, Inc., and BedWatch, Inc. Additionally some Electronic Medical Record vendors offer similar products which may compete with our patient flow product.

Mobile Communications: Some competitors offer mobile communications on smart phones or voice-activated pendants which operate over the hospitals Wi-Fi system, including Vocera, Inc., and Voalte, Inc. Other competitors offer special-purpose phones that operate on the cellular network or other wireless technology, and provide notifications to caregivers within the hospital.

The clinical systems offered by our competitors do not appear to offer a video monitoring and observation option as provided by our system. It appears that we are the only company that offers solutions in more than one of the categories listed above.

In addition to favorable economics and enhanced patient care, safety and satisfaction, we also compete on the basis of quality of services provided. Our management believes that our GuestView patient services suite will provide revenue protection for our contracted hospitals under the Value Based Purchasing initiative which is part of the Patient Protection and Affordable Care Act, prompting hospitals to focus on Patient Satisfaction and Hospital Consumer Assessment of Healthcare Providers and Systems to (i) prompt each healthcare facility to promote patients’ use of NetView, MovieView, and PatientView, and (ii) encourage the hospital to expand its use of pre-procedure and condition videos, welcome videos, and other ancillary services.

We believe we also compete based on the success of our products and services which provide our customers with following:

•            significant and tangible cost savings,

•            reductions in patient falls and pressure ulcers,

•            improved documentation, quality and timeliness of patient care,

•            enhanced safety and security for patients and facilities,

•            support for new technologies,

•            business growth,

•            return on investment, and

•            enhanced patient satisfaction.

We are currently unable to predict what competitive impact any regulatory development and advances in technology will have on our future business and results of operations. We believe our success depends upon our ability to maintain and enhance the performance, content and reliability of our products in response to the evolving demands of the industry and any competitive products that may emerge. We cannot give assurances that we will be able to do so successfully or that any enhancements or new products that we introduce will gain acceptance in the marketplace. If we are not successful or if our products are not accepted, we could lose potential customers to our competitors.

Domain Names

The Company’s maintains a website at www.care-view.com.

Major Customers

We derive all of our revenues from hospitals. For the year ended December 31, 2013, 68 hospitals accounted for all of our revenue. During 2013, IASIS Healthcare Corporation and Health Management Associates, Inc. (“HMA”) accounted for 53% and 30% of our net revenues respectively. For the year ended December 31, 2012, 55 hospitals accounted for all of our revenue while HMA with 45 individually billed hospitals accounted for 80% of our revenue although no single hospital of their group accounted for more than 7%.

Backlog

Our estimated backlog is driven by signed P&S Agreements. Each P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed.  Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis.  Backlog as of December 31, 2013 that is expected to be billed during 2014 is approximately $2,500,000 as compared to approximately $1,500,000 as of December 31, 2012. As most P&S Agreements are for five years with a minimum of two or three years, much of the current backlog will have future value to be billed as the P&S Agreements move toward expiration and potential renewal.  The amount of backlog to be billed beyond December 31, 2014 is approximately $4,700,000.

Research and Development Activities

The cost of our research and development activities for the years ended December 31, 2013 and 2012 totaled approximately $860,000 and $951,000, respectively. None of the cost of such activities was borne directly by our customers. To date, we have not performed any customer-sponsored research and development activities relating to any new products or services.

Governmental Approval

Neither our Company nor our products are subject to government approval beyond required FCC certifications. Certain medical devices and applications may be subject to Section 510(k) of the Food, Drug, and Cosmetics Act, which regulates the ability of medical device manufacturers to market their devices. CareView has reviewed the requirements for registration, and at the current time, we do not believe that our suite of applications is subject to 510(k) regulation. Although the parameters of our CareView System products and services complies with HIPAA as far as use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPAA regulations. We do not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession. We are unaware of any probable government regulations that may affect our business in the future. We have received UL and FCC approval on our products. Additionally, the Center for Medicare and Medicaid Services does not pay or reimburse any party for use of our products and services.

Environmental Laws

Our Company and our products are not affected by any federal, state, or local environmental laws; therefore, we have reserved no funds for compliance purposes.

Employees

As of the filing date of this Report, we employed 42 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

Financial Information about Segments and Geographic Areas

Our business consists of a single segment of products and services all of which are sold and provided within the United States.

Reports to Security Holders

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at http://www/sec.gov.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to: Steven G. Johnson, Chief Executive Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067 or by downloading these reports and further information about our company on our website at http://www.care-view.com.

We have adopted a Code of Business Conduct and Ethics for all of our officers and directors and a Code of Ethics for Financial Executives. These codes are available for download on our website or may be obtained by making a request in writing to Steven G. Johnson, as indicated hereinabove.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067 under a lease that expires on June 30, 2015. The lease contains renewal provisions under which we may renew for an additional three year period under the same terms and conditions. The current base lease rate through the termination date is $14,219 monthly. We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB under the symbol “CRVW.” The following table shows the high and low sales prices of our Common Stock for each full quarterly period within the two most recent fiscal years. The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2013
Fourth Quarter	$0.53	$0.31
Third Quarter	$0.69	$0.50
Second Quarter	$0.75	$0.52
First Quarter	$0.90	$0.51

Fiscal Year 2012
Fourth Quarter	$1.20	$0.70
Third Quarter	$1.38	$1.01
Second Quarter	$1.68	$1.25
First Quarter	$1.80	$1.50

Holders

Records of our stock transfer agent indicate that as of March 28, 2014, we had approximately 104 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 991 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 138,753,397 shares of Common Stock issued and outstanding.

Dividends

Certain covenants included in the Comerica Revolving Line of Credit preclude us from paying any dividends or making any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock. The Comerica Revolving Line of Credit notwithstanding, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operation, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deem relevant.

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by the Company’s shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plan approved by security holders: 2007 Plan	5,300,920	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	8,446,556	$0.63	2,285,948
Total	13,747,476	$0.59	2,285,948

Recent Sales of Unregistered Securities

On November 1, 2013, we issued a Non-Qualified Stock Option (“Option”) to Sandra McRee, Chief Operating Officer, for the purchase of 2,000,000 shares of our Common Stock as part of her employment package. The ten-year Option has an exercise price of $0.51 per share and a fair market value of approximately $642,000. The underlying shares vest annually over a three-year period.

On January 2, 2014, we issued an Option to David White (elected to the Board of Directors on January 1, 2014) for the purchase of 500,000 shares of our Common Stock. The ten-year Option has an exercise price of $0.40 per share and the underlying shares vest annually over a three-year period.

On January 2, 2014, we issued an Option to Jason Thompson (elected to the Board of Directors on January 1, 2014) for the purchase of 150,000 shares of our Common Stock. The ten-year Option has an exercise price of $0.40 per share and the underlying shares vest annually over a three-year period.

Cancellation and Expiration of Options

During the year ended December 31, 2013, Options to purchase an aggregate of 320,836 shares were cancelled due to resignation and termination of twelve employees. In addition, during the same time period, Options to purchase an aggregate of 86,665 shares expired.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis or Plan of Operation

Overview

You should read the following discussion and analysis in conjunction with the information set forth under our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Company Overview

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our CareView System suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. CareView understands the importance of providing high quality patient care in a safe environment and believes in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient's hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients' falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

Liquidity and Capital Resources

We began the operation of our current business plan in 2003 and have not yet attained a level of revenue to allow us to meet our current overhead and financing costs. We have historically reported net losses from operations and negative cash flows. Our cash position at December 31, 2013 was approximately $4,125,000. We are required to maintain a minimum cash balance of $4,000,000 pursuant to existing loan documents. Falling below that balance triggers a default with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (see NOTE 11 in the accompanying consolidated financial statements for further details) and Comerica Bank and Bridge Bank (see NOTE 12 in the accompanying consolidated financial statements for further details). In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. In order to support current and future operations, on January 16, 2014, we closed a $5 million funding (see NOTE 17 in the accompanying consolidated financial statements for further details). Upon receipt of this $5,000,000 funding, the minimum cash balance reference above was increased to $5,000,000 pursuant to existing loan documents. We expect that the proceeds from this private offering and funding, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

As more fully described in NOTE 12 in the accompanying consolidated financial statements, we have an additional financial resource with the Comerica/Bridge Bank revolving credit line for $20,000,000 (“Revolving Line”). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will have the need to address additional capital requirements through the Revolving Line under which we can borrow up to $20,000,000 by using eligible signed customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line at December 31, 2013 and at the time of this filing. At December 31, 2013, the outstanding Revolving Line balance was $982,555. The Revolving Line expires in June 2014 unless extended by mutual agreement.

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

We believe that we will achieve operating profitability in late 2014; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

As of December 31, 2013, our working capital was approximately $1,600,000, our accumulated deficit was approximately $79,800,000, and our stockholders’ deficit was approximately $8,800,000. Operating loss was approximately $6,600,000 and $11,100,000 for the years ended December 31, 2013 and 2012, respectively. Our net loss attributable to CareView was approximately $14,500,000 and approximately $18,500,000 for the years ended December 31, 2013 and 2012, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2013 and 2012.

	2013	2012
	(000’s)
Net cash flows used in operating activities	$(4,553)	$(7,322)
Net cash flows used in investing activities	(444)	(1,011)
Net cash provided by financing activities	3,708	5,220

Decrease in cash	(1,289)	(3,113)
Cash at beginning of period	5,414	8,527

Cash at end of period	$4,125	$5,414

The decrease in cash flows used in operating activities of approximately $2,800,000 is primarily a result of reduction in operating expenses and an increase in revenue. The decrease in cash flows used in investing activities of approximately $600,000 is primarily a result of reductions related to purchases and installation of CareView Systems. The decrease in cash provided by financing activities of approximately $1,500,000 million primarily reflects the $5,000,000 loan from HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (as more fully described in NOTE 11 in the accompanying consolidated financial statements) during 2012 versus the Securities Purchase Agreement with net proceeds of approximately $2,700,000 during 2013 (as more fully described in NOTE 4 in the accompanying consolidated financial statements) and approximately $1,000,000 borrowing against the Revolving Line.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(000’s)
Revenue, net	$2,069	$1,630	$439
Operating expenses:
Network operations	2,477	2,906	(429)
General and administration	2,735	4,808	(2,073)
Sales and marketing	999	1,927	(928)
Research and development	860	951	(91)
Depreciation and amortization	1,612	2,113	(501)
Operating expenses	8,683	12,705	(4,022)
Operating loss	$(6,614)	$(11,075)	$4,461

Revenue, net

Revenue increased approximately $400,000 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Hospitals with billable units increased to 68 for the year ended December 31, 2013 as compared to 55 for the comparable period for the prior year. Of the 68 hospitals with billable units on December 31, 2013, two hospitals groups accounted for 45 and 14 of the total, respectively. Billable units (RCPs and Nurse Stations) for all hospitals totaled 3,292 (3,155 and 137, respectively) on December 31, 2013 as compared to 2,078 (2,016 and 62, respectively) on December 31, 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2013	2012
Human resource costs, including benefits	41%	30%
Non-cash expense (options and warrants for services)	6%	12%
Depreciation and amortization expense	19%	17%
Professional fees and consulting	10%	13%
Product deployment costs	8%	10%
Travel and entertainment	9%	7%
Other	7%	11%

Operating expenses decreased by approximately $4,000,000 (32%) as a result of the following items:

(000’s)
Decrease in human resource costs	$(240)
Decrease in non-cash expense (options and warrants for services)	(1,064)
Decrease in depreciation and amortization	(501)
Decrease in product deployment costs	(544)
Decrease in travel and entertainment	(122)
Decrease in professional and consulting	(784)
Decrease in other	(767)
$(4,022)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count in 2013 compared to 2012. While we had 42 employees at December 31, 2013 as compared to 45 for the comparable period for the prior year, on average we employed 44 employees over the course of 2013 as compared to 49 for the comparable prior year period.

Non-cash expense decreased as a result of reduced costs related to the fair value of warrants issued for services for the comparable periods as well as reductions in non-cash compensation expense between the two periods.

The decrease in depreciation and amortization expense was primarily related to reduced amortization expense of intellectual property and software purchase costs fully amortized at December 31, 2012.

During 2012, we expensed certain previously capitalized installation costs totaling approximately $400,000 resulting from a customer’s notification that due to a variety of budgetary concerns (i.e., Patient Protection and Affordable Care Act and other economic concerns specifically, the fiscal cliff), they wanted to reduce their number of billable units, otherwise, product deployment costs decreased by approximately $100,000.

Travel and entertainment expense decreased as a result of reduced sales lead activity partially offset by increased installation and training efforts related to supporting our existing installed base.

The decrease in professional and consulting fees was primarily a result of: (i) reduced administrative support assistance and public company filing support costs totaling approximately $618,000, (ii) reduced third party product deployment support services totaling approximately $111,000, and (iii) reduced third party sales and marketing efforts to aid us with sales and contract negotiations totaling approximately $55,000.

Other decreased primarily as a result of (i) the recovery of certain property taxes over accrued in 2012 totaling approximately $332,000 and (ii) the accounting treatment of the fair value of warrants issued with our April 1, 2013 private placement totaling approximately $302,000 (see NOTE 4 in the accompanying consolidated financial statements for further details).

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	if requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, complex derivative financial instruments, and impairment of long-lived assets.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Complex Derivative Financial Instruments. From time to time we sell common stock and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we used an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carry forward or a tax credit carry forward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carry forward or tax credit carry forward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits, as appropriate, in the consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.

In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (Loss) (“AOCI”). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for the quarter ended March 30, 2013. The adoption of this guidance did not have an impact on our financial position or results from operations.

In July 2012, the FASB guidance giving entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Events Since December 31, 2013

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”) and agreed to sell and issue to the Investors (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment as described therein) and (ii) additional warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment as described therein).

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements.

Contractual Arrangements

Provided in the table below are our known contractual obligations as of December 31, 2013.

Contractual Obligations (000’s)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-Term Debt	$34,190	—	—	—	$34,190
Operating Lease	256	$171	$85	—	—
Total	$34,446	$171	$85	$—	$34,190

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements may be found at pages F-1 through F-6 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The following table sets forth information on our executive officers and directors as of the filing of this Report. All executive officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified. We do not have any promoters or control persons.

Name	Age	Position	Date Elected Director	Date Appointed Officer

L. Allen Wheeler	81	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	January 26, 2006	September 6, 2013
Steven G. Johnson	54	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Sandra K. McRee	58	Chief Operating Officer	N/A	November 1, 2013
Jeffrey C. Lightcap	55	Director	April 21, 2011	N/A
David R. White	66	Director	January 1, 2014	N/A
Jason T. Thompson	39	Director	January 1, 2014	N/A

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

Anthony P. Piccin resigned as our Chief Financial Officer, Treasurer and Secretary on September 6, 2013. We are actively pursuing a qualified candidate to serve in those positions. Until such time as those positions are filled, Steven Johnson, our Chief Executive Officer and President, will also serve as our Secretary and Treasurer. In addition, L. Allan Wheeler, our Chairman of the Board and former chairman of the Audit Committee, will serve as our Principal Financial Officer and Chief Accounting Officer as those positions relate to our annual and quarterly filings with the SEC.

Identification of Certain Significant Employees

Kyle Johnson, our Director of Technology, and Matthew Clark, our VP of Software Development and Technical Support, are considered significant employees. An overview of each of their business experience follows in Business Experience found within this Item 10.

Family Relationships

There are no family relationships between our officers and directors.

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employees follows:

Steve G. Johnson – Chief Executive Officer, President, Secretary, Treasurer, Director

Steven G. Johnson currently serves as Chief Executive Officer (effective January 1, 2014), President, Secretary, Treasurer and Director. Mr. Johnson also served as Chief Operating Officer until November 1, 2013. In December 2003, he filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States, which invention was subsequently assigned to CareView and was issued a patent number by the USPTO. The technology underlying this patent is the basis of the CareView System suite. Mr. Johnson is also one of the inventors on three issued patents for a Non-intrusive data transmission network for use in an enterprise facility and method for implementing in the U.S., a System and Method for Documenting Patient Procedures in the U.S., and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S., and five additional pending patent applications for a System and Method for Predicting Falls in the U.S., a continuation patent for System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers, an Electronic Patient Sitter Management System and Method for Implementing in the U.S., a Noise Correcting Patient Fall Risk State System and Method for Predicting Patient Falls in the U.S., and a System and method for monitoring a fall state of a patient and minimizing false alarms in the U.S., all technology currently being deployed or in further development by CareView. Mr. Johnson has over 20 years of experience in the cable and wireless business.

Before joining CareView in 2006, he served as Chief Executive Officer of Cadco Systems, a manufacturer of CATV and telecommunications equipment from 1997. From February 1991 to February 1996, he served as CEO, President and Director of American Wireless Systems, which he restructured and sold to Heartland Wireless Communications. Mr. Johnson also served as founder and President of Hanover Systems, a manufacturer of telecommunications equipment. Mr. Johnson has been actively involved with the wireless cable industry since 1984 and has served on the board of directors of the Wireless Cable Association and its FCC regulatory committee. Mr. Johnson developed various electronic telecommunications equipment for the wireless cable industry including microwave downconverters, wireless cable set top converters, antennas, and MMDS transmitters. Mr. Johnson’s accumulated knowledge in the field of technology, coupled with his development of patentable technology, makes him an invaluable member of our management team. Mr. Johnson earned his B.A. in Economics and Business Administration from Simpson College. Mr. Johnson is the father of Kyle Johnson, our Director of Technology.

Sandra K. McRee – Chief Operating Officer

Sandra K. McRee joined CareView as Chief Operating Officer effective November 1, 2013. Ms. McRee also currently serves as President of McRee Consulting. Ms. McRee most recently served as the Vice Chair of the Board of Directors of IASIS Healthcare from April 2010 until October 2011. Previously, she served as Chief Operating Officer of IASIS from May 2001 until October 2010, and President from May 2004 to April 2010. At IASIS, she was responsible for overseeing all aspects of IASIS’s hospital operations and was responsible for overseeing clinical systems; developing an appropriate mix of quality services, physician relationships, effective staffing and supply utilization; and managing capital investments related to operations. From April 1999 through May 2001, Ms. McRee was Regional Vice President for Province Healthcare Corporation where she oversaw five facilities in Florida, Louisiana and Mississippi. Ms. McRee has more than 35 years of healthcare management experience. Ms. McRee has spent her entire professional career in the healthcare industry. She currently serves on the Board of Directors of Denver School of Nursing, the Board of Directors of All About Women and serves on the Executive Leadership Team of Go Red for Women. Ms. McRee previously served on the Board of EDCare, a national emergency room management company owed by Gemini Investors from August 2005 to July 2008, and the Board of Directors of Mid-Western University from July 2000 to August 2004. Ms. McRee is a member of Women Business Leaders of the U.S. HealthCare Industry Foundation, a nonprofit organization that was established in 2001 to address the unique needs of women serving in a senior executive capacity in the U.S. healthcare industry.

L. Allen Wheeler – Chairman of the Board, Principal Financial Officer, Chief Accounting Officer

Mr. Wheeler has served as a Director of CareView since January 2006 and on January 1, 2014 became our Chairman of the Board. In addition, he currently serves as our Principal Financial Officer and Chief Accounting Officer while we seek a qualified candidate to fill those positions. Mr. Wheeler has been a private investor for over 40 years with interests in nursing homes, real estate, cable, television and radio stations, real estate and ranching. Mr. Wheeler is the former Chairman of the Board of Texoma Medical Center and former President of the Durant Industrial Authority. Mr. Wheeler’s knowledge of the healthcare industry (as it relates to nursing homes), his technical knowledge of the broadcast television industry, and his expertise relative to investments and equity placements, qualifies him as a significant member of our board of directors. Mr. Wheeler earned his B.A. from Southeastern Oklahoma State University.

Jeffrey D. Lightcap – Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011 pursuant to the requirements of the loan agreements between HealthCor and the Company. Mr. Lightcap is a Senior Managing Director at HealthCor Partners, having joined HealthCor Partners in October 2006.  From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm.  Prior to JLL, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group.  Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago. Although Mr. Lightcap’s election as a director was a stipulated requirement of our agreement with HealthCor, his experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

David R. White – Director

David R. White was elected as Director effective January 1, 2014. Mr. White served as the Chairman of the Board and Chief Executive Officer of IASIS from December 1, 2000 to November 1, 2010 and continues to serve as the Chairman of IASIS’s Board of Directors. He served as the President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 to November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation and as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, Tennessee in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, Texas in 1973. He currently also serves on the Board of Directors at Corindus, Inc., a robotic medical device company.

Jason T. Thompson - Director

Jason T. Thompson was elected as a Director of CareView effective as of January 1, 2014.  Mr. Thompson is an attorney and a member of the transactional group of Michael Best & Friedrich LLP where he focuses on mergers and acquisitions and general corporate matters, having joined Michael Best in September 2006.  Mr. Thompson assists his clients with negotiating and structuring many types of transactions and agreements, including those related to corporate reorganizations, buyout transactions and venture capital investment transactions.  In addition, he is President of Thompson Family Holdings, LLC, which invests in, and consults for, a number of healthcare companies, having joined Thompson Holdings in 2010.  From 1999 to 2004, Mr. Thompson served as Vice President of Development and Planning for Bulk Petroleum Corporation, where he oversaw sales, operations, client maintenance, scheduling accounting and workforce management for its construction projects.  Prior to joining Bulk Petroleum, Mr. Thompson was a senior auditor with Arthur Andersen.  He is a certified public accountant.  Mr. Thompson received a BBA in Accounting from the University of Wisconsin – Madison in 1996 and in 2006, received his JD from the University of Wisconsin, where he was a member of the Wisconsin Law Review.  His business, accounting and legal experience makes him well-suited to serve as one of the Company’s directors.

Kyle Johnson - Director of Technology

Kyle Johnson has served as our Director of Technology since August 2006 and is responsible for the design and development of our Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView System suite. Mr. Johnson is also one of the inventors on one issued patent for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and an additional pending patent application for a System and Method for Predicting Falls in the U.S. (the technology underlying CareView’s Virtual Bed Rails). From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, our Chief Executive Officer and President.

Matthew Clark – VP of Software Development and Technical Support

Matthew Clark has been with CareView since October 2008 and currently serves as our VP of Software Development and Technical Support. He is responsible for software development, personnel and technical infrastructure, and customer support. Mr. Clark is also one of the inventors on an issued patent application for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and two pending patent applications for Electronic Patient Sitter Management System and Method for Implementing in the U.S., and System and method for light noise suppression in patient monitoring in the U.S. From October 2007 to October 2008, Mr. Clark served as Senior Manager of Engineering for EMC Corporation, a U.S. Fortune 500 company and provider of information infrastructure systems, software and services. In that position, Mr. Clark focused on assisting network managers in maintaining compliance, and was responsible for product concepts, requirements, design and implementation. From January 2001 to October 2007, Mr. Clark served in various capacities at Voyence, Inc., a technology solutions company that was acquired by EMC Corporation in 2007, including Director of Reporting and Maintenance Development, Director of Quality Assurance, and Development Manager. At Voyence, Mr. Clark was responsible for maintaining overall quality assurance and developing testing strategies for major software releases. He was involved in developing advanced reporting for prototype components and assessment and remediation of network device vulnerability. Mr. Clark earned his BBA, Management Information Systems and Accounting at Baylor University.

Other Directorships

Other than as indicated within this section at Business Experience, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the “Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

Audit Committee

The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16 (Communications with Audit Committees) and Rule 3520 (Auditor Independence), and makes recommendations to the board of directors regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.

Our Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) review and appraise the audit efforts of our independent registered accounting firm; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

For the year ended December 31, 2013, our Audit Committee consisted of three members of the Company’s Board of Directors, namely Allen Wheeler as Chair, Tommy G. Thompson and Jeffrey Lightcap. As of the filing date of this Report, our Audit Committee for fiscal year 2014 consists of three members; namely, Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

Compensation Committee

Our Compensation Committee’s function is to provide assistance to our Board of Directors in fulfilling their responsibility to our shareholders, potential shareholders, and the investment community relating to developing policies and making specific recommendations to the Board of Directors with respect to the direct and indirect compensation of our executive officers. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. The Compensation Committee’s primary duties and responsibilities are to: (i) review and approve our Company’s goals relevant to the compensation of our Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to those goals, and set the Chief Executive Officer’s compensation based on that evaluation; (ii) assess the contributions of individual executives and recommend to the Board of Directors levels of salary and incentive compensation payable to them; (iii) compare compensation levels with those of other leading companies in the industry; (iv) grant stock incentives to key employees and administer our stock incentive plans; (v) monitor compliance with legal prohibition on loans to directors and executive officers; and (vi) recommend to the Board of Directors compensation packages for new corporate officers and termination packages for corporate officers as requested.

For the year ended December 31, 2013, three members of our Board of Directors serve on the Compensation Committee, namely Tommy G. Thompson as Chair, Allen Wheeler and Jeffrey C. Lightcap. As of the filing date of this Report, our Compensation Committee for fiscal year 2014 consists of three members; namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of the Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Compensation Committee’s Chair and members are to be designated annually by a majority vote of the Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board.

Nominating Committee

We do not currently have a Nominating Committee and the Board, as a whole, identifies director nominees by reviewing the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into consideration the current Board members and the specific needs of our Company and our Board. Among the qualifications to be considered in the selection of candidates, the Board considers the following attributes and criteria of candidates: experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment and independence. Our Board recognizes that nominees for the Board should reflect a reasonable diversity of backgrounds and perspectives, including those backgrounds and perspectives with respect to business experience, professional expertise, age, gender and ethnic background. Nominations for the election of directors may be made by any member of the Board.

The Board will also evaluate whether the nominee’s skills are complementary to the existing Board members’ skills; the Board’s needs for operational, management, financial, technological or other expertise; and whether the individual has sufficient time to devote to the interests of our Company. The prospective Board member cannot be a board member or officer at a competing company nor have relationships with a competing company and must be clear of any investigation or violations that would be perceived as affecting the duties and performance of a director.

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

Our Board is comprised of accomplished professionals who represent diverse and key areas of expertise including national business, operations, manufacturing, government, finance and investing, management, entrepreneurship, higher education and science, research and technology. We believe our directors’ wide range of professional experiences and backgrounds, education and skills has proven invaluable to our Company and we intend to continue leveraging this strength.

Board Involvement in Risk Oversight

Our Board of Directors is responsible for oversight of ours risk assessment and management process. We believe risk can arise in every decision and action taken by us, whether strategic or operational. Our comprehensive approach is reflected in the reporting processes by which our management provides timely information to the Board of Directors to support its role in oversight, approval and decision-making.

The Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. The Board of Directors approves our high level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business.

The Board of Directors serving on the Compensation Committee have basic responsibility for oversight of management’s compensation risk assessment, and that committee reports to the Board on its review. Our Board of Directors also delegated tasks related to risk process oversight to our Audit Committee, which reports the results of its review process to the Board of Directors. The Audit Committee’s process includes a review, at least annually, of our internal audit process, including the organizational structure, as well as the scope and methodology of the internal audit process. The Board, as a whole, functions as the nominating committee to oversee risks related to our corporate governance, including director performance, director succession, director education and governance documents.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors and executive officers of the Company. This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis.

Code of Ethics for Financial Executives

Our Board of Directors has adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of our financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of our financial executives are required to sign this code on an annual basis.

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Insider Trading Policy outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to our reputation for integrity and ethical conduct. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.

Whistleblower Policy

Our Board of Directors has adopted a Whistleblower Policy to establish and maintain a complaint program to facilitate (i) the receipt, retention and treatment of complaints received by us regarding our accounting, internal accounting controls, auditing matters or violations of the Code of Conduct and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Any person with a concern relating to the Accounting Policies or compliance with our Code of Conduct should submit their concern in writing to the Chair of our Audit Committee. Complaints may be made without fear of dismissal, disciplinary action or retaliation of any kind. We will not discharge, discipline, demote, suspend, threaten or in any manner discriminate against any officer or employee in the terms and conditions of employment based on any lawful actions with respect to (i) good faith reporting of concerns or complaints regarding Accounting Policies, or otherwise specified in Section 806 of the U.S. Sarbanes-Oxley Act of 2002, (ii) compliance with our Code of Conduct or (iii) providing assistance to the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, investigating a concern.

Related Party Transactions Policy

Our Board of Directors has adopted a Related Party Transactions Policy as we recognize that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Therefore, the Board determined that our Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions The Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. Our President is responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to us in connection with duly approved related party transactions during the preceding fiscal quarter. The President is responsible for reviewing and approving all payments made by or to us in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to us in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Committee Charters, Corporate Governance Guidelines, and Codes of Ethics

Our Board of Directors has adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee. We post on our website, at www.Care-View.com, the charters of our Audit and Compensation Committees, our Code of Conduct and Ethics, our Code of Ethics for Financial Executive, and any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Board Meetings and Committees; Annual Meeting Attendance

We held six meetings of the Board of Directors during the year ended December 31, 2013 and conducted other business through unanimous written actions by its Board of Directors.

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

Our Articles of Incorporation and Bylaws provide that we may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents. Insofar as indemnification by us for liabilities arising under the Securities Act that may be permitted to our officers and directors pursuant to the foregoing provisions or otherwise, we are aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2013 and 2012. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Samuel A. Greco(2)	2013	$250,000	—	—	—	—	—	$24,054	$274,054
(CEO)	2012	$250,000	—	—	—	—	—	$35,600	$285,600

Steven G. Johnson(3)	2013	$250,000	—	—	—	—	—	$19,791	$269,791
(President/COO)	2012	$250,000	—	—	—	—	—	$27,364	$277,364

Sandra K McRee(4)	2013	$35,000	—	—	$642,000	—	—	—	$677,000
(COO)	2012	—	—	—	—	—	—	—	—

L. Allen Wheeler(5)	2013	—	—	—	—	—	—	—	—
(Principal Financial Officer)	2012	—	—	—	—	—	—	—	—

Anthony P. Piccin(6)	2013	$124,520	—	—	—	—	—	$13,809	$138,329
(former CFO/Treas./Sec.)	2012	$150,101	—	—	$24,650	—	—	$18,105	$192,856

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.
(2)	For 2013: All Other Compensation includes $9,000 for car allowance and $15,054 for health insurance premiums paid on Mr. Greco’s behalf. Mr. Greco resigned effective December 31, 2013. For 2012: All Other Compensation includes $9,000 for car allowance and $27,000 for health insurance premiums paid on Mr. Greco’s behalf.
(3)	For 2013: All Other Compensation includes $9,000 for car allowance and $10,791 for health insurance premiums paid on Mr. Johnson’s behalf. Mr. Johnson resigned as Chief Operating Officer effective November 1, 2013. For 2012: All Other Compensation includes $9,000 for car allowance and $18,364 for health insurance premiums paid on Mr. Johnson’s behalf.
(4)	For 2013: (i) Option Awards includes Options to purchase 2,000,000 shares of our Common Stock and (ii) All Other Compensation is for health insurance premiums paid on Ms. McRae’s behalf. Ms. McRee became Chief Operating Officer effective November 1, 2013.
(5)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of Mr. Piccin.
(6)	For 2013: All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf. For 2012: (i) Option Awards includes Options to purchase 50,000 shares of the Company’s Common Stock, and (ii) All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2013, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options. For further clarification, Mr. Piccin resigned effective September 6, 2013 and Mr. Greco resigned effective December 31, 2013.

	Option Awards							Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis-able		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Samuel A. Greco	620,936	(1)	—		—	$0.44	12/02/17	—	—	—	—
(CEO)	500,000	(2)	—		—	$0.52	03/09/19	—	—	—	—
	2,762,809	(3)	—		—	$0.52	10/08/19	—	—	—	—
	50,000	(4)	—		—	$0.52	01/05/20	—	—	—	—
	50,000	(5)	—		—	$0.52	03/25/20	—	—	—	—
Steve G. Johnson	50,000	(4)	—		—	$0.52	01/05/20	—	—	—	—
(Pres./ COO)	50,000	(5)	—		—	$0.52	03/25/20	—	—	—	—
Sandra K McRae (COO)	—		2,000,000	(6)		$0.51	11/01/23	—	—	—	—
L. Allen Wheeler	75,000	(4)	—		—	$0.52	01/05/20	—	—	—	—
(Principal Financial Officer)	75,000	(5)	—		—	$0.52	03/25/20	—	—	—	—
Anthony P. Piccin (former CFO/Treas./Sec.)	—	(7)	—	(8)	—	—	—	—	—	—	—

(1)	All 620,936 underlying shares vested on December 3, 2007.
(2)	All 500,000 underlying shares vested on March 15, 2009.
(3)	An aggregate of 999,074 underlying shares vested on October 9, 2009 and an aggregate of 587,912 underlying shares vested on each of October 9, 2010 and 2011. An additional 587,911 underlying shares vested on October 9, 2012.
(4)	All underlying shares vested on January 6, 2010.
(5)	All underlying shares vested on December 31, 2010.
(6)	An aggregate of 666,667 underlying shares vest on each of November 1, 2014 and 2015, and 666,666 underlying shares vest on November 1, 2016.
(7)	An aggregate of 16,666 and 16,667 underlying shares vested on July 18, 2013 and December 22, 2012, respectively. Upon termination of employment and after the 90-day cancelation period, these options were canceled.
(8)	An aggregate of 8,334 and 32,666 underlying shares were granted on July 18, 2011 and December 22, 2011, respectively; however, were unvested, and upon termination of employment were cancelled. An aggregate of 50,000 underlying shares granted on December 3, 2012 were unvested and upon termination of employment were cancelled.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings. Our directors may also be granted non-qualified stock options from time to time.

We paid no compensation to our directors for services rendered for the year ended December 31, 2013. The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Com-pensation ($)	Total ($)
Tommy G. Thompson(2)	—	—	$136,400	—	—	—	$136,400
Jeffrey C. Lightcap	—	—	—	—	—	—	—

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.
(2)	Includes 100,000 underlying shares vested on January 6, 2010, and 100,000 underlying shares vested on December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	13,402,343	(2)	9.65%

Common Stock	Sandra K. McRee (Chief Operating Officer)	—		—

Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer, Chief Accounting Officer)	14,900,381	(3)	10.73%

Common Stock	Jeffrey C. Lightcap (Director)	57,545,717	(4)	29.32%

Common Stock	David R. White (Director)	—		—

Common Stock	Jason T. Thompson (Director)	—		—

Common Stock	All Officers & Directors as a Group (6 persons)	85,848,441	(5)	43.68%

	Name and Address of Shareholders

Common Stock	Robert J. Smith (Shareholder) 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,106,606	(6)	9.18%

Common Stock	FMR, LLC (Shareholder) 82 Devonshire St. Boston, MA 02109	10,425,300	(7)	7.51%

Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	19,364,242	(8)	13.96%

Common Stock	Hartford Series Fund, Inc. 500 Bielenberg Drive Woodbury, MN 55125-1400	9,068,385	(9)	6.54%

Common Stock	HealthCor Management, LP et al Carnegie Hall Tower, 152 West 57th Street New York, NY 10019	57,545,717	(4)	29.32%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 138,753,397 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 208,977 shares directly owned by Mr. Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options and (ii) 13,093,366 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 138,853,397 shares which would be outstanding if all of Johnson’s vested Options were exercised.

(3)	This amount includes (i) 516,345 shares directly owned by Wheeler, (ii) 150,000 shares due to Wheeler upon exercise of Options, (iii) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (iii) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Mr. Wheeler owns 50%. The percentage of class for Wheeler is based on 138,903,397 shares which would be outstanding if all of Wheeler’s vested Options were exercised.
(4)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LCC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 57,545,717 shares, representing (i) 13,041,335 shares that may be acquired upon conversion of the 2014 Notes (including interest paid in kind through May 20,2014), (ii) 5,350,009 shares that may be acquired upon conversion of the 2012 Notes (including interest paid in kind through May 20, 2014), (iii) 23,371,514 shares that may be acquired upon conversion of the 2011 Notes (including interest paid in kind through May 20, 2014), and (iv) 15,782,859 shares that may be acquired upon exercise of Warrants. The percentage of class for Reporting Persons is based on 192,299,114 shares which would be outstanding if the 2014 Notes, 2012 Notes and 2011 Notes were converted and all Warrants were exercised.
(5)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 191,813,775 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(6)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith’s minor children, (iii) 5,711,823 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Mr. Smith, and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 142,753,397 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.
(7)	These shares are beneficially owned by Puritan Fund, an investment company registered under the Investment Company Act of 1940, and an investment company of FMR, LLC. Various persons have the right to vote the shares, receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of these shares.
(8)	Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 19,364,242 shares which are held of record by its clients. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Of those clients, only Hartford Capital Appreciation HLS Fund is known to have such right or power with respect to more than five percent of the shares.
(9)	Hartford Series Fund, Inc., in its capacity as an investment company registered under Section 8 of the Investment Company Act of 1940, may be deemed to beneficially own 9,068,385 shares on behalf of Hartford Capital Appreciate HLS Fund and has shared power to vote and direct the sale of the shares.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about our Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2013, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2013.

Related Party Transactions Policy

As indicated hereinabove, our Board of Directors adopted a Related Party Transactions Policy and all related party transactions will be disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Director Independence

Although our Board of Directors believes that our directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2013 quarterly reviews and the annual integrated audit for the year ended December 31, 2013 is estimated to be $138,000. BDO billed us $254,000 for professional services rendered for the annual audit fee for the year ended December 31, 2012 and for quarterly review of our financial statements for 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2013 rendered by BDO is approximately $33,000.  BDO billed us $37,000 for tax return preparation for the year ended December 31, 2012.

All Other Fees.  We incurred no other fees for the 2013 and 2012 fiscal years.

The Audit Committee of our Board of Directors adopted a policy requiring that it pre-approve all fees paid to our independent registered public accounting firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)
3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)
3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)
3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)
3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)
3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)
3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.61	06/21/10	Indemnification Agreement, form of(1)

10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.93	01/09/12	Binding Term Sheet(3)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	03/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.105	05/31/12	Addendum to Consulting Agreement with Foundation Medical(13)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.107	11/02/12	Release Agreement with Stephen Ecker(14)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.110	11/13/12	First Addendum to Consulting Agreement between the Company and Heartland Energy Partners, LLC(17)

10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) ) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.118	09/06/13	Resignation Letter of Anthony P. Piccin(20)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.125	12/31/13	Binding Term Sheet between the Company and HealthCor(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/28/14	Subsidiaries of the Registrant*
31.1	03/28/14	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/28/14	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/28/14	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/28/14	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2010.
(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 9, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.
(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.
(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.
(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 28, 2014

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson Chief Executive Officer Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven G. Johnson and L. Allen Wheeler and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer,	March 28, 2014
Steven G. Johnson	President, Secretary, Treasurer, Director

/s/ L. Allen Wheeler	Chairman of the Board,	March 28, 2014
L. Allen Wheeler	Principal Financial Officer, Chief Accounting Officer

/s/ Sandra K. McRee	Chief Operating Officer	March 28, 2014
Sandra K. McRee

/s/ Jeffrey C. Lightcap	Director	March 28, 2014
Jeffrey C. Lightcap

/s/ David R. White	Director	March 28, 2014
David R. White

/s/ Jason T. Thompson	Director	March 28, 2014
Jason T. Thompson

Tel: 214-969-7007 Fax: 214-953-0722 www.bdo.com	700 North Pearl, Suite 2000 Dallas, TX 75201

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CareView Communications, Inc.

Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, TX

March 28, 2014

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,125,180	$5,413,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $80,235, respectively	305,033	367,742
Other current assets	165,531	194,592
Total current assets	4,595,744	5,976,182
Property and equipment, net of accumulated depreciation of $4,255,233 and $2,726,234, respectively	6,364,609	7,861,537
Other Assets:
Intangible assets, net of accumulated amortization of $43,921 and $19,839, respectively	252,989	208,974
Other assets	1,224,554	2,019,856
	1,477,543	2,228,830
Total assets	$12,437,896	$16,066,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$414,888	$166,373
Revolving line of credit	982,255	—
Notes payable, net of debt discount of $0 and $32,988, respectively	442,519	410,586
Mandatorily redeemable equity in joint venture, net of debt discount of $0 and $32,988, respectively	442,519	410,586
Accrued interest	127,327	59,872
Other current liabilities	538,142	802,528
Total current liabilities	2,947,650	1,849,945

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $16,248,228 and $17,791,104, respectively	17,941,662	12,439,154
Fair value of warrant liability	370,865	—
Lease liability, net of current portion	8,607	25,824
Total long-term liabilities	18,321,134	12,464,978
Total liabilities	21,268,784	14,314,923

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 138,753,397 and 132,526,042 issued and outstanding, respectively	138,753	132,526
Additional paid in capital	71,202,451	67,224,170
Accumulated deficit	(79,793,823)	(65,275,518)
Total CareView Communications Inc. stockholders’ equity (deficit)	(8,452,619)	2,081,178
Noncontrolling interest	(378,269)	(329,552)
Total stockholders’ equity (deficit)	(8,830,888)	1,751,626
Total liabilities and stockholders’ equity (deficit)	$12,437,896	$16,066,549

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Revenues, net	$2,068,771	$1,629,971

Operating expenses:
Network operations	2,477,430	2,905,703

General and administration	2,734,658	4,807,758

Sales and marketing	999,449	1,927,205

Research and development	860,371	951,132

Depreciation and amortization	1,611,546	2,112,609
Total operating expense	8,683,454	12,704,407

Operating loss	(6,614,683)	(11,074,436)

Other income and (expense)
Interest expense	(7,969,527)	(7,670,396)
Interest income	2,632	5,250
Other income	14,556	134,070
Total other income (expense)	(7,952,339)	(7,531,076)

Loss before taxes	(14,567,022)	(18,605,512)

Provision for income taxes	—	—

Net loss	(14,567,022)	(18,605,512)

Net loss attributable to noncontrolling interest	(48,717)	(102,542)

Net loss attributable to CareView Communications, Inc.	$(14,518,305)	$(18,502,970)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.11)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	137,197,217	132,122,958

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2011	131,455,407	$131,455	$62,788,134	$(46,772,548)	$(227,010)	$15,920,031

Shares issued for exercise of warrants	1,070,635	1,071	261,380	—	—	262,451

Options granted as compensation	—	—	812,045	—	—	812,045

Warrants issued for services	—	—	320,812	—	—	320,812

Beneficial conversion features for senior secured convertible notes	—	—	3,041,799	—	—	3,041,799

Net loss	—	—	—	(18,502,970)	(102,542)	(18,605,512)

Balance, December 31, 2012	132,526,042	132,526	67,224,170	(65,275,518)	(329,552)	1,751,626

Shares issued in private placement, net of costs of $375,771	6,220,000	6,220	2,696,909	—	—	2,703,129

Warrants issued in private placement	—	—	25,000	—	—	25,000

Liability associated with warrants issued in private placement	—	—	(672,909)	—	—	(672,909)

Shares issued for cashless exercise of warrants	7,355	7	(7)	—	—	—

Options granted as compensation	—	—	390,443	—	—	390,443

Warrants issued for services	—	—	49,091	—	—	49,091

Warrants issued for financing costs (revalued)	—	—	64,286	—	—	64,286

Beneficial conversion features for senior secured convertible notes	—	—	1,425,468	—	—	1,425,468

Net loss	—	—	—	(14,518,305)	(48,717)	(14,567,022)

Balance, December 31, 2013	138,753,397	$138,753	$71,202,451	$(79,793,823)	$(378,269)	$(8,830,888)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,567,022)	$(18,605,512)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,587,464	1,546,599
Provision for doubtful accounts	—	64,251
Amortization of intangible assets	24,082	566,010
Amortization of debt discount	3,034,320	3,375,706
Amortization of prepaid consulting costs	76,536	457,975
Amortization of installation costs	349,939	599,950
Amortization of distribution/service costs	—	55,334
Amortization of deferred debt issuance costs	569,388	526,530
Interest incurred and paid in kind	3,959,632	3,449,440
Stock based compensation related to options granted	390,443	812,045
Stock based costs related to warrants issued	49,091	320,812
Change in fair value of warrant liability	(302,044)	—
Gain on disposal of assets	(2,374)	(124,944)
Changes in operating assets and liabilities:
Accounts receivable	62,709	(245,142)
Other current assets	29,061	162,308
Other assets	151,906	178,503
Accounts payable	248,515	(850,603)
Accrued expenses and other current liabilities	(196,931)	362,419
Other liabilities	(17,217)	25,824

Net cash flows used in operating activities	(4,552,502)	(7,322,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(105,986)	(538,399)
Payment for deferred installation costs	(288,181)	(387,923)
Patent and trademark costs	(63,823)	(62,171)
Proceeds from insurance claim	17,824	—
Purchase of computer software and website costs	(4,274)	(22,220)

Net cash flows used in investing activities	(444,440)	(1,010,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	2,703,129	—
Proceeds from notes and loans payable	982,255	5,000,000
Proceeds from sale of warrants	25,000	—
Proceeds from exercise of options and warrants	—	262,451
Repayment of notes payable	(2,110)	(42,252)

Net cash flows provided by financing activities	3,708,274	5,220,199

Decrease in cash	(1,288,668)	(3,113,009)
Cash and cash equivalents, beginning of period	5,413,848	8,526,857
Cash and cash equivalents, end of period	$4,125,180	$5,413,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$169,663	$81,942

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,425,468	$3,041,799

Liability associated with warrants issued in private placement	$(672,909)	$—

Warrants issued for financing costs (revalued)	$64,286	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

CareView Communications, Inc., a Nevada corporation (“CareView-NV” or the “Company”), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007. We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system. CareView developed a suite of products and hardware to help connect patients, families and health care providers through one easy-to-install and simple-to-use data and patient monitoring system (the “CareView System®”). The CareView System runs on each hospital’s coaxial cable television network that provides television signals to patients’ rooms; consequently, CareView’s network does not need to run on or through the hospital’s specific IT infrastructure, thereby requiring minimal Internet technology involvement on the part of the hospital. The Company’s proprietary, high-speed data network system may be deployed throughout a healthcare facility and will provide the facility with recurring revenue and infrastructure for future applications. Real-time bedside and point-of-care video monitoring and recording improve efficiency while limiting liability, and entertainment packages and patient education enhance the patient’s quality of stay.

On November 16, 2009, the Company entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”). Under the terms of a Master Investment Agreement, the Company and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and the Company providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Pursuant to the terms of the Operating Agreements of each of the Project LLCs, the Company is the managing member. See NOTE 13 for further details.

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and our Project LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”). The Company’s business consists of a single segment of products and services all of which are sold and provided within the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and our LLCs for which we control the operating activities. All material intercompany balances and transactions have been eliminated in consolidation.

We report noncontrolling interests in our VIEs as a component of stockholders’ equity in the Consolidated Balance Sheets and the loss attributable to noncontrolling interests as an adjustment to net loss to arrive at net loss attributable to the Company in the Consolidated Statements of Operations.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities

We use a qualitative analysis to determine if we are the primary beneficiary of a VIE. We consider whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity.

Cash and Cash Equivalents

Beginning January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and certain of our non-interest bearing cash balances exceeded federally insured limits. Cash is maintained at reputable financial institutions; however, balances in certain accounts exceeded federally insured limits during 2013. During 2012, resulting from a temporary federal program in effect from December 31, 2010 through December 31, 2012, there was no limit to the amount of insurance for eligible accounts.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

The following table provides a summary of changes in the allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

	Allowance for Doubtful Accounts
	2013	2012
Beginning balance	$80,235	$15,984
Additions	—	85,096
Reductions	(80,235)	(20,845)
Ending balance	$—	$80,235

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred. We include Network Equipment in fixed assets upon receipt, and begin depreciating the Network Equipment when such equipment passes our incoming inspection and is available for use. We attribute no salvage value to the Network Equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years. Also using the straight-line method, depreciation of office and test equipment, warehouse equipment and furniture is based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Allowance for System Removal

We would remove the CareView System customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems. An allowance is set up based on the estimated cost to de-install. As of December 31, 2013 and 2012, an allowance of approximately $56,000 and $28,000, respectively, was recorded.

Impairment of Long-Lived Assets

Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

•	Significant declines in an asset’s market price;
•	Significant deterioration in an asset’s physical condition;
•	Significant changes in the nature or extent of an asset’s use or operation;
•	Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
•	Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
•	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
•	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (continued)

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2013 and 2012, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during 2013 or 2012.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded for the years ended December 31, 2013 and 2012.

Intellectual property is comprised of purchased and internally developed software costs totaling $2,752,933, all of which was capitalized prior to 2008 and was fully amortized at December 31, 2012. During the years ended December 31, 2013 and 2012 we capitalized no additional intellectual property costs.

Patents and Trademarks

We have capitalized certain costs related to registering trademarks and patent pending technology. In accordance with GAAP, we amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See NOTE 4 for further details regarding derivative activity during the years ended December 31, 2013 and 2012.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments and they are considered Level 1 assets under the fair value hierarchy. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs for the asset or liability.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability discussed in NOTE 4. The fair value of this warrant liability is included in long-term liabilities and the change in fair value of this warrant is included in general and administration expenses on the accompanying consolidated financial statements.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2013:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(370,865)	$—	$—	$(370,865)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2013	$—
Issuances of derivative liabilities	(672,909)
Change in fair value of warrant liability	302,044
Transfers in and/out of Level 3	—
Ending balance	$(370,865)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when installation and official acceptance by the facility occurs, and when collection is probable. Because we consolidate our financial statements, 100% of the revenue generated by the Project LLCs is included in our results with all intra-company accounts and transactions eliminated in consolidation.

We offer CareView’s services through a subscription-based contract with each facility for a standard term of three to five years. We begin to bill monthly subscription fees to the facility upon official acceptance of the CareView System by the facility. The contract requires the facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the customer requires additional products or services, the contract is amended with new pricing or revenue sharing terms and conditions.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 75,550,210 and 67,354,894 at December 31, 2013 and 2012, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Stock Based Compensation

We recognize compensation expense for all share-based payments granted and amended based on the grant date fair value estimated in accordance with GAAP. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions.

Debt Discount Costs

Costs incurred with parties who are providing long-term financing, with warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and warrants. These discounts are generally amortized over the life of the related debt, using the effective interest rate method.

Deferred Debt Issuance Costs

Costs incurred through the issuance of warrants to parties who are providing long-term financing availability, which includes revolving credit lines, are reflected as deferred debt issuance based on the fair value of the warrants issued. These costs are generally amortized over the life of the financing instrument using the effective interest rate method.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Installation Costs

We defer all costs associated with the installation of the CareView System into a particular hospital until the CareView System is fully operational and accepted by the hospital. Upon acceptance, the associated costs are expensed ratably over the life of the hospital contract. These costs are included in network operations on the accompanying consolidated statements of operations.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. These costs are included in network operations on the accompanying consolidated financial statements.

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets. We expense all advertising costs as incurred.

Concentration of Credit Risks and Customer Data

We derive all of our revenues from hospitals. For the year ended December 31, 2013, 68 hospitals accounted for all of our revenue. During 2013 IASIS Healthcare Corporation and Health Management Associates, Inc. (“HMA”) accounted for 53% and 30% of our net revenues respectively. For the year ended December 31, 2012, 55 hospitals accounted for the all of our net revenue. During that period, HMA accounted for 80% of our revenue. HMA is a hospital management group consisting of 45 individually billed hospitals of which no hospital individually accounted for more than 7% of our revenue.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits, as appropriate, in the consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (Loss) (“AOCI”). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for the quarter ended March 30, 2013. The adoption of this guidance did not have an impact on our financial position or results from operations.

In July 2012, the FASB guidance giving entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Reclassifications

Certain 2012 amounts have been reclassified to conform to current year presentation.

NOTE 3 – LIQUIDITY AND MANAGEMENTS PLAN

Our cash position at December 31, 2013 was approximately $4.125 million. We are required to maintain a minimum cash balance $4 million pursuant to existing loan documents. Falling below that balance triggers a default with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (see NOTE 11 in the accompanying consolidated financial statements for further details) and Comerica Bank and Bridge Bank (see NOTE 12 in the accompanying consolidated financial statements for further details). In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. In order to support current and future operations, on January 16, 2014, we closed a $5 million funding (see NOTE 17 for further details). Upon receipt of this $5 million funding, the minimum cash balance reference above was increased to $5 million pursuant to existing loan documents. We expect that the proceeds from this funding, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY AND MANAGEMENTS PLAN (Continued)

As more fully described in NOTE 12, we have an additional financial resource with the Comerica Bank and Bridge Bank revolving credit line for $20 million (“Revolving Line”). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital needs through the Revolving Line under which we can borrow up to $20 million by using eligible signed customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line at December 31, 2013 and at the time of this filing. The Revolving Line expires in June 2014 unless extended by mutual agreement.

We believe that we will achieve operating profitability; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2013 and 2012, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2013 and 2012, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 138,753,397 and 132,526,042 shares of Common Stock issued and outstanding, respectively.

Common Stock Issuances During 2013

Private Placement

On March 27, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of our Common Stock in a private offering. On April 1, 2013, the closing date of the Purchase Agreement, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Private Placement Warrants”) for aggregate gross proceeds of approximately $3.1 million. The five-year Private Placement Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock purchased and the 2,500,000 shares available for purchase under the Private Placement Warrants, were registered pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 as filed with the Securities Exchange Commission (“SEC”) on May 4, 2013 (“Form S-1”). On May 9, 2013, the Form S-1 was deemed effective by the SEC.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances During 2013 (continued)

Private Placement (continued)

As discussed below, the Private Placement Warrants are classified as liabilities and recorded at their fair value ($672,909) at the date of issuance. The total proceeds received from the Private Placement were allocated between the Common Stock issued and the Private Placement Warrants based on the residual method. Accordingly, $672,909 was allocated to warrant liability and $2,728,129 was allocated to common stock and additional paid in capital on the accompanying consolidated financial statements.

Cashless Warrant Exercise

In August 2013, an individual exercised a Warrant to purchase an aggregate of 179,638 shares of our Common Stock. In order to exercise the Warrant pursuant to the cashless provisions contained therein, the individual surrendered his right to receive 172,283 shares, resulting in an issuance of 7,355 shares of Common Stock.

Common Stock Issuances During 2012

In January 2012, unaffiliated entities exercised Warrants to purchase an aggregate of 39,683 shares of our Common Stock at an aggregate exercise price of $20,635.

In January and February 2012, unaffiliated entities exercised Warrants to purchase an aggregate of 850,000 shares of our Common Stock. In order to exercise the Warrants pursuant to the cashless provision contained therein, the entities surrendered their right to receive 258,714 shares, resulting in an issuance of 591,286 shares of Common Stock.

In September 2012, a member of our Board of Directors at the time, exercised a Warrant to purchase an aggregate of 439,666 shares of our Common Stock at an aggregate exercise price of $241,816.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase shares of our Common Stock (“Warrant(s)”) (except Warrants issued to HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “HealthCor Warrants”) and the Private Placement Warrants). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the HealthCor Warrants and the Private Placement Warrants were computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of the HealthCor Warrants and the Private Placement Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.

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

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available). Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Risk-free interest rate	NA	0.19%-1.03%
Volatility	NA	41.63-97.77%
Expected life	NA	1-5
Dividend yield	NA	0.00%

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2011	34,846,421	$0.52-$1.25	$0.95	5.7
Granted	569,638	$0.77-$1.65	$1.20	3.7
Exercised	(1,329,349)	$0.52-$0.55	$0.53	—
Expired	—
Cancelled	(10,000)	$0.55	$0.55	—
Balance at December 31, 2012	34,076,710	$0.52-$1.65	$0.97	4.7
Granted	2,500,000	$0.60	$0.60	4.3
Exercised	(179,638)	$0.52	$0.52	—
Expired	(1,931,250)	$0.52	$0.52	—
Cancelled	—
Balance at December 31, 2013	34,465,822	$0.52-$1.65	$0.96	4.0
Vested and Exercisable at December 31, 2013	34,465,822	$0.52-$1.65	$0.96	4.0

As of December 31, 2013, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and Private Placement Warrants, totaled approximately $285,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During 2013

As discussed hereinabove, during the year ended December 31, 2013, we issued Private Placement Warrants for the purchase of 2,500,000 shares of our Common Stock. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our Common Stock or “down round” provisions. In accordance with GAAP, our management concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Warrants. We recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date with the change reported as non-cash costs in general and administration expense. GAAP provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for Warrants are determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario. As of April 1, 2013, the date of issuance of the Private Placement Warrants, we recorded the Warrant Liability of $672,909 in the consolidated financial statements. At December 31, 2013, the Private Placement Warrants were re-valued with a fair value of $370,865 and the difference of $302,044 is included in general and administration expenses in the accompanying consolidated financial statements. We also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements as follows: (i) 76,535 as non-cash costs included in general and administration expense and (ii) $569,387 as interest expense.

On January 15, 2013, we entered into a Second Amendment to the Revolving Line (“Second Amendment”) in which Comerica Bank and Bridge Bank (the “Banks”) agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts” (see NOTE 12 for further details). In conjunction with the Second Amendment, the Warrants issued to the Banks were amended to reduce the exercise price from $1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. This amendment was considered a modification and the additional costs were capitalized. The Warrants were revalued in January 2013 resulting in increases in fair value of $64,286, and are amortized (over the remaining life of the Revolver Line) to interest expense in the accompanying condensed consolidated financial statements using the effective interest method.

During the year ended December 31, 2013, we recorded a $23,764 charge to general and administration expense in the accompanying consolidated financial statements, related to a 12-month advisory services agreement (the “AS Agreement”) entered into on May 7, 2012, wherein consideration was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock (see NOTE 15 for further details). The underlying shares vested at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement. The AS Agreement terminated on May 7, 2013. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Because the Warrant was issued to a non-employee and contained specific vesting requirements, the fair value of the Warrant is re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant is recorded as a charge or credit to income. Upon full vesting in May 2013, the fair value of these Warrants totaled $124,720.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During 2013(continued)

In June 2013, Rockwell Holdings I, LLC extended the due dates on certain indebtedness of the Company. In conjunction with these extensions, we agreed to extend the expiration date of accompanying Warrants to Rockwell from November 16, 2014 to November 16, 2015 (see NOTE 13 for further details). All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been included in general and administration expense in the accompanying consolidated financial statements.

Warrant Activity During 2012

During the year ended December 31, 2012, the Company issued the following:

	Number of Shares Under Warrant	Exercise Price	Exercise Term in Years	Fair Value

Services (see Note 15)	340,000	$0.77-$1.65	5	$345,600
Services (see below)	229,638	$0.52-$1.52	1-5	139,456
	569,638			$485,056

During the year ended December 31, 2012, we issued Warrants to certain unrelated parties for services, recording them in the accompanying consolidated financial statements as follow:

•	In April 2012, we granted an entity a five-year Warrant to purchase 50,000 shares of our Common Stock (with a fair value of $48,200) at an exercise price of $1.52 per share; all of which was charged to expense and recorded as non-cash cost in general and administration.

•	In November 2012, an employee terminated by us in March 2012, (the “Former Employee”) and the Company entered into a Release Agreement (the Former Employee was listed as an inventor on numerous patent applications for inventions he helped develop while an employee as of the date of termination) pursuant to which we issued the Former Employee a one (1) year Warrant containing a cashless exercise provision for the purchase of 179,638 shares at a purchase price of $0.52 in exchange for the Former Employee’s release of all claims and the assignment of the patent applications to the Company. The Warrant vested immediately upon issuance with a fair value of $91,256, all of which was charged to expense and recorded as non-cash cost in general and administration.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During 2012 (continued)

We also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements as follows: (i) $55,334 as distribution/service costs in network operations, (ii) $447,388 as non-cash costs in general and administration, and (iii) $526,530 as interest expense.

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2013, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 5,300,920 remaining outstanding.

On September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2013, 2009 Plan Options to purchase 9,255,556 shares of our Common Stock have been issued with 8,446,556 remaining outstanding.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Risk-free interest rate	0.61-0.67%	0.34%
Volatility	101.81%-102.81%	101.90%
Expected life	3	3
Dividend yield	0.00%	0.00%

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

A summary of our stock option activity under the 2007 and 2009 Plans and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	8,750,115	$0.66	7.2	$8,047,942
Granted	760,000	$0.79
Exercised	—
Expired	(215,470)	$0.62
Cancelled	(200,668)	$1.40
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Granted	4,061,000	$0.51
Exercised	—
Expired	(86,665)	$1.38
Cancelled	(320,836)	$1.09
Balance at December 31, 2013	12,747,476	$0.59	6.9	$—
Vested and Exercisable at December 31, 2013	8,128,972	$0.60	5.1	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $0.31 and $0.49, respectively.

Share-based compensation expense for stock options charged to our operating results for the years ended December 31, 2013 and 2012 ($390,443 and $812,045, respectively) is based on awards vested Forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2013, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1,782,000, which is expected to be recognized over a weighted-average period of 2.6 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

Options Issued During 2013

•	In September 2013, we granted 2009 Plan Options to purchase 25,000 shares with an exercise price of $0.50 per share to employees,
•	In November 2013, we granted 2009 Plan Options to purchase 3,641,000 shares with an exercise price of $0.51 per share to employees, and
•	In December 2013, we granted 2009 Plan Options to purchase 395,000 shares with an exercise price of $0.50 per share to employees.

Options Issued During 2012

In December 2012, we granted 2009 Plan Options to purchase 760,000 shares with an exercise price of $0.79 per share to employees.

NOTE 5 – INCOME TAXES

At December 31, 2013, we had approximately $47,700,000 of federal net operating tax loss carry-forward which begins to expire in 2028. We had approximately $8,700,000 of state net operating losses as of December 31, 2013.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2013	2012

Expected income tax benefit at statutory rate	$(5,098,458)	$(6,510,535)
Debt discount/debt issuance costs amortization	1,549,525	1,792,637
Other permanent differences	39,670	34,736
State income tax benefit, net of tax effect at state statutory rate	3,740	2,590
Deferred pool true-ups/corrections related to:
warrants	1,222,954	—
amortization	702,183	—
net operating losses	(470,016)	—
Other	(16,689)	(110,517)
Change in valuation account	2,067,091	4,791,089
Income tax expense (benefit)	$—	$—

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (Continued)

The components of the deferred tax assets are as follows:

	December 31,
	2013	2012
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$16,692,594	$13,731,810
Accrued interest	1,815,656	1,125,256
Stock based compensation	1,032,009	1,983,218
Amortization	689,759	968,441
Depreciation	300,237	116,953
Accrued expenses	61,780	—
Research and development credit carry-forward	29,084	29,084
Donations	10,541	7,724
Financing fees	—	358,000
Officer compensation	—	216,000
Bad debt allowance	—	28,083
Total deferred tax assets	20,631,660	18,564,569
Valuation allowance for deferred tax assets	(20,631,660)	(18,564,569)
Deferred tax assets, net of valuation allowance	$—	$—

In 2013 and 2012, the deferred tax valuation allowance increased by $2,067,091 and $4,791,089, respectively. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2013 and 2012, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2013 and 2012, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three year statute of limitation for federal tax.  Under this general rule, the earliest period subject to potential audit is 2010. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2013	2012
Prepaid expenses	$91,923	$130,825
Sales tax refund	72,399	—
Other current assets	1,209	2,676
Legal retainer	—	61,091
TOTAL OTHER CURRENT ASSETS	$165,531	$194,592

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2013	2012
Network equipment	$10,205,367	$10,170,480
Office equipment	140,764	119,830
Vehicles	112,332	136,082
Furniture	75,673	75,673
Test equipment	73,719	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,619,842	10,587,771
Less: accumulated depreciation	(4,255,233)	(2,726,234)
TOTAL PROPERTY AND EQUIPMENT	$6,364,609	$7,861,537

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,587,464 and $1,546,599, respectively.

At December 31, 2013, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at December 31, 2013. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$246,416	$14,487	$231,929
Other intangible assets	50,494	29,434	21,060
TOTAL INTANGIBLE ASSETS	$296,910	$43,921	$252,989

	December 31,2012
	Cost	Accumulated Amortization	Net
Patents and trademarks	$182,593	$6,525	$176,068
Other intangible assets	46,220	13,314	32,906
TOTAL INTANGIBLE ASSETS	$228,813	$19,839	$208,974

Other assets consist of the following:

	December 31, 2013
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,087,295	$559,537	$527,758
Deferred debt issuance costs	1,600,000	1,315,308	284,692
Prepaid license fee	249,999	38,250	211,749
Deferred closing costs	580,241	463,510	116,731
Security deposit	83,624	—	83,624
Prepaid consulting	1,131,300	1,131,300	—
TOTAL OTHER ASSETS	$4,732,459	$3,507,905	$1,224,554

	December 31, 2012
	Cost	Accumulated Amortization	Net
Deferred installation costs	$799,114	$209,598	$589,516
Deferred debt issuance costs	1,535,714	745,920	789,794
Prepaid license fee	516,050	247,413	268,637
Deferred closing costs	233,606	21,857	211,749
Security deposit	83,624	—	83,624
Prepaid consulting	1,131,300	1,054,764	76,536
TOTAL OTHER ASSETS	$4,299,408	$2,279,552	$2,019,856

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2013	2012
Accrued taxes	$173,938	$257,549
Accrued paid time off	148,729	103,038
Other accrued liabilities	215,475	441,941
TOTAL OTHER CURRENT LIABILITIES	$538,142	$802,528

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. The Lease contains renewal provisions under which we may renew the Lease for an additional three year period under the same terms and conditions. The base lease rate is $14,219 per month. Rent expense for the years ended December 31, 2013 and 2012 was $218,476 and $251,789, respectively.

As of December 31, 2013, future minimum rental payments are as follows:

Years Ending December 31,
2014	$170,628
2015	85,314
Thereafter	—
Total	$255,942

Debt Maturity

As of December 31, 2013, future debt payments due are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes(1)	Revolving Line	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2014	$1,867,293	$—	$982,255	$442,519	$442,519
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
Thereafter	34,189,890	34,189,890	—	—	—
Total	$36,057,183	$34,189,890	$982,255	$442,519	$442,519

(1) Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $17,941,662, which represents this amount less debt discount of $16,248,228.

NOTE 11 – AGREEMENT WITH HEALTHCOR

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar.

From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. The Investors have the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of December 31, 2013, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 22 million.

On January 31, 2012, we entered into the Second Amendment to Note and Warrant Purchase Agreement with the Investors (the “Second Amendment”) amending the Purchase Agreement, and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 31, 2012, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of December 31, 2013, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 5 million.

On August 20, 2013, we entered into a Third Amendment to Note and Warrant Purchase Agreement with the Investors (“Third Amendment”) to redefine the Company’s minimum cash balance requirements. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered a default. The Third Amendment allows for a reduced minimum cash period, as defined in the Purchase Agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had two separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes and (ii) the 2012 HealthCor Notes. Because the conversion feature of the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. The full amount of the 2012 HealthCor Notes and all accrued PIK interest also qualifies for this accounting treatment. During 2013, we recorded a BCF of $1,425,468 related to the PIK. During 2012, we recorded a BCF of $3,041,799 based on the difference between the contractual conversion rate and the current fair value of our shares of Common Stock at the original issuance date. The transaction was recorded as a charge to debt discount and the credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the expected term of the notes (through April 2021 for the 2011 HealthCor Notes and through January 2022 for the 2012 HealthCor Notes). We recorded an aggregate of $642,619 and $476,341 in interest expense for the years ended December 31, 2013 and 2012, respectively, related to this discount. The carrying value of the debt with HealthCor at December 31, 2013 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line Agreement”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20 million revolving line of credit (expiring in June 2014 unless extended by mutual agreement.). The Revolving Line will provide us with capital, among other things, to purchase equipment and perform installations pursuant to newly signed contracts that we may execute in the future with certain healthcare providers. The borrowings under the Revolving Line Agreement bears interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7% per annum at both December 31, 2013 and 2012.

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

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

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

As of December 31, 2013, we have borrowed $982,255, against the $20 million Revolving Line Agreement. At December 31, 2013, approximately $19.0 million was available to us by using eligible customer contracts as collateral; however, no eligible contracts were available for additional borrowings on the Revolving Line Agreement as of December 31, 2013.

First Amendment

On January 31, 2012, we entered into a First Amendment to the Revolving Line Agreement (the “First Amendment”) changing the definition of “HealthCor Debt”, a component of “Permitted Indebtedness,” to permit the issuance of the additional Senior Convertible Notes to HealthCor (see NOTE 11 for more details).

Second Amendment

On January 15, 2013, we entered into a Second Amendment of the Revolving Line Agreement with the Banks (the “Second Amendment”) in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” Pursuant to the Second Amendment, we also amended the previously issued Warrants to the Banks to reduce the exercise price from $1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Revolving Line Agreement and the Warrants remained unchanged.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (Continued)

Third Amendment

On August 20, 2013, we entered into a Third Amendment to Revolving Line Agreement with the Banks (the “Third Amendment”) to amend and/or restate certain provisions. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, immediate default would be triggered. The Third Amendment provides for a reduced minimum cash period, as defined in the agreement, which allows us to drop below $5,000,000, but not below $4,000,000. In conjunction with the Third Amendment, we also entered into an Affirmation of Subordination with the Banks. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000 or risk default on the Revolving Line. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

Accounting Treatment

Pursuant to the Revolving Line Agreement, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, all of which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the Revolving Line Agreement. The Warrants have not been exercised at December 31, 2013. During the years ended December 31, 2013 and 2012, $569,388 and $526,530, respectively, was amortized to interest expense in the accompanying consolidated financial statements.

NOTE 13 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s) “).

Rockwell and the Company own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return”). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying consolidated financial statements. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – JOINT VENTURE AGREEMENT (Continued)

In accordance with GAAP, we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support. We consolidate the Project LLCs as we have the power to direct the activities and an obligation to absorb losses of the VIEs. We have no contractual liability to Rockwell with respect to the repayment obligations of the Project LLCs.

As additional consideration to Rockwell for providing the funding, we granted Rockwell warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and is fully amortized at December 31, 2013. Amortization is recorded as interest expense on the accompanying consolidated financial statements. Amortization expense totaled $65,976 and $199,963 for the years ended December 31, 2013 and 2012, respectively.

Hillcrest notified us of its desire to terminate its hospital agreement effective January 27, 2012. This termination resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. We incurred de-installation costs of approximately $3,000 for removing our equipment from the hospital premises.

As of December 31, 2013, the Project LLCs’ indebtedness to Rockwell totaled approximately $1,007,000, including principal and interest. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. In conjunction with the June 2014 extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

NOTE 14 – VARIABLE INTEREST ENTITIES

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2013 and 2012 are as follows:

	2013	2012
Assets
Cash	$958	$956
Receivables	4,861	5,221
Total current assets	5,819	6,177
Property, net	99,348	189,003
Total assets	$105,167	$195,180

Liabilities
Accounts payable	$114,089	$103,217
Notes payable, net of debt discount of $0 and $32,988, respectively	442,519	410,586
Mandatorily redeemable interest, net of debt discount of $0 and $32,988, respectively	442,519	410,586
Accrued interest	121,597	59,872
Other current liabilities	37,731	53,371
Total liabilities	$1,158,455	$1,037,632

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenue	$29,154	$68,655
Network operations expense	16,844	22,992
General and administrative expense	(21,165)	31,081
Depreciation	53,248	58,705
Total operating costs	48,927	112,778
Operating income (loss)	(19,773)	(44,123)
Other income (expense)	(77,661)	(160,961)
Loss before taxes	(97,434)	(205,084)
Provision for taxes	—	—
Net loss	(97,434)	(205,084)
Net loss attributable to noncontrolling interest	(48,717)	(102,542)
Net loss attributable to CareView Communications, Inc.	$(48,717)	$(102,542)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SERVICE AGREEMENTS

Sales Consulting Agreement

On March 1, 2012, and as amended on May 31, 2012, we entered into a two-year Sales Consulting Agreement (“Consulting Agreement”) with an unrelated entity and an unrelated individual (collectively, the “Sales Consultant”) wherein a Distribution Agreement dated January 9, 2010 between the Sales Consultant and the Company was terminated and future services to be provided by the Consultant relative to designated hospitals would be provided pursuant to the Consulting Agreement. We agreed to pay the Sales Consultant a monthly consultant fee equal to the greater of (i) $10,000 or (ii) the sum of $250 per month per designated hospital. Warrants for an aggregate of 100,000 shares were to be issued to the Sales Consultant as follows: (i) one Warrant for 50,000 shares to be issued May 31, 2012 with an exercise price $1.55 per share and (ii) one Warrant for 50,000 shares to be issued upon the first anniversary date of the Sales Consulting Agreement with an exercise price set at the closing price of the Company’s Common Stock on the date of issuance. Shares underlying the Warrants vest immediately upon issuance of each Warrant. On May 31, 2012 we issued a five-year Warrant to purchase 50,000 shares of the Company’s Common Stock (with a fair value of $52,300). On December 4, 2012, the Company and the Sales Consultant agreed to terminate the Consulting Agreement and we issued a five-year Warrant to purchase 50,000 shares of the Company’s Common Stock (with a fair value of $28,100) with an exercise price of $0.77 per share. For the year ended December 31, 2012, $80,400 was charged to expense and recorded as non-cash cost in the accompanying financial statements. No Warrants have been exercised as of December 31, 2013.

Advisory Services Agreement

On May 7, 2012, we entered into an Advisory Services Agreement (the “Agreement”) with an unrelated entity (the “Advisor”) under which the Advisor provided services related to micro-cap market research and investor relations. The Agreement was for a term of 12 months and was terminated on May 7, 2013. Compensation for the Advisor included a retainer of $5,000 per month. In addition, we issued a five-year Warrant for the purchase of 240,000 shares of our Common Stock at an exercise price of $1.65 per share. Vesting of the underlying shares occurred at the rate of 20,000 shares on the monthly anniversary date of the Agreement and all shares became fully vested on May 7, 2013. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Because the Warrant was issued to a non-employee and had specific vesting requirements, the fair value of the Warrant was re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant is recorded as a charge or credit. Through December 31, 2012, $100,956 was charged to expense and recorded as non-cash cost in the accompanying financial statements. No Warrants have been exercised as of December 31, 2013.

NOTE 16 – SUBSCRIPTION AND INVESTOR RIGHTS AGREEMENT

In August 2010, in an effort to resolve all past, current and future claims due pursuant to a Subscription and Investor Rights Agreement (the “Subscription Agreement”) with T2 Consulting, LLC (“T2”), and its principals, Tommy G. Thompson (“Thompson”), Gerald L. Murphy (“Murphy”), and Dennis Langley (“Langley”), (collectively, the “Parties”) we entered into a Revocation and Substitution Agreement with the Parties (the “Agreement”). In exchange for the revocation of the Subscription Agreement, we agreed to issue a five-year Warrant to purchase 1,000,000 shares of our Common Stock with an exercise price of $1.00 per share to each of Thompson, Murphy, and Langley. As additional consideration for the revocation of the Subscription Agreement, we executed an Agreement Regarding Gross Income Interest (the “GII Agreement”) with each of Thompson, Murphy and Langley. The GII Agreements do not have a termination date; however, each provides that we have the right to acquire the Gross Income Interest (“GII”) of Thompson, Murphy and Langley from September 1, 2013 until December 31, 2015. On October 31, 2013, we acquired the GII of Thompson, Murphy and Langley for an aggregate purchase price of $28,124 and the GII Agreements terminated.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

On January 2, 2014, we issued an Option to David White (elected to the Board of Directors on January 1, 2014) for the purchase of 500,000 shares of our Common Stock. The ten-year Option has an exercise price of $0.40 per share and the underlying shares vest annually over a three-year period.

On January 2, 2014, we issued an Option to Jason Thompson (elected to the Board of Directors on January 1, 2014) for the purchase of 150,000 shares of our Common Stock. The ten-year Option has an exercise price of $0.40 per share and the underlying shares vest annually over a three-year period.

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”) and agreed to sell and issue to the Investors (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment as described therein) and (ii) additional warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment as described therein).

