Form 10-Q
period 2014-03-31
CareView Communications Inc
filed 2014-05-08
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 8, 2014 was 138,753,397.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(unaudited)	2013
Current Assets:
Cash	$7,480,473	$4,125,180
Accounts receivable	556,058	305,033
Other current assets	276,792	165,531
Total current assets	8,313,323	4,595,744
Property and equipment, net of accumulated depreciation of $4,648,102 and $4,255,233, respectively	6,030,193	6,364,609
Other Assets:
Intangible assets, net of accumulated amortization of $50,384 and $43,921, respectively	251,214	252,989
Other assets	955,589	1,224,554
Total other assets	1,206,803	1,477,543
Total assets	$15,550,319	$12,437,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$75,495	$414,888
Revolving line of credit	982,255	982,255
Notes payable	—	442,519
Mandatorily redeemable equity in joint ventures	—	442,519
Accrued interest	145,121	127,327
Other current liabilities	591,949	538,142
Total current liabilities	1,794,820	2,947,650

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $17,643,861 and $16,248,228, respectively	22,742,935	17,941,662
Fair value of warrant liability	1,004,007	370,865
Notes payable	441,594	—
Mandatorily redeemable equity in joint ventures	441,594	—
Lease liability, net of current portion	4,304	8,607
Total long-term liabilities	24,634,434	18,321,134
Total liabilities	26,429,254	21,268,784

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 138,753,397 issued and outstanding	138,753	138,753
Additional paid in capital	73,571,322	71,202,451
Accumulated deficit	(84,194,901)	(79,793,823)
Total CareView Communications Inc. stockholders’ deficit	(10,484,826)	(8,452,619)
Noncontrolling interest	(394,109)	(378,269)
Total stockholders’ deficit	(10,878,935)	(8,830,888)
Total liabilities and stockholders’ deficit	$15,550,319	$12,437,896

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months ended
	March 31, 2014	March 31, 2013

Revenues, net	$619,409	$360,830

Operating expenses:
Network operations	601,222	734,353
General and administration	801,977	894,588
Sales and marketing	208,458	275,141
Research and development	168,661	240,716
Depreciation and amortization	399,332	376,084
Total operating expense	2,179,650	2,520,882

Operating loss	(1,560,241)	(2,160,052)

Other income and (expense)
Interest expense	(2,225,828)	(1,984,176)
Change in fair value of warrant liability	(633,142)	—
Interest income	999	536
Other income	1,294	1,052
Total other income (expense)	(2,856,677)	(1,982,588)

Loss before taxes	(4,416,918)	(4,142,640)

Provision for income taxes	—	—

Net loss	(4,416,918)	(4,142,640)

Net loss attributable to noncontrolling interest	(15,840)	(25,779)

Net loss attributable to CareView Communications, Inc.	$(4,401,078)	$(4,116,861)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	138,753,397	132,526,042

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2014 TO MARCH 31, 2014

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2014	138,753,397	$138,753	$71,202,451	$(79,793,823)	$(378,269)	$(8,830,888)

Stock options granted as compensation	—	—	196,444	—	—	196,444

Warrants issued in connection with the senior secured convertible notes	—	—	1,146,732	—	—	1,146,732

Beneficial conversion features for senior secured convertible notes	—	—	1,025,695	—	—	1,025,695

Net loss	—	—	—	(4,401,078)	(15,840)	(4,416,918)

Balance, March 31, 2014	138,753,397	$138,753	$73,571,322	$(84,194,901)	$(394,109)	$(10,878,935)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,416,918)	$(4,142,640)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	392,869	371,700
Amortization of intangible assets	6,463	4,384
Amortization of debt discount	776,794	812,609
Amortization of prepaid consulting costs	—	62,049
Amortization of installation costs	99,897	100,510
Amortization of deferred debt issuance costs	142,347	133,538
Interest incurred and paid in kind	1,196,906	944,695
Stock based compensation related to options granted	196,444	98,151
Stock based costs related to warrants issued	—	17,400
Change in fair value of warrant liability	633,142	—
Gain on disposal of assets	—	2,405
Changes in operating assets and liabilities:
Accounts receivable	(251,025)	218,605
Other current assets	(111,261)	(57,743)
Other assets	58,988	3,857
Accounts payable	(339,393)	422,920
Accrued expenses and other current liabilities	71,601	153,612
Other liabilities	(4,303)	(4,304)

Net cash flows used in operating activities	(1,547,449)	(858,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(58,453)	(811)
Payment for deferred installation costs	(32,267)	(159,303)
Patent and trademark costs	(4,688)	(13,280)

Net cash flows used in investing activities	(95,408)	(173,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	5,000,000	560,110
Repayment of notes and loans payable	(1,850)	—
Proceeds from sale of common stock, net of issuance costs	—	2,610,534

Net cash flows provided by financing activities	4,998,150	3,170,644

Increase in cash	3,355,293	2,138,998
Cash and cash equivalents, beginning of period	4,125,180	5,413,848
Cash and cash equivalents, end of period	$7,480,473	$7,552,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$33,335	$40,043

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,025,695	$340,090

Warrants issued in connection with the senior secured convertible notes	$1,146,732	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 28, 2014.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short- and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the our short- and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the condensed consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - Unobservable inputs for the asset or liability.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability as detailed below. The fair value of this warrant liability is included in long-term liabilities on the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(1,004,007)	$—	$—	$(1,004,007)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three months ended:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2014	$(370,865)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(633,142)
Transfers in and/out of Level 3	—
Ending balance at March 31, 2014	$(1,004,007)

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Impairment of Long-Lived Assets (continued)

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the three months ended March 31, 2014, and the year ended December 31, 2013, no impairment was recognized.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 92,844,471 and 68,052,294 at March 31, 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2013. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Reclassifications

Certain 2013 amounts have been reclassified to conform to current year presentation.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2014 was approximately $7.5 million. We are required to maintain a minimum cash balance $5 million pursuant to existing loan documents. Falling below that balance triggers a default with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (see NOTE 11 for further details) and Comerica Bank and Bridge Bank (see NOTE 12 for further details). In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. We expect that the cash on hand, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

As more fully described in NOTE 12, we have a $20 million revolving credit line with Comerica Bank and Bridge Bank (the “Revolving Line”). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of this Revolving Line by using eligible customer contracts as collateral. Although the unused portion of the line is approximately $19 million, the borrowing capacity is further limited by the level of eligible contracts, which results in a borrowing availability of approximately $59,000 at March 31, 2014 and $277,000 at the filing date. This Revolving Line expires in June 2014 unless extended by mutual agreement.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase shares of our Common Stock (“Warrant(s)”), except those Warrants issued that contain down round provisions (defined hereinafter as the “Private Placement Warrants”). The Black-Scholes Model is an acceptable model in accordance with GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the Private Placement Warrants were computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. We determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.

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

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices and that of peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards. Where appropriate, we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price prior to 2007.

Warrant Activity during the Three Months Ended March 31, 2014

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions). The fair value of the convertible debt was determined to be $5,000,000. This resulted in a relative fair value of $1,146,732 for the warrants on the date of grant. At March 31, 2014, $1,122,688 remained as debt discount and $24,044 was amortized to interest expense on the accompanying condensed consolidated financial statements.

On April 1, 2013, the closing date of a Securities Purchase Agreement (the “Purchase Agreement”), we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Private Placement Warrants”) for aggregate gross proceeds of approximately $3.1 million. The five-year Private Placement Warrants vested immediately upon issuance, contain provisions for a cashless exercise and had an exercise price of $0.60 per share. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our Common Stock or “down round” provisions. As a result of the transaction discussed in the previous paragraph and the “down round” provision, the exercise price of the Private Placement Warrants was reduced to $0.40. In accordance with GAAP, we concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Private Placement Warrants. We recognized these Private Placement Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date with the change reported in other income and expense. GAAP provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair value for the Private Placement Warrants is determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario. As of December 31, 2013, we recorded a Warrant Liability of $370,865 in our consolidated financial statements. At March 31, 2014, the Private Placement Warrants were re-valued with a relative fair value determination of $1,004,007 and the difference of $633,142 was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrant Activity during the Three Months Ended March 31, 2014 (continued)

We also amortized $142,347 of previously capitalized Warrant costs as interest expense in the accompanying condensed consolidated financial statements.

Warrant Activity during the Three Months Ended March 31, 2013

During the three months ended March 31, 2013, we did not issue any Warrants; however, we amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $79,449 as non-cash costs in general and administration and (ii) $133,537 as interest expense.

On January 15, 2013, the Company and Comerica Bank and Bridge Bank, NA (collectively the “Banks”) entered into a Second Amendment of the Agreement in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” In conjunction with this amendment, amendments to the Warrants issued to the Banks were also made. This amendment affected the exercise price which was reduced from $1.40 to $1.10 per share (subject to adjustment for capital events) and the expiration date which was extended from August 8, 2018 to January 15, 2020. All other provisions of the Agreement and the Warrants remained unchanged. The Warrants were revalued as of January 15, 2013 resulting in an increase in fair value of $11,429 which is amortized to interest expense using the effective interest method.

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2014, we granted options to purchase 650,000 shares of our Common Stock (’‘Option(s)’’) to certain members of our board of directors. No Options were granted during the three months ended March 31, 2013. During those same three month periods, resulting from the resignation or termination of employees, 15,001 and 16,667 Options, respectively, were cancelled. During the three months ended March 31, 2014 and 2013, 31,666 and 1,667 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	12,747,476	$0.59	7.1	$—
Granted	650,000	$0.40	9.8
Exercised	—
Expired	(31,666)	$1.38
Cancelled	(15,001)	$0.85
Balance at March 31, 2014	13,350,809	$0.58	6.8	$1,902,879
Vested and Exercisable at March 31, 2014	8,143,972	$0.61	5.0	$1,121,329

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

Options to Purchase Common Stock of the Company (continued)

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.72%	0.61-0.67%
Volatility	73.27%	101.81-102.81%
Expected life in years	6	3
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the stock option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

Share-based compensation expense for stock options charged to our operating results for the three months ended March 31, 2014 and 2013 ($196,444 and $98,151, respectively) is based on awards vested. Forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At March 31, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1,600,000, which is expected to be recognized over a weighted-average period of 2.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid expenses	$203,399	$91,923
Sales tax refund	72,399	72,399
Other current assets	994	1,209
TOTAL OTHER CURRENT ASSETS	$276,792	$165,531

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Network equipment	$10,256,354	$10,205,367
Office equipment	148,230	140,764
Vehicles	112,332	112,332
Furniture	75,673	75,673
Test equipment	73,719	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,678,295	10,619,842
Less: accumulated depreciation	(4,648,102)	(4,255,233)
TOTAL PROPERTY AND EQUIPMENT	$6,030,193	$6,364,609

Depreciation expense for the three months ended March 31, 2014 and 2013 was $392,869 and $371,700, respectively.

At March 31, 2014, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at March 31, 2014. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$251,104	$16,802	$234,302
Other intangible assets	50,494	33,582	16,912
TOTAL INTANGIBLE ASSETS	$301,598	$50,384	$251,214

	December 31, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$246,416	$14,487	$231,929
Other intangible assets	50,494	29,434	21,060
TOTAL INTANGIBLE ASSETS	$296,910	$43,921	$252,989

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (CONTINUED)

Other assets consist of the following:

	March 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,119,562	$659,434	$460,128
Deferred debt issuance costs	1,600,000	1,457,654	142,346
Prepaid license fee	249,999	42,349	207,650
Deferred closing costs	583,967	522,126	61,841
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,637,152	$2,681,563	$955,589

	December 31, 2013
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,087,295	$559,537	$527,758
Deferred debt issuance costs	1,600,000	1,315,308	284,692
Prepaid license fee	249,999	38,250	211,749
Deferred closing costs	580,241	463,510	116,731
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,601,159	$2,376,605	$1,224,554

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
Other accrued liabilities	$277,086	$364,204
Accrued taxes	195,919	173,938
Accrued insurance	118,944	—
TOTAL OTHER CURRENT LIABILITIES	$591,949	$538,142

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the three months ended March 31, 2014 and the additional losses expected for the remainder of 2014 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2014, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)’’).

Rockwell and the Company own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the ’‘Project Notes’’) and $575,602 was provided under an investment interest (’‘Rockwell’s Preferential Return’’). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell warrants to purchase an aggregate of up to 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at March 31, 2014. Amortization is recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $0 and $44,906 for the three month ended March 31, 2014 and 2013, respectively.

Hillcrest notified us of its desire to terminate its hospital agreement effective January 27, 2012. This termination resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. We incurred de-installation costs of approximately $3,000 for removing our equipment from the hospital premises.

As of March 31, 2014 the Project LLCs’ indebtedness to Rockwell totaled approximately $1,023,000, including principal and interest. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. In conjunction with the June 2014 extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Assets
Cash	$374	$958
Receivables	4,731	4,861
Total current assets	5,105	5,819
Property, net	84,509	99,348
Total assets	$89,614	$105,167

Liabilities
Accounts payable	$116,106	$114,089
Notes payable	441,594	442,519
Mandatorily redeemable interest	441,594	442,519
Accrued interest	139,488	121,597
Other current liabilities	37,807	37,731
Total liabilities	$1,176,589	$1,158,455

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (CONTINUED)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013

Revenue	$7,162	$7,285
Network operations expense	4,173	4,231
General and administrative expense (cost recovery)	47	(9,136)
Depreciation	12,596	14,505
Total operating costs	16,816	9,600
Operating loss	(9,654)	(2,315)
Other expense	(22,026)	(49,243)
Loss before taxes	(31,680)	(51,558)
Provision for taxes	—	—
Net loss	(31,680)	(51,558)
Net loss attributable to noncontrolling interest	(15,840)	(25,779)
Net loss attributable to CareView Communications, Inc.	$(15,840)	$(25,779)

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”). Pursuant to the Purchase Agreement, we sold Senior Secured Convertible Notes to the Investors in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. Additionally we issued Warrants to the Investors for the purchase of an aggregate of up to 11,782,859 shares of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

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

At any time after April 21, 2011, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of March 31, 2014, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 23 million.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (CONTINUED)

On January 31, 2012, we entered into the Second Amendment to Purchase Agreement with the Investors (the “Second Amendment”) and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2012 HealthCor Notes’’). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 31, 2012, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of March 31, 2014, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 5 million.

On August 20, 2013, we entered into a Third Amendment to the Purchase Agreement with the Investors (“Third Amendment”) to redefine the Company’s minimum cash balance requirements. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered a default. The Third Amendment allows for a reduced minimum cash period, as defined in the Purchase Agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

On January 16, 2014, we entered into a Fourth Amendment to the Purchase Agreement with the Investors (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to the Investors for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2014, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 12.8 million.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (CONTINUED)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. The full amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualifies for this accounting treatment. At March 31, 2014 and 2013, we recorded a BCF of $235,309 and $149,430, respectively, related to the PIK in interest expense in other income and expense in the accompanying condensed consolidated financial statements.

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20 million revolving line of credit (expiring in June 2014 unless extended by mutual agreement.). The Revolving Line will provide us with capital, among other things, to purchase equipment and perform installations pursuant to newly signed contracts that we may execute in the future with certain healthcare providers. The borrowings under the Revolving Line bears interest on the outstanding daily balance of the advances at the rate of 3.75% plus the Prime Referenced Rate, which is a rate equal to Comerica’s prime rate but no less than the sum of 30-day LIBOR rate plus 2.5% per annum. Interest shall be paid monthly in arrears on any outstanding principal amount. The interest rate was calculated to be 7% per annum at both March 31, 2014 and 2013.

After the payment of a $200,000 nonrefundable facility fee to be shared equally by the Banks, the Revolving Line requires us to pay (i) a quarterly unused facility fee equal to one quarter of one percent (0.25%) per annum of the difference between the amount of the Revolving Line and the average outstanding principal balance of the Revolving Line during the applicable quarter and (ii) all reasonable expenses incurred by the Banks in connection with the Revolving Line, including reasonable attorneys’ fees and expenses.

The Revolving Line requires us to maintain our primary operating accounts with Comerica and Bridge Bank on a 50:50 basis, with no less than 80% of our investment accounts with the Banks or their affiliates, unless our cash falls below $5 million, in which case we must maintain all our cash with the Banks. The Revolving Line requires us to maintain a fixed charge coverage ratio of at least 5.01 to 1.00 and contains certain customary affirmative covenants that include, among others, payment of taxes and other obligations, maintenance of insurance and reporting requirements, as well as customary negative covenants that limit, among other things, our ability to make dispositions and acquisitions, be acquired, incur debt or pay dividends.

The Revolving Line contains customary events of default including, among other things, non-payment, inaccurate representations and warranties, violation of covenants, events that constitute a material adverse effect and cross-defaults to other indebtedness. Upon an occurrence of an event of default, we are required to pay interest on the outstanding principal balance of five percent (5%) above the otherwise applicable interest rate, and the Banks may accelerate the maturity date.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK (CONTINUED)

Pursuant to and in connection with the Revolving Line, we granted the Banks a security interest in all of our assets, including our intellectual property pursuant to an Intellectual Property Security Agreement, and pledged our ownership interests in our subsidiaries and certain joint ventures. We were also required to enter into a Subordination Agreement with our existing convertible note holders, HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P.

As of March 31, 2014, we had borrowed $982,255 against the $20 million Revolving Line. Although the unused portion of the line is approximately $19 million, the borrowing capacity is further limited by the level of eligible contracts, which results in a borrowing availability of approximately $59,000 at March 31, 2014 and $277,000 at the filing date.

On January 31, 2012, we entered into a First Amendment to the Revolving Line (the “First Amendment”) changing the definition of “HealthCor Debt”, a component of “Permitted Indebtedness,” to permit the issuance of the additional Senior Convertible Notes to HealthCor (see NOTE 11 for further details).

On January 15, 2013, we entered into a Second Amendment of the Revolving Line with the Banks (the “Second Amendment”) in which the Banks agreed to amend the defining term for “Eligible Accounts” and add the defining term for “Verification of Accounts.” Pursuant to the Second Amendment, we also amended the previously issued Warrants to the Banks to reduce the exercise price from $1.40 to $1.10 per share (subject to adjustment for capital events) and to extend the expiration date from August 8, 2018 to January 15, 2020. All other provisions of the Revolving Line and the Warrants remained unchanged.

On August 20, 2013, we entered into a Third Amendment to Revolving Line with the Banks (the “Third Amendment”) to amend and/or restate certain provisions. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, immediate default would be triggered. The Third Amendment provides for a reduced minimum cash period, as defined in the agreement, which allows us to drop below $5,000,000, but not below $4,000,000. In conjunction with the Third Amendment, we also entered into an Affirmation of Subordination with the Banks. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000 or risk default on the Revolving Line. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

Accounting Treatment

Pursuant to the Revolving Line, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, all of which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the Revolving Line. The Warrants have not been exercised at March 31, 2014. During the three months ended March 31, 2014 and 2013, $142,347 and $133,538, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Effective April 1, 2014, Steven B. Epstein and Dr. James R. Higgins were elected to the Company’s Board of Directors. Upon their election, the Company issued Mr. Epstein and Dr. Higgins a Non-qualified Stock Option for the purchase of 500,000 and 150,000 shares, respectively, of the Company’s Common Stock. The ten-year Options vest annually over a three-year period and have an exercise price of $0.68 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2013. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Report, the terms “we,” “us,” “our,” “CareView, “or “our Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Texas limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”), and CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies determined to be variable interest entities (“VIEs”) in which we exercise control and are deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol “CRVW.’’

Company Overview

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs. Reported results from CareView-driven hospitals prove that our products reduce falls, reduce the cost of sitter fees, increase patient satisfaction and reduce bed turnaround time to increase patient flow. For patients, CareView has a convenient in-room, entertainment package that includes high-speed Internet, access to first run on-demand movies and visual connectivity to family and friends from anywhere in the world. For patients, the entertainment packages and patient education enhance the quality of their stay. For hospitals, CareView offer tools to provide superior patient care, peace of mind and customer service satisfaction.

Our CareView System® suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. CareView understands the importance of providing high quality patient care in a safe environment and believes in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify the and streamline the task of preventing and managing patients falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView System secure video monitoring system connects the patient room to a touch-screen monitor at the nursing station, allowing nursing staff to maintain a level of visual contact with each patient. This configuration enhances use of the nurse call system, reduces unnecessary steps to and from patient rooms, and the recording capability allows for a video record of all in-room activity during the length of the patient’s hospital stay. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The HIPAA-compliant, patient-approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

In addition to patient safety and security, CareView also provides a suite of services to increase patient satisfaction scores and enhance the overall image of the hospital including first-run on-demand movies, Internet access via the patient’s television, and video visits with family and friends from almost anywhere in the world. Through continued investment in patient care technology, CareView is helping hospitals and assisted living facilities build a safe, high quality healthcare delivery system that best serves the patient, while striving for the highest level of satisfaction and comfort.

Events Occurring During First Quarter 2014

Note and Warrant Purchase Agreement with HealthCor and Amendments Thereto

On January 16, 2014, we entered into a Fourth Amendment to the April 21, 2011 Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (the “Investors”) (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to the Investors in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the original notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, the Investors are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to the Investors for the purchase of an aggregate of up to 4,000,000 of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2014, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 12.8 million.

Issuance and Cancellation of Options and Warrants

During the three months ended March 31, 2014, we (i) issued Options to purchase an aggregate of 650,000 shares of our Common Stock, (ii) cancelled Options for the purchase of an aggregate of 15,001 shares of our Common Stock due to the resignation or termination of employees and (iii) had Options for the purchase of an aggregate of 31,666 shares expire.

In January 2014, we granted Warrants to purchase an aggregate of 4,000,000 shares of our Common Stock (see Note and Warrant Purchase Agreement with HealthCor and Amendments Thereto above for more details).

Products and Services Agreement with Healthcare Facilities

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of March 31, 2014. The table also shows the number of hospital proposals pending approval and approximated bed count if pending proposals result in an executed Products and Services Agreement.

Total of Billable Hospitals	Number of Aggregated Deployed Units	Number of Aggregated Installed Units	Number of Aggregated Billable Units	Number of Pending Proposals	Number of Estimated Bed Count of Pending Proposals
70	6,803	6,463	3,446	18	17,215

Joint Venture Agreement with Rockwell Holdings; Extension of Master Investment Agreement

On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014, were extended to June 30, 2015.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

	Three months ended March 31,
	2014	2013	Change
	(000’s)
Revenue	$619	$361	$258
Operating expenses	2,179	2,521	(342)
Operating loss	(1,560)	(2,160)	600
Other, net	(2,857)	(1,983)	(874)
Net loss	(4,417)	(4,143)	(274)
Net loss attributable to
noncontrolling interest	(16)	(26)	10
Net loss attributed to
CareView	$(4,401)	$(4,117)	(284)

Revenue

Revenue increased approximately $258,000 for the three months ended March 31, 2014 as compared to the same period in 2013. Hospitals with billable units increased to 70 for the three months ended March 31, 2014 as compared to 58 for the comparable period in 2013. Of the 70 hospitals with billable units on March 31, 2014, two hospitals groups accounted for 45 and 14 of the total, respectively. Billable units (RCPs and Nurse Stations) for all hospitals totaled 3,446 (3,297and 149, respectively) on March 31, 2014 as compared to 2,419 (2,342 and 77, respectively) on March 31, 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2014	2013
Human resource costs, including non-cash compensation	43%	41%
Professional and consulting costs	8%	13%
Depreciation and amortization	18%	15%
Product deployment costs	9%	10%
Travel and entertainment expenses	8%	9%
Other expenses	14%	12%

Operating expenses decreased by 14% as a result of the following items:

(000’s)
Decrease in human resource costs	$(112)
Decrease in professional and consulting costs	(144)
Increase in depreciation and amortization	23
Decrease in deployment costs	(46)
Decrease in travel and entertainment expenses	(40)
Decrease in all other expenses, net	(23)
$(342)

We had 42 employees at March 31, 2014 as compared to 45 March 31, 2013. The primary reasons for the reduction in human resource costs were the recovery of previously accrued paid time off (“PTO”) expenses resulting from a change in our PTO policy totaling approximately $112,000 and a net reduction in salaries, payroll taxes and benefits totaling approximately $98,000.

Non-cash compensation expense increased as a result of charges associated with the fair value of options granted to employees in during the fourth quarter of 2013 and directors during the first quarter of 2014. The fair value of options are expensed equitably over their vesting period, generally three years.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements partially offset by increases in legal and accounting fees.

The decreases in both deployment costs and travel and entertainment expenses are a direct result of a reduction in installation efforts between the two periods. During the first quarter of 2013, we installed equipment in a major hospital system, while experiencing limited installation activity during the first quarter of 2014.

Other, net

Other non-operating income and expense increased by $874,000 for the three months ended March 31, 2014 in comparison to the same period in 2013, primarily a result of the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement (see NOTE 3 in the accompanying consolidated financial statements for further details) and the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $16,000 net loss attributed to noncontrolling interests, our first quarter 2014 net loss of $4,401,000 increased $284,000 (or 7%) as compared to the $4,117,000 net loss for the first quarter 2013.

Liquidity and Capital Resources

Our cash position at March 31, 2014 was approximately $7.5 million. We are required to maintain a minimum cash balance $5 million pursuant to existing loan documents. Falling below that balance triggers a default with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (see NOTE 11 in the accompanying consolidated financial statements for further details) and Comerica Bank and Bridge Bank (see NOTE 12 in the accompanying consolidated financial statements for further details). In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. We expect that the cash on hand, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

As more fully described in NOTE 12, we have a $20 million revolving credit line with Comerica Bank and Bridge Bank (the “Revolving Line”). At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of this Revolving Line by using eligible customer contracts as collateral. Although the unused portion of the line is approximately $19 million, the borrowing capacity is further limited by the level of eligible contracts, which results in a borrowing availability of approximately $59,000 at March 31, 2014 and $277,000 at the filing date. This Revolving Line expires in June 2014 unless extended by mutual agreement. At March 31, 2014, the outstanding Revolving Line balance was $982,555. The Revolving Line expires in June 2014 unless extended by mutual agreement.

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

As of March 31, 2014, our working capital was approximately $6,500,000, our accumulated deficit was approximately $84,200,000 and our stockholders’ deficit was approximately $10,900,000. Operating loss was approximately $1,600,000 and $2,200,000 for the three month periods ended March 31, 2014 and 2013, respectively. Our net loss attributable to CareView was approximately $4,400,000 and $4,100,000 for the three months ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2014.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 28, 2014 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2014.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of our Annual Report on Form 10-K for the year ended December 31, 2013. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Recent Events

Effective April 1, 2014, the Company’s Board of Directors elected Steven Epstein and Dr. James Higgins as additional directors of the Company. In conjunction with their election, the Company’s Board of Directors approved the issuance of a Non-Qualified Stock Option to each of Mr. Epstein and Dr. Higgins for the purchase of 500,000 and 150,000 shares, respectively, of the Company’s Common Stock. The exercise price was set at the close of trading on the date of grant (or $0.68 per share) with annual vesting over a three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including Steve G. Johnson, our Chief Executive Officer (“CEO”) and principal executive officer, and L. Allen Wheeler, our principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Steven Epstein and Dr. James Higgins were elected as additional directors of the Company effective April 1, 2014. In conjunction with their election, the Company’s Board of Directors approved the issuance of a Non-Qualified Stock Option to each of Mr. Epstein and Dr. Higgins for the purchase of 500,000 and 150,000 shares, respectively, of the Company’s Common Stock. The exercise price was set at the close of trading on the date of grant (or $0.68 per share) with annual vesting over a three-year period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)
3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)
3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)
3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)
3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)
3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)
3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)
3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)
3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)
3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)

10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.61	06/21/10	Indemnification Agreement, form of(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/2011	Master Agreement with Health Management Associates, Inc. (12)
10.108	03/27/13	Securities Purchase Agreement, form of(13)
10.109	n/a	Common Stock Purchase Warrant, form of(13)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(14)

10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(14)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (15)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(15)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(16)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(16)
10.117	08/20/13	Affirmation of Subordination Agreement(16)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(18)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)
10.124	12/31/13	Resignation of Tommy G. Thompson(18)
10.125	12/31/13	Binding Term Sheet between the Company and HealthCor(18)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(19)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)
10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(19)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(19)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(19)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(19)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(19)
10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	04/01/13	Subsidiaries of the Registrant(14)
31.1	05/08/14	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/08/14	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/08/14	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/08/14	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on August 23, 2010.

(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on April 15, 2011.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2011.

(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.

(11)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2012.

(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, Amendment No. 1, filed with the Commission on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment was requested with respect to the omitted portions and was granted by the Commission on March 5, 2013.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2013.

(14)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on April 1, 2013.

(15)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 9, 2013.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2013.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013.

(18)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.

(19)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2014

CAREVIEW COMMUNICATIONS, INC.

By:	/s/	Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/	L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

