Form 10-Q
period 2014-06-30
CareView Communications Inc
filed 2014-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2014 was 139,378,571.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash	$6,240,392	$4,125,180
Accounts receivable	445,480	305,033
Other current assets	232,127	165,531
Total current assets	6,917,999	4,595,744
Property and equipment, net of accumulated depreciation of $5,047,773 and $4,255,233, respectively	5,880,534	6,364,609
Other Assets:
Intangible assets, net of accumulated amortization of $58,089 and $43,921, respectively	254,628	252,989
Other assets	845,314	1,224,554
Total other assets	1,099,942	1,477,543
Total assets	$13,898,475	$12,437,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$219,278	$414,888
Revolving line of credit	982,255	982,255
Notes payable	441,594	442,519
Mandatorily redeemable equity in joint ventures	441,594	442,519
Accrued interest	159,483	127,327
Other current liabilities	608,782	538,142
Total current liabilities	2,852,986	2,947,650

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $17,290,123 and $16,248,228, respectively	24,358,761	17,941,662
Fair value of warrant liability	948,206	370,865
Lease liability, net of current portion	—	8,607
Total long-term liabilities	25,306,967	18,321,134
Total liabilities	28,159,953	21,268,784

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,378,571 and 138,753,397 issued and outstanding, respectively	139,378	138,753
Additional paid in capital	74,132,620	71,202,451
Accumulated deficit	(88,122,280)	(79,793,823)
Total CareView Communications Inc. stockholders’ deficit	(13,850,282)	(8,452,619)
Noncontrolling interest	(411,196)	(378,269)
Total stockholders’ deficit	(14,261,478)	(8,830,888)
Total liabilities and stockholders’ deficit	$13,898,475	$12,437,896

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues, net	$698,129	$560,587	$1,317,538	$921,417

Operating expenses:
Network operations	811,178	558,734	1,412,400	1,293,087
General and administration	805,081	711,343	1,607,058	1,605,931
Sales and marketing	155,089	287,856	363,547	562,997
Research and development	232,168	222,600	400,829	463,316
Depreciation and amortization	407,376	395,904	806,708	771,988
Total operating expense	2,410,892	2,176,437	4,590,542	4,697,319

Operating loss	(1,712,763)	(1,615,850)	(3,273,004)	(3,775,902)

Other income and (expense):
Interest expense	(2,289,016)	(1,997,884)	(4,514,844)	(3,982,060)
Change in fair value of warrant liability	55,801	4,050	(577,341)	4,050
Interest income	963	800	1,962	1,336
Other income	549	2,201	1,843	3,253
Total other income (expense)	(2,231,703)	(1,990,833)	(5,088,380)	(3,973,421)

Loss before income taxes	(3,944,466)	(3,606,683)	(8,361,384)	(7,749,323)

Provision for income taxes	—	—	—	—

Net loss	(3,944,466)	(3,606,683)	(8,361,384)	(7,749,323)

Net loss attributable to noncontrolling interest	(17,087)	(26,423)	(32,927)	(52,202)

Net loss attributable to CareView Communications, Inc.	$(3,927,379)	$(3,580,260)	$(8,328,457)	$(7,697,121)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	138,954,417	138,677,691	138,854,463	135,618,860

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2014 TO JUNE 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2014	138,753,397	$138,753	$71,202,451	$(79,793,823)	$(378,269)	$(8,830,888)

Stock options granted as compensation	—	—	341,677	—	—	341,677

Warrants issued in connection with senior secured convertible notes	—	—	1,146,732	—	—	1,146,732

Beneficial conversion features for senior secured convertible notes	—	—	1,442,385	—	—	1,442,385

Warrants exercised (cashless)	625,174	625	(625)	—	—	—

Net loss	—	—	—	(8,328,457)	(32,927)	(8,361,384)

Balance, June 30, 2014	139,378,571	$139,378	$74,132,620	$(88,122,280)	$(411,196)	$(14,261,478)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,361,384)	$(7,749,323)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	792,540	761,561
Amortization of intangible assets	14,168	10,427
Amortization of debt discount	1,547,222	1,585,981
Amortization of prepaid consulting costs	—	76,535
Amortization of installation costs	212,186	156,700
Amortization of deferred debt issuance costs	284,692	284,694
Interest incurred and paid in kind	2,458,994	1,918,913
Stock based compensation related to options granted	341,677	139,567
Stock based costs related to warrants issued	—	23,764
Change in fair value of warrant liability	577,341	(4,050)
Loss on disposal of assets	—	4,660
Changes in operating assets and liabilities:
Accounts receivable	(140,447)	115,831
Other current assets	(66,596)	(10,336)
Other assets	124,928	52,647
Accounts payable	(195,610)	15,003
Accrued expenses and other current liabilities	102,796	109,497
Other liabilities	(8,607)	(8,608)

Net cash flows used in operating activities	(2,316,100)	(2,516,537)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(308,465)	(120,493)
Payment for deferred installation costs	(242,566)	(186,866)
Patent and trademark costs	(9,458)	(20,582)
Software and website costs	(6,349)	—

Net cash flows used in investing activities	(566,838)	(327,941)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes and loans payable	5,000,000	683,644
Proceeds from sale of common stock and exercise of warrants, net	—	2,055,220
Repayment of notes payable	(1,850)	—
Net cash flows provided by financing activities	4,998,150	2,738,864

Increase (decrease) in cash	2,115,212	(105,614)
Cash, beginning of period	4,125,180	5,413,848
Cash, end of period	$6,240,392	$5,308,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$70,261	$75,112

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,442,385	$690,809

Warrants issued in connection with senior secured convertible notes	$1,146,732	$64,286

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses, short- and long-term debt and warrants. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short- and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the our short- and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2014:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(948,206)	$—	$—	$(948,206)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three months ended:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2014	$(370,865)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(577,341)
Transfers in and/out of Level 3	—
$(948,206)

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the three and six months ended June 30, 2014, and the year ended December 31, 2013, no impairment was required to be recognized.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 91,270,341 and 71,255,856 at June 30, 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Reclassifications

Certain 2013 amounts have been reclassified to conform to current period presentation.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2014 was approximately $6.2 million. Pursuant to the terms of a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015. On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20 million revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid. In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. We expect that the cash on hand and a credit facility contemplated to close within the next 90 days, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period; however, there are no assurances that we can close on the financing arrangement on terms acceptable to the Company or that such closing will occur. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of credit facilities and cash generated from operations.

We believe that we will achieve operating profitability; however, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

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

Warrant Activity during the Six Months Ended June 30, 2014

In May and June 2014, certain warrant holders exercised their rights to purchase 573,788 shares and 51,386 shares of our Common Stock, respectively, using the cashless provision provided by their warrant agreements, resulting in the surrender of warrants to purchase an aggregate of 2,871,076 shares of our Common Stock.

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions). The fair value of the convertible debt was determined to be $5,000,000. This resulted in a relative fair value of $1,146,732 for the warrants on the date of grant. At June 30, 2014, $1,094,020 remained as debt discount and $52,713 was amortized to interest expense on the accompanying condensed consolidated financial statements.

On April 1, 2013, the closing date of a Securities Purchase Agreement (the “Purchase Agreement”), we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Private Placement Warrants”) for aggregate gross proceeds of approximately $3.1 million. The five-year Private Placement Warrants vested immediately upon issuance, contain provisions for a cashless exercise and had an exercise price of $0.60 per share. The Private Placement Warrants contain provisions that protect the holders from a future decline in the issue price of our Common Stock or “down round” provisions. As a result of the transaction discussed in the previous paragraph and the “down round” provision, the exercise price of the Private Placement Warrants was reduced to $0.40. In accordance with GAAP, we concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Private Placement Warrants. We recognized these Private Placement Warrants as liabilities at their fair value and re-measure them at fair value on each reporting date with the change reported in other income and expense. GAAP provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair value for the Private Placement Warrants is determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Six Months Ended June 30, 2014 (continued)

As of December 31, 2013, we recorded a warrant liability of $370,865 in our condensed consolidated financial statements. At June 30, 2014, the Private Placement Warrants were re-valued with a fair value determination of $948,206 and the difference of $577,341 was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2014, we also amortized $142,347 and $284,692, respectively, of previously capitalized Warrant costs as interest expense in the accompanying condensed consolidated financial statements.

Warrant Activity during the Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Company issued 2,500,000 Private Placement Warrants as discussed above. As of April 1, 2013, the date of issuance, we recorded the warrant liability at $672,909 in the accompanying condensed consolidated financial statements. At June 30, 2013, the Warrants were re-valued with a fair value of $668,859 with the difference of $4,050 recorded as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2013, we also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $14,486 and $76,535, respectively, as non-cash costs in general and administration and (ii) $151,156 and $284,694, respectively, as interest expense in the accompanying condensed consolidated financial statements.

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

During the six months ended June 30, 2013, we recorded a $23,764 charge to non-cash costs in the accompanying condensed consolidated financial statements as a result of the following agreement effective May 7, 2012. We entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrant was issued to a non-employee and contained specific vesting requirements, we followed Accounting Standard Codification 505-50 Equity Based Payments to Non-Employees (“ASC-505-50”) which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or credit to income. Upon full vesting, and after applying ASC 505-50, the fair value of these Warrants totaled $124,720.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2014, we granted options to purchase 1,300,000 shares of our Common Stock (’‘Option(s)’’) to certain members of our board of directors. No Options were granted during the six months ended June 30, 2013. During those same six month periods, resulting from the resignation or termination of employees, 15,000 and 129,168 Options, respectively, were cancelled. During the six months ended June 30, 2014 and 2013, 41,666 and 5,000 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	12,747,476	$0.59	7.1	$—
Granted	1,300,000	$0.54	9.6
Exercised	—
Expired	(41,666)	$1.17
Cancelled	(15,000)	$1.35
Balance at June 30, 2014	13,990,810	$0.59	6.7	$1,677,492
Vested and Exercisable at June 30, 2014	8,135,639	$0.61	4.8	$990,062

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.72-1.83%	0.61-0.67%
Volatility	73.27-73.33%	101.81-102.81%
Expected life in years	6	3
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for stock options charged to our operating results for the six months ended June 30, 2014 and 2013 ($341,677 and $139,567, respectively) is based on awards vested. Forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

At June 30, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1,600,000, which is expected to be recognized over a weighted-average period of 2.3 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepaid expenses	$158,343	$91,923
Sales tax refund	72,040	72,040
Other current assets	1,744	1,568
TOTAL OTHER CURRENT ASSETS	$232,127	$165,531

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Network equipment	$10,498,234	$10,205,367
Office equipment	150,784	140,764
Vehicles	112,332	112,332
Furniture	75,673	75,673
Test equipment	79,297	73,719
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	10,928,307	10,619,842
Less: accumulated depreciation	(5,047,773)	(4,255,233)
TOTAL PROPERTY AND EQUIPMENT	$5,880,534	$6,364,609

Depreciation expense for the six months ended June 30, 2014 and 2013 was $792,540, and $761,561, respectively.

At June 30, 2014, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at June 30, 2014. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$255,874	$20,197	$235,677
Other intangible assets	56,843	37,892	18,951
TOTAL INTANGIBLE ASSETS	$312,717	$58,089	$254,628

	December 31, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$246,416	$14,487	$231,929
Other intangible assets	50,494	29,434	21,060
TOTAL INTANGIBLE ASSETS	$296,910	$43,921	$252,989

Other assets consist of the following:

	June 30, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,329,861	$771,723	$558,138
Deferred debt issuance costs	1,600,000	1,600,000	—
Prepaid license fee	249,999	46,447	203,552
Deferred closing costs	583,967	583,967	—
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,847,451	$3,002,137	$845,314

	December 31, 2013
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,087,295	$559,537	$527,758
Deferred debt issuance costs	1,600,000	1,315,308	284,692
Prepaid license fee	249,999	38,250	211,749
Deferred closing costs	580,241	463,510	116,731
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,601,159	$2,376,605	$1,224,554

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
Other accrued liabilities	$295,962	$364,204
Accrued taxes	238,480	173,938
Accrued insurance	74,340	—
TOTAL OTHER CURRENT LIABILITIES	$608,782	$538,142

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the six months ended June 30, 2014 and the additional losses expected for the remainder of 2014 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2014, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the ’‘Project LLC(s)’’).

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell warrants to purchase an aggregate of up to 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at June 30, 2014. Amortization is recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $65,976 for the six month ended June 30, 2013.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

As of June 30, 2014 the Project LLCs’ indebtedness to Rockwell totaled approximately $1,040,000, including principal and interest. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. In conjunction with the June 2014 extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Assets
Cash	$2,831	$958
Receivables	2,366	4,861
Total current assets	5,197	5,819
Property, net	71,433	99,348
Total assets	$76,630	$105,167

Liabilities
Accounts payable	$118,509	$114,089
Notes payable	441,594	442,519
Mandatorily redeemable interest	441,594	442,519
Accrued interest	156,619	121,597
Other current liabilities	38,878	37,731
Total liabilities	$1,197,194	$1,158,455

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013 is as follows:

	June 30,
	2014	2013

Revenue	$14,259	$7,285
Network operations expense	8,337	4,231
General and administrative expense (cost recovery)	1,473	(9,136)
Depreciation	25,264	14,506
Total operating costs	35,074	9,601
Operating loss	(20,815)	(2,315)
Other expense	(45,039)	(49,243)
Loss before income taxes	(65,854)	(51,558)
Provision for income taxes	—	—
Net loss	(65,854)	(51,558)
Net loss attributable to noncontrolling interest	(32,927)	(25,779)
Net loss attributable to CareView Communications, Inc.	$(32,927)	$(25,779)

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Purchase Agreement with HealthCor. Pursuant to the Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 11,782,859 shares of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

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

From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor have the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2014, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 24 million.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to Purchase Agreement with HealthCor (the “Second Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2012 HealthCor Notes’’). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 31, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of June 30, 2014, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 5 million.

On August 20, 2013, we entered into a Third Amendment to the Purchase Agreement with HealthCor (“Third Amendment”) to redefine the Company’s minimum cash balance requirements. Previously the Company was required to maintain a minimum cash balance of $5,000,000 and should the Company drop below that balance, it triggered a default. The Third Amendment allows for a reduced minimum cash period, as defined in the Purchase Agreement, which allows the Company to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

On January 16, 2014, we entered into a Fourth Amendment to the Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2014, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 13 million.

Pursuant to the terms of the Purchase Agreement we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. The full amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualifies for this accounting treatment. For the three and six months ended June 30, 2014 and 2013, we recorded a BCF of $251,524 and $486,833, respectively, and $158,085 and $307,515, respectively, related to the PIK in interest expense in other income and expense in the accompanying condensed consolidated financial statements.

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20 million revolving line of credit. On June 30, 2014, the Revolving Line, previously due on that date was extended to July 31, 2014. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid.

Accounting Treatment

Pursuant to the Revolving Line, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, all of which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the Revolving Line and have been fully amortized as of June 30, 2014. The Warrants have not been exercised at June 30, 2014. During the three and six months ended June 30, 2014 and 2013, $142,345 and $284,692, respectively, and $151,156 and $284,692, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements.

NOTE 13 – RELATED PARTY

On January 1, 2014, we entered into a consulting agreement with David White, a director of the Company, pursuant to which Mr. White will provide consulting services and advise related to: (i) current product evaluation and implementation; (ii) presentation of the CareView System to clinicians and hospital executives; and (iii) introductions to qualified customers. The term of the consulting agreement is 12 months and calls for monthly payments of $5,000. During the six months ended June 30, 2014, $30,000 was charged to sales and marketing expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Termination of the Loan and Security Agreement with Comerica and Bridge Bank

On July 31, 2014, the Loan and Security Agreement with Comerica and Bridge Bank was terminated pursuant to its terms, at which time the outstanding balance of $982,255 was repaid.

Agreement with Grady Health System

On August 6, 2014, the Company entered into a Products and Services Agreement with Grady Memorial Hospital Corporation d/b/a Grady Health System (“Grady”). Per the terms of the Agreement, we will install approximately 400 beds at Grady Memorial Hospital.

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

Events Occurring During Second Quarter 2014

Loan and Security Agreement with Comerica Bank and Bridge Bank; Extension of Revolving Line

On August 31, 2011, we entered into and closed a Loan and Security Agreement (or the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20 million revolving line of credit. On June 30, 2014, the Revolving Line, previously due on that date was extended to July 31, 2014. On July 31, 2014, we allowed the Revolving Line to terminate at which time the outstanding balance of $982,255 was repaid.

Issuance and Cancellation of Options and Warrants

During the three months ended June 30, 2014, we issued Options to purchase an aggregate of 650,000 shares of our Common Stock.

In May and June 2014, certain warrant holders exercised their rights to purchase 573,788 shares and 51,386 shares of our Common Stock, respectively, using the cashless provision provided by their warrant agreements, resulting in the surrender of warrants to purchase an aggregate of 2,871,076 shares of our Common Stock.

Agreement with Healthcare Facilities

Community Health Systems, Inc.

In January 2014 Community Health Systems, Inc. (“CHS”) acquired Hospital Management Associates, Inc. (“HMA). Under the terms of an existing products and services agreement with HMA, we installed approximately 3,600 units. Under a separate agreement with HMA, due to their budgetary concerns, only 1,050 units were billable. The 2,550 unbillable units remained in place pending future disposition.

Post-acquisition, CHS assumed our product and services agreement with HMA. We are in the process of negotiating a new contract with CHS whereby CHS would agree to transfer to billable an additional 1,350 units currently inactive in former HMA hospitals bringing the total billable units to approximately 2,400, with the balance of approximately 1,200 units redeployed within CHS or to other health systems. After execution of the new contract we would also be able to enter into products and service agreements with other CHS facilities whose available beds total approximately 22,000.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Product and Services Agreement (the “Master Agreement”) with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement call for the execution of a facilities level agreement with each hospital. We commenced the roll-out of the CareView System in their Central Region and currently have 715 of the 806 scheduled units installed. We are also currently installing their Southern Region with 195 of the 968 scheduled units installed. Thereafter the Company anticipates continuing the roll-out to the remaining Tenet Regions. Tenet has a total of approximately 14,000 available beds.

Kaiser Permanente

In April 2014 and May 2014, we expanded our presence with Kaiser Permanente through the execution of paid pilot agreements with Kaiser’s Baldwin Park and Panorama City facilities. This is in addition to our paid pilot agreement with Kaiser Permanente Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. These four facilities are under six-month pilot agreements which provided for a monthly renewal until termination or replacement by a Master Agreement. We are currently in the process of negotiating a Master Agreement which will replace the existing pilot agreements and allow for a seamless transition for the Kaiser facilities. We anticipate that the Master Agreement will be completed by the end of 2014. After execution of the Master Agreement the Company will have the ability to sell to the approximate 9,600 available Kaiser beds.

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of June 30, 2014. The table also shows the number of hospital proposals pending approval and approximated bed count if pending proposals result in an executed Products and Services Agreement.

Number of Billable Hospitals	Number of Aggregated Deployed Units	Number of Aggregated Installed Units	Number of Aggregated Billable Units	Number of Pending Proposals	Number of Estimated Bed Count of Pending Proposals
81	7,862	7,396	4,327[1]	24	14,620

1 The variance between the Number of Aggregated Installed Units and Number of Aggregated Billable Units is largely due to units covered by unpaid pilot agreements and those units that are not being paid for under the agreement with HMA. The agreement with HMA, which was assumed by CHS, is currently being renegotiated. It is management’s opinion that the spread between installed and billable units will be significantly reduced over the next 90 days resulting in meaningfully higher billable units.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	Three months ended June 30,
	2014	2013	Change
	(000’s)
Revenue	$698	$560	$138
Operating expenses	2,413	2,176	237
Operating loss	(1,715)	(1,616)	(99)
Other, net	(2,229)	(1,990)	(239)
Net loss	(3,944)	(3,606)	(338)
Net loss attributable to noncontrolling interest	(17)	(26)	9
Net loss attributed to CareView	$(3,927)	$(3,580)	(347)

Revenue

Revenue increased approximately $138,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This increase is a direct result of hospital with billable units improving from 70 on March 31, 2014 to 81 on June 30, 2014. Of the 81 hospitals with billable units on June 30, 2014, two hospital groups accounted for 61 of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 4,327 (4,124 and 203, respectively) on June 30, 2014 as compared to 3,446 (3,297 and 149, respectively) on March 31, 2014.

For the corresponding period in 2013, hospitals with billable units improved from 58 on March 31, 2013 to 63 on June 30, 2013. Of the 63 hospitals with billable units on June 30, 2014, two hospital groups accounted for 57 of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 2,917 (2,814 and 103, respectively) on June 30, 2013 as compared to 2,419 (2,342 and 77, respectively) on March 31, 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2014	2013
Human resource costs, including non-cash compensation	40%	44%
Professional and consulting costs	8%	10%
Depreciation and amortization	17%	18%
Product deployment costs	10%	5%
Travel and entertainment expenses	13%	10%
Other expenses	12%	13%

Operating expenses increased by 11% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$23
Decrease in professional and consulting costs	(16)
Increase in depreciation and amortization	14
Increase in deployment costs	137
Increase in travel and entertainment expenses	102
Decrease in all other expenses, net	(23)
$237

We had 43 employees at June 30, 2014 as compared to 42 at June 30, 2013, however, we experienced decreases in human resource costs resulting from reductions in executive level personnel. These reductions were offset by non-cash compensation expense which increased as a result of charges associated with the stock-based compensation to employees during the fourth quarter of 2013 and directors during the first six months of 2014. The fair value of options are expensed ratably over their vesting period, generally three years.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements.

The increases in both deployment costs and travel and entertainment expenses are a direct result of the addition of new hospital contracts and product deployment during the three months ended June 30, 2014 which translates into increased installation activity.

Other, net

Other non-operating income and expense increased by approximately $239,000 for the three months ended June 30, 2014 in comparison to the same period in 2013, primarily a result of the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement (see NOTE 3 in the accompanying condensed consolidated financial statements for further details) and the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $17,000 net loss attributed to noncontrolling interests, our second quarter 2014 net loss of $3,927,000 increased $347,000, or 10%, as compared to the $3,580,000 net loss for the second quarter 2013.

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

	Six months ended June 30,
	2014	2013	Change
	(000’s)
Revenue	$1,318	$921	$397
Operating expenses	4,593	4,697	(104)
Operating loss	(3,275)	(3,776)	501
Other, net	(5,086)	(3,973)	(1,113)
Net loss	(8,361)	(7,749)	(612)
Net loss attributable to noncontrolling interest	(33)	(52)	19
Net loss attributed to CareView	$(8,328)	$(7,697)	$(631)

Revenue

Revenue increased approximately $397,000 for the six months ended June 30, 2014 as compared to the same period in 2013. This increase is a direct result of hospitals with billable units improving from 68 on December 31, 2013 to 81 on June 30, 2014. Billable units (RCPs and Nurse Stations) for all hospitals totaled 4,327 (4,124 and 203, respectively) on June 30, 2014 as compared to 3,292 (3,155 and 137, respectively) on December 31, 2013.

For the corresponding period in 2013, hospitals with billable units improved from 55 on December 31, 2012 to 63 on June 30, 2013. Billable units (RCPs and Nurse Stations) for all hospitals totaled 2,917 (2,814 and 103, respectively) on June 30, 2013 as compared to 2,078 (2,016 and 62, respectively) on December 31, 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2014	2013
Human resource costs, including non-cash compensation	42%	43%
Professional and consulting costs	8%	12%
Depreciation and amortization	18%	16%
Product deployment costs	10%	8%
Travel and entertainment expenses	11%	9%
Other expenses	11%	12%

Operating expenses decreased by 2% as a result of the following items:

(000’s)
Decrease in human resource costs	$(88)
Decrease in professional and consulting costs	(161)
Increase in depreciation and amortization	37
Increase in deployment costs	93
Increase in travel and entertainment expenses	61
Decrease in all other expenses, net	(46)
$(104)

We had 43 employees at June 30, 2014 as compared to 42 at June 30, 2013; however, we experienced decreases in human resource costs as a result of: (i) reductions in executive level personnel and (ii) the recovery of previously accrued paid time off (“PTO”) expenses resulting from a change in our PTO policy. These costs were partially offset by non-cash compensation expense which increased as a result of charges associated with stock-based compensation to employees during the fourth quarter of 2013 and directors during the first six months of 2014. The fair value of options are expensed ratably over their vesting period, generally three years.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements partially offset by increases in legal and accounting fees.

The increases in both deployment costs and travel and entertainment expenses are a direct result of an increase in installation efforts between the two periods.

Other, net

Other non-operating income and expense increased by $1,113,000 for the six months ended June 30, 2014 in comparison to the same period in 2013, primarily a result of the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement (see NOTE 3 in the accompanying consolidated financial statements for further details) and the increase in interest expense related to the HealthCor funding transaction.

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $33,000 net loss attributed to noncontrolling interests, the six months ended June 30, 2014 net loss of $8,328,000 increased $631,000, or 8% as compared to the $7,697,000 net loss for the same period in 2013.

Liquidity and Capital Resources

Our cash position at June 30, 2014 was approximately $6.2 million. Pursuant to the terms of a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015. On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20 million revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid. In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity; however, we may be required to obtain additional financing. We expect that the cash on hand and a credit facility contemplated to close within the next 90 days, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period; however, there are no assurances that we can close on the financing arrangement on terms acceptable to the Company or that such closing will occur. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of credit facilities and cash generated from operations.

We expect to continue to spend substantial amounts on research and development. Further, we may not have sufficient resources to fully develop any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We can make no assurances that additional financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will achieve operating profitability; however, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

As of June 30, 2014, our working capital was approximately $4,100,000, our accumulated deficit was approximately $88,100,000 and our stockholders’ deficit was approximately $14,300,000. Operating loss was approximately $3,300,000 and $3,800,000 for the six month periods ended June 30, 2014 and 2013, respectively. Our net loss attributable to CareView was approximately $8,300,000 and $7,700,000 for the six months ended June 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2014.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 28, 2014 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the six months ended June 30, 2014.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2013. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Recent Events

Termination of the Loan and Security Agreement with Comerica and Bridge Bank

On July 31, 2014, we allowed the Loan and Security Agreement with Comerica and Bridge Bank to terminate pursuant to the terms of the extension, at which time the outstanding balance of $982,255 was repaid. It was management’s decision to not pursue a renewal of the Loan and Security Agreement due to the low level of borrowing base on a per installed unit basis. It is our opinion that a new line that allows a higher borrowing base will be beneficial to our shareholders by reducing the level of equity needed to grow the Company. We are actively engaged in the process of securing a new credit facility.

Agreement with Grady Health System

On August 6, 2014, the Company entered into a Products and Services Agreement with Grady Memorial Hospital Corporation d/b/a Grady Health System (“Grady”). Per the terms of the Agreement, we will install approximately 400 beds at Grady Memorial Hospital.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2014, we elected Steven Epstein and Dr. James Higgins as directors and issued them non-qualified stock options for the purchase of 500,000 shares and 150,000 shares of our Common Stock, respectively. The ten-year options vest annually over three years and have an exercise price of $0.68 per share.

In May and June 2014, certain warrant holders exercised their rights to purchase 573,788 shares and 51,386 shares of our Common Stock, respectively, using the cashless provision provided in their warrant agreements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

2.0	09/27/07	Securities Exchange Agreement by and between Ecogate, Inc., CareView Communications, Inc. and Shareholders of CareView Communications, Inc.(1)

3.0	07/08/97	Articles of Incorporation filed in State of California under Purpose, Inc. (1)

3.1	04/30/99	Certificate of Amendment filed in State of California (to change name to Ecogate, Inc. and to increase authorized shares to 100,000 shares) (1)

3.2	04/03/01	Certificate of Amendment filed in State of California (to (i) increase the capital stock of the Company to 25,000,000 shares at no par value [20,000,000 authorized common shares and 5,000,000 authorized preferred shares], and (ii) to add provisions for indemnification for officers and directors) (1)

3.3	08/05/04	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 105,000,000 shares at no par value [100,000,000 authorized common shares and 5,000,000 authorized preferred shares]) (1)

3.4	09/20/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to increase the capital stock of the Company to 320,000,000 shares at no par value [300,000,000 authorized common shares and 20,000,000 authorized preferred shares]) (1)

3.5	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 1,000,000 shares of Series A Preferred(1)

3.6	09/25/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to designate 3,000,000 shares of Series B Preferred Stock) (1)

3.7	10/30/07	Certificate of Amendment filed in State of California (to amend Articles of Incorporation to change name to CareView Communications, Inc.) (1)

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)

3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)

3.10	11/21/07	Domestic Stock Corporation Certificate of Election to Wind Up and Dissolve filed in State of California(1)

3.11	11/21/07	Domestic Stock Corporation Certificate of Dissolution filed in State of California(1)

3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)

10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)

10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)

10.10	12/03/07	Non-Qualified Stock Option, form of(1)

10.11	12/13/07	Audit Committee Charter(1)

10.12	12/13/07	Compensation Committee Charter(1)

10.14	02/13/08	Advisory Board Charter(1)

10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)

10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)

10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)

10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)

10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)

10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)

10.48	11/16/09	Rockwell JV – Project Note, form of (1)

10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)

10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)

10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)

10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)

10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)

10.61	06/21/10	Indemnification Agreement, form of(1)

10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)

10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)

10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)

10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)

10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)

10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)

10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)

10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)

10.86	08/31/11	Intellectual Property Security Agreement, form of(6)

10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)

10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)

10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)

10.92	12/31/11	Note and Warrant Amendment Agreement(2)

10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)

10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)

10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)

10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)

10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)

10.99	3/01/12	Sales Consulting Agreement with among the Company, Don Shirley and Foundation Medical, LLC(11)

10.100	n/a	Insider Trading Policy, form of(11)

10.101	n/a	Whistleblower Policy(11)

10.102	n/a	Related Party Transactions Policy(11)

10.106	03/2011	Master Agreement with Health Management Associates, Inc. (12)

10.108	03/27/13	Securities Purchase Agreement, form of(13)

10.109	n/a	Common Stock Purchase Warrant, form of(13)

10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(14)

10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(14)

10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (15)

10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(15)

10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(16)

10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(16)

10.117	08/20/13	Affirmation of Subordination Agreement(16)

10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(18)

10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)

10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)

10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)

10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(18)

10.124	12/31/13	Resignation of Tommy G. Thompson(18)

10.125	12/31/13	Binding Term Sheet between the Company and HealthCor(18)

10.126	01/01/14	Consulting Agreement with David White*

10.127	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)

10.128	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)

10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(19)

10.130	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)

10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(19)

10.132	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(19)

10.133	01/16/14	Amendment to and Affirmation of Subordination Agreement(19)

10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(19)

10.135	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)

10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(19)

10.137	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(19)

14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)

14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)

21.00	04/01/13	Subsidiaries of the Registrant(14)

31.1	08/14/14	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	08/14/14	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	08/14/14	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	08/14/14	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document†

101.SCH	n/a	XBRL Taxonomy Extension Schema Document†

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on August 23, 2010.

(2)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 7, 2010, which exhibits may have had a different exhibit number when originally filed.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on April 15, 2011.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2011.

(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 22, 2011, which exhibits may have had a different exhibit number when originally filed.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2011, which exhibits may have had a different exhibit number when originally filed.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2011, which exhibits may have had a different exhibit number when originally filed.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2012, which exhibits may have had a different exhibit number when originally filed.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2012, which exhibits may have had a different exhibit number when originally filed.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2012, which exhibits may have had a different exhibit number when originally filed.

(11)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2012.

(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, Amendment No. 1, filed with the Commission on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment was requested with respect to the omitted portions and was granted by the Commission on March 5, 2013.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2013.

(14)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on April 1, 2013.

(15)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 9, 2013.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2013.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013.

(18)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.

(19)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2014

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer