Form 10-Q
period 2014-09-30
CareView Communications Inc
filed 2014-11-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 14, 2014 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash	$3,901,421	$4,125,180
Accounts receivable	526,732	305,033
Other current assets	191,859	165,531
Total current assets	4,620,012	4,595,744
Property and equipment, net of accumulated depreciation of $5,458,263 and $4,255,233, respectively	5,603,522	6,364,609
Other Assets:
Intangible assets, net of accumulated amortization of $65,908 and $43,921, respectively	254,091	252,989
Other assets, net	888,134	1,224,554
Total other assets	1,142,225	1,477,543
Total assets	$11,365,759	$12,437,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$70,240	$414,888
Revolving line of credit	—	982,255
Notes payable	441,593	442,519
Mandatorily redeemable equity in joint ventures	441,593	442,519
Accrued interest	174,532	127,327
Other current liabilities	626,516	538,142
Total current liabilities	1,754,474	2,947,650

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $16,977,384 and $16,248,228, respectively	25,973,028	17,941,662
Fair value of warrant liability	550,914	370,865
Lease liability, net of current portion	—	8,607
Total long-term liabilities	26,523,942	18,321,134
Total liabilities	28,278,416	21,268,784

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 and 138,753,397 issued and outstanding, respectively	139,380	138,753
Additional paid in capital	74,748,158	71,202,451
Accumulated deficit	(91,372,328)	(79,793,823)
Total CareView Communications Inc. stockholders’ deficit	(16,484,790)	(8,452,619)
Noncontrolling interest	(427,867)	(378,269)
Total stockholders’ deficit	(16,912,657)	(8,830,888)
Total liabilities and stockholders’ deficit	$11,365,759	$12,437,896

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues, net	$840,579	$552,935	$2,158,117	$1,474,352

Operating expenses:
Network operations	777,138	608,925	2,189,538	1,902,012
General and administration	808,388	701,339	2,415,446	2,307,269
Sales and marketing	132,072	191,139	495,619	754,136
Research and development	291,002	178,547	691,831	641,863
Depreciation and amortization	420,107	379,388	1,226,815	1,151,376
Total operating expense	2,428,707	2,059,338	7,019,249	6,756,656

Operating loss	(1,588,128)	(1,506,403)	(4,861,132)	(5,282,304)

Other income and (expense):
Interest expense	(2,077,055)	(1,990,650)	(6,591,899)	(5,972,711)
Change in fair value of warrant liability	397,292	89,613	(180,049)	93,663
Interest income	693	671	2,655	2,007
Other income	479	342	2,322	3,595
Total other income (expense)	(1,678,591)	(1,900,024)	(6,766,971)	(5,873,446)

Loss before income taxes	(3,266,719)	(3,406,427)	(11,628,103)	(11,155,750)

Provision for income taxes	—	—	—	—

Net loss	(3,266,719)	(3,406,427)	(11,628,103)	(11,155,750)

Net loss attributable to noncontrolling interest	(16,671)	2,865	(49,598)	(49,337)

Net loss attributable to CareView Communications, Inc.	$(3,250,048)	$(3,409,292)	$(11,578,505)	$(11,106,413)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	139,379,423	138,746,282	139,033,459	136,672,790

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2014 TO SEPTEMBER 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2014	138,753,397	$138,753	$71,202,451	$(79,793,823)	$(378,269)	$(8,830,888)

Stock options granted as compensation	—	—	527,507	—	—	527,507

Warrants issued in connection with senior secured convertible notes	—	—	1,146,732	—	—	1,146,732

Beneficial conversion features for senior secured convertible notes	—	—	1,872,095	—	—	1,872,095

Warrants exercised (cashless)	627,351	627	(627)	—	—	—

Net loss	—	—	—	(11,578,505)	(49,598)	(11,628,103)

Balance, September 30, 2014	139,380,748	$139,380	$74,748,158	$(91,372,328)	$(427,867)	$(16,912,657)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,628,103)	$(11,155,750)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,204,828	1,134,061
Amortization of intangible assets	21,987	17,315
Amortization of debt discount	2,289,671	2,320,867
Amortization of prepaid consulting costs	—	76,535
Amortization of installation costs	197,934	243,048
Amortization of deferred debt issuance costs	284,692	427,041
Interest incurred and paid in kind	3,760,522	2,923,574
Stock based compensation related to options granted	527,507	127,478
Stock based costs related to warrants issued	—	49,091
Change in fair value of warrant liability	180,049	(93,663)
(Gain) loss on disposal of assets	(1,798)	5,998
Changes in operating assets and liabilities:
Accounts receivable	(221,699)	95,278
Other current assets	(26,328)	(103,624)
Other assets	166,526	89,442
Accounts payable	(344,648)	96,495
Accrued expenses and other current liabilities	135,579	111,788
Other liabilities	(8,607)	(12,912)

Net cash flows used in operating activities	(3,461,888)	(3,647,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(441,943)	(71,765)
Payment for deferred installation costs	(312,732)	(256,982)
Patent and trademark costs	(16,740)	(40,958)
Software and website costs	(6,349)	(4,274)
Proceeds from insurance claim	—	17,824

Net cash flows used in investing activities	(777,764)	(356,155)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes and loans payable	5,000,000	982,255
Proceeds from sale of common stock and exercise of warrants, net	—	2,728,129
Repayment of revolving line of credit	(982,255)	—
Repayment of notes payable	(1,852)	—
Net cash flows provided by financing activities	4,015,893	3,710,384

Decrease in cash	(223,759)	(293,709)
Cash, beginning of period	4,125,180	5,413,848
Cash, end of period	$3,901,421	$5,120,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$99,413	$134,462
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,872,095	$1,052,487
Warrants issued in connection with senior secured convertible notes	$1,146,732	$64,286

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2014:

Description	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

Fair value of warrant liability	$(550,914)	$—	$—	$(550,914)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three months ended:

Fair Value Measurements Using Significant Unobservable Inputs (Level3)

Balance at January 1, 2014	$(370,865)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(180,049)
Transfers in and/out of Level 3	—
$(550,914)

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the three and nine months ended September 30, 2014, and the year ended December 31, 2013, no impairment was required to be recognized.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 92,322,361 and 71,701,614 at September 30, 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at September 30, 2014 was approximately $3.9 million. Pursuant to the terms of a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015. On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20 million revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid. In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity. We expect that the cash on hand and a new credit facility and/or equity financing, contemplated to close within the next 90 days, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period; however, there are no assurances that we can close on the financing arrangement on terms acceptable to the Company or that such closing will occur. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of cash generated from operations as well as a credit facility and/or equity financing.

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

Warrant Activity during the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, certain warrant holders exercised their rights to purchase 627,351 shares of our Common Stock using the cashless provision provided by their warrant agreements, resulting in the surrender of warrants to purchase an aggregate of 2,927,399 shares of our Common Stock. Also during this period, warrants to purchase an aggregate of 200,000 shares of our Common Stock expired.

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions). The fair value of the convertible debt was determined to be $5,000,000. This resulted in a relative fair value of $1,146,732 for the warrants on the date of grant. At September 30, 2014, $1,065,351 remained as debt discount and $81,381 was amortized to interest expense on the accompanying condensed consolidated financial statements.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Nine Months Ended September 30, 2014 (continued)

As of December 31, 2013, we recorded a warrant liability of $370,865 in our consolidated financial statements. At September 30, 2014, the Private Placement Warrants were re-valued with a fair value determination of $550,914 and the difference of $180,049 was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2014, we also amortized $0 and $284,692, respectively, of previously capitalized Warrant costs as interest expense in the accompanying condensed consolidated financial statements.

Warrant Activity during the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 2,500,000 Private Placement Warrants as discussed above. As of April 1, 2013, the date of issuance, we recorded the warrant liability at $672,909 in the accompanying condensed consolidated financial statements. At September 30, 2013, the Warrants were re-valued with a fair value of $579,246 with the difference of $93,663 recorded as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2013, we also amortized certain previously capitalized Warrant costs in the accompanying condensed consolidated financial statements as follows: (i) $0 and $76,535, respectively, as non-cash costs in general and administration and (ii) $0 and $427,071, respectively, as interest expense.

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

During the nine months ended September 30, 2013, we recorded a $23,764 charge to non-cash costs in the accompanying condensed consolidated financial statements as a result of the following agreement effective May 7, 2012. We entered into a 12 month advisory services agreement (the “AS Agreement”) with an unrelated entity, wherein compensation was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock. Vesting of the underlying shares occurs at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement as long as the AS Agreement has not been terminated. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Since the Warrant was issued to a non-employee and contained specific vesting requirements, we followed Accounting Standard Codification 505-50 Equity Based Payments to Non-Employees (“ASC-505-50”) which requires that the fair value of the Warrant be re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant recorded as a charge or credit to income. Upon full vesting, and after applying ASC 505-50, the fair value of these Warrants totaled $124,720.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2014, we granted options to purchase 1,340,000 shares of our Common Stock (’‘Option(s)’’) to certain employees and members of our board of directors. We granted 25,000 Options to certain employees during the nine months ended September 30, 2013. During those same nine month periods, resulting from the resignation or termination of employees, 66,667 and 287,502 Options, respectively, were cancelled. During the nine months ended September 30, 2014 and 2013, 41,666 and 49,999 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	12,747,476	$0.59	7.1	$—
Granted	1,340,000	$0.52	9.4
Exercised	—
Expired	(41,666)	$1.17
Cancelled	(66,667)	$.75
Balance at September 30, 2014	13,979,143	$0.58	6.4	$38,328
Vested and Exercisable at September 30, 2014	8,139,805	$0.61	4.5	$18,828

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.62-1.83%	0.61-0.67%
Volatility	73.26-73.33%	101.81-102.81%
Expected life in years	6	3
Dividend yield	0.00%	0.00%

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

Share-based compensation expense for stock options charged to our operating results for the nine months ended September 30, 2014 and 2013 ($527,507 and $127,478, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. Our historical forfeiture rate as of September 30, 2014 is 6.45%. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $1,400,000, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid expenses	$189,098	$91,923
Other current assets	2,761	1,568
Sales tax refund	—	72,040
TOTAL OTHER CURRENT ASSETS	$191,859	$165,531

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Network equipment	$10,603,936	$10,205,367
Office equipment	154,656	140,764
Vehicles	132,797	112,332
Test equipment	82,736	73,719
Furniture	75,673	75,673
Warehouse equipment	6,866	6,866
Leasehold improvements	5,121	5,121
	11,061,785	10,619,842
Less: accumulated depreciation	(5,458,263)	(4,255,233)
TOTAL PROPERTY AND EQUIPMENT	$5,603,522	$6,364,609

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,204,828 and $1,134,061, respectively.

At September 30, 2014, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at September 30, 2014. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$263,156	$23,216	$239,940
Other intangible assets	56,843	42,692	14,151
TOTAL INTANGIBLE ASSETS	$319,999	$65,908	$254,091

	December 31, 2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$246,416	$14,487	$231,929
Other intangible assets	50,494	29,434	21,060
TOTAL INTANGIBLE ASSETS	$296,910	$43,921	$252,989

Other assets consist of the following:

	September 30, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,400,027	$757,471	$642,556
Deferred debt issuance costs	1,600,000	1,600,000	—
Prepaid license fee	249,999	50,545	199,454
Deferred closing costs	583,967	583,967	—
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,880,117	$2,991,983	$888,134

	December 31, 2013
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,087,295	$559,537	$527,758
Deferred debt issuance costs	1,600,000	1,315,308	284,692
Prepaid license fee	249,999	38,250	211,749
Deferred closing costs	580,241	463,510	116,731
Security deposit	83,624	—	83,624
TOTAL OTHER ASSETS	$3,601,159	$2,376,605	$1,224,554

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
Other accrued liabilities	$324,450	$364,204
Accrued taxes	272,330	173,938
Accrued insurance	29,736	—
TOTAL OTHER CURRENT LIABILITIES	$626,516	$538,142

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the nine months ended September 30, 2014 and the additional losses expected for the remainder of 2014 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2014, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Rockwell and the Company own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes’’) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return’’). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying condensed consolidated balance sheet. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell warrants to purchase an aggregate of up to 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at September 30, 2014. Amortization is recorded as interest expense on the accompanying condensed consolidated financial statements. Amortization expense totaled $65,976 for the nine month ended September 30, 2013.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

As of September 30, 2014 the Project LLCs’ indebtedness to Rockwell totaled approximately $1,058,000, including principal and interest. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. In conjunction with the June 2014 extensions, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which was immediately recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Assets
Cash	$2,846	$958
Receivables	2,366	4,861
Total current assets	5,212	5,819
Property, net	59,482	99,348
Total assets	$64,694	$105,167

Liabilities
Accounts payable	$120,155	$114,089
Notes payable	441,593	442,519
Mandatorily redeemable interest	441,593	442,519
Accrued interest	174,532	121,597
Other current liabilities	39,951	37,731
Total liabilities	$1,217,824	$1,158,455

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30,
	2014	2013

Revenue	$21,356	$21,863
Network operations expense	12,501	12,653
General and administrative expense (cost recovery)	2,757	(19,462)
Depreciation	37,992	40,583
Total operating costs	53,250	33,774
Operating loss	(31,894)	(11,911)
Other expense	(67,302)	(86,764)
Loss before income taxes	(99,196)	(98,675)
Provision for income taxes	—	—
Net loss	(99,196)	(98,675)
Net loss attributable to noncontrolling interest	(49,598)	(49,337)
Net loss attributable to CareView Communications, Inc.	$(49,598)	$(49,338)

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of September 30, 2014, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 24 million.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to Purchase Agreement with HealthCor (the “Second Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2012 HealthCor Notes’’). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 31, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 31, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of September 30, 2014, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6 million.

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

On January 16, 2014, we entered into a Fourth Amendment to the Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor are entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2014, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 14 million.

Pursuant to the terms of the Purchase Agreement we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the 2011 HealthCor Notes were originally classified as a liability when issued and reclassified to equity on December 31, 2011, only the accrued interest capitalized as payment in kind (“PIK’’) since reclassification qualifies under this accounting treatment. The full amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualifies for this accounting treatment. During the three and nine months ended September 30, 2014, we recorded a BCF of $251,604 and $738,437, respectively, and during the three and nine months ended September 30, 2013, we recorded a BCF of $165,477 and $472,992, respectively, related to the PIK in interest expense in other income and expense in the accompanying condensed consolidated financial statements.

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

Accounting Treatment

Pursuant to the Revolving Line, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to the Second Amendment, all of which has been recorded as deferred financing costs. The deferred financing costs are amortized to interest expense over the term of the Revolving Line and were fully amortized as of June 30, 2014. The Warrants have not been exercised as of September 30, 2014. During the three and nine months ended September 30, 2014, $0 and $284,692, respectively, and during the three and nine months ended September 30, 2013, $142,347 and $427,041, respectively, was amortized to interest expense in the accompanying condensed consolidated financial statements.

NOTE 13 – RELATED PARTY

On January 1, 2014, we entered into a consulting agreement with David White, a director of the Company, pursuant to which Mr. White will provide consulting services and advise related to: (i) current product evaluation and implementation; (ii) presentation of the CareView System to clinicians and hospital executives; and (iii) introductions to qualified customers. The term of the consulting agreement is 12 months and calls for monthly payments of $5,000. During the nine months ended September 30, 2014, $45,000 was charged to sales and marketing expense in the accompanying condensed consolidated financial statements.

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

Throughout this Report, the terms “we,” “us,” “our,” “CareView, or “our Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Texas limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”), and CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies determined to be variable interest entities (“VIEs”) in which we exercise control and are deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol “CRVW.”

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

Events Occurring During Third Quarter 2014

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

Issuance and Cancellation of Options and Warrants

During the three months ended September 30, 2014, we issued Options to purchase an aggregate of 40,000 shares of our Common Stock.

In August 2014, certain warrant holders exercised their rights to purchase 2,177 shares of our Common Stock using the cashless provision provided by their warrant agreements, resulting in the surrender of warrants to purchase an aggregate of 56,323 shares of our Common Stock.

Agreements with Healthcare Facilities

Community Health Systems, Inc.

In January 2014 Community Health Systems, Inc. (“CHS”) acquired Hospital Management Associates, Inc. (“HMA”). Under the terms of an existing products and services agreement with HMA, we deployed approximately 3,600 units. Under a separate agreement with HMA, due to their budgetary concerns, only 1,050 units were billable. The 2,550 unbillable units remained deployed pending future disposition.

Post-acquisition, CHS assumed our product and services agreement with HMA. That agreement expires on December 31, 2014. We are in the process of negotiating a new contract with CHS whereby CHS would agree to transfer to billable an additional 1,666 units currently inactive in former HMA hospitals bringing the total billable units to approximately 2,716, with the balance of approximately 884 units redeployed within CHS or to other health systems. While we cannot guarantee that the new contract will be finalized, management anticipates that the new agreement with CHS will be executed prior to the expiration of the existing agreement. Assuming execution of the new contract, we will also be authorized to enter into products and service agreements with other interested CHS facilities whose available beds total approximately 31,000.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Product and Services Agreement (the “Master Agreement”) with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We commenced the roll-out of the CareView System in their Central Region and currently have 731 of the 806 scheduled units installed. We are also currently installing their Southern Region with 195 of the 958 scheduled units installed. Thereafter we anticipate continuing the roll-out to the remaining Tenet regions, which includes the potential for an approximate 12,000 additional beds out of the estimate 20,000 licensed Tenet beds.

Kaiser Permanente

In April 2014 and May 2014, we expanded our presence with Kaiser Permanente through the execution of paid pilot agreements with Kaiser’s Baldwin Park and Panorama City facilities. This is in addition to our paid pilot agreement with Kaiser Permanente Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. These four facilities are under six-month pilot agreements which provided for a monthly renewal until termination or replacement by a Master Agreement. In October 2014, the facilities in Anaheim and Irvine requested an additional 144 beds as the commenced to build out the rest of their hospitals in anticipation of the execution of a Master Agreement. We are currently in the process of negotiating a Master Agreement which will replace the existing pilot agreements and allow for a seamless transition for the Kaiser facilities. We anticipate that the Master Agreement will be completed by the end of 2014. After execution of the Master Agreement with Kaiser, we anticipate that we will ultimately be installed in approximately 7,000 of the estimated 8,600 available beds.

Parkland

On October 31, 2014, we signed a Pilot Agreement with Dallas County Hospital District D/B/A Parkland Health & Hospital System. Per the terms of the agreement, we will install 100 beds with the CareView System on a pilot basis. Upon successful completion of the pilot period, we anticipate deploying our products and services hospital-wide to an estimated bed count of 600. Currently Parkland has approximately 969 available beds. Parkland is in the process of opening a new facility which will increase the total available beds however that estimated number is unknown at this time.

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of October 31, 2014. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in an executed Products and Services Agreement, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Number of Billable Hospitals	Number of Installed Hospitals	Number of Aggregated Deployed Units	Number of Aggregated Installed Units	Number of Aggregated Billable Units	Number of Pilots/Pending Proposals	Number of Estimated Bed Count of Pilot/Pending Proposals	Number of Estimated Total Licensed Beds in the Pilot/Pending Proposals
89	102	8,761	8,090	4,924	21	47,870	141,885

1 The variance between the Number of Aggregated Installed Units and Number of Aggregated Billable Units is largely due to units covered by unpaid pilot agreements and those units that are not being paid for under the agreement with HMA. The agreement with HMA, which was assumed by CHS, is currently being negotiated. It is management’s opinion that the spread between installed and billable units will be significantly reduced over the next 90 days resulting in meaningfully higher billable units.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three months ended September 30,
	2014	2013	Change
	(000’s)
Revenue	$841	$553	$288
Operating expenses	2,429	2,059	370
Operating loss	(1,588)	(1,506)	(82)
Other, net	(1,679)	(1,900)	(221)
Net loss	(3,267)	(3,406)	139
Net income (loss) attributable to noncontrolling interest	(17)	3	(20)
Net loss attributed to CareView	$(3,250)	$(3,409)	$159

Revenue

Revenue increased approximately $288,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This increase is a direct result of hospital with billable units improving from 81 on June 30, 2014 to 87 on September 30, 2014. Of the 87 hospitals with billable units on September 30, 2014, two hospital groups accounted for 61 of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 4,751 (4,512 and 239, respectively) on September 30, 2014 as compared to 4,327 (4,124 and 203, respectively) on June 30, 2014.

For the corresponding period in 2013, hospitals with billable units improved from 63 on June 30, 2013 to 66 on September 30, 2013. Of the 66 hospitals with billable units on September 30, 2013, two hospital groups accounted for 59 of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 3,001 (2,886 and 115, respectively) on September 30, 2013 as compared to 2,917 (2,814 and 103, respectively) on June 30, 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2014	2013
Human resource costs, including non-cash compensation	44%	42%
Professional and consulting costs	7%	10%
Depreciation and amortization	17%	19%
Product deployment costs	8%	10%
Travel and entertainment expense	11%	8%
Other expenses	13%	11%

Operating expenses increased by 18% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$196
Decrease in professional and consulting costs	(41)
Increase in depreciation and amortization	41
Decrease in deployment costs	(23)
Increase in travel and entertainment expense	99
Increase in all other expenses, net	98
$370

We had 49 employees at September 30, 2014 and 43 at September 30, 2013; however, we experienced increases in human resource costs as a result of non-cash compensation expense which increased as a result of charges associated with stock-based compensation to employees during the fourth quarter of 2013. The fair value of options are expensed ratably over their vesting period, generally three years. The non-cash compensation expense increase was partially offset by (i) reductions in executive level personnel and (ii) the recovery of previously accrued paid time off (“PTO”) expenses resulting from a change in our PTO policy.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements.

The decrease in deployment costs reflects the addition of new hospital contracts offset by gains associated with changes in the amortizable life of certain pre-existing hospital contracts.

The increase in travel and entertainment expense is directly related to the addition of new hospital contracts and the resulting product deployment during the three months ended September 30, 2014.

Other, net

Other non-operating income and expense decreased by approximately $221,000 for the three months ended September 30, 2014 in comparison to the same period in 2013, primarily a result of the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement (see NOTE 3 in the accompanying condensed consolidated financial statements for further details) and the increase in interest expense related to the HealthCor funding transaction.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $17,000 net loss attributed to noncontrolling interests, our third quarter 2014 net loss of $3,250,000 decreased $159,000, or 5%, as compared to the $3,409,000 net loss for the third quarter 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine months ended September 30,
	2014	2013	Change
	(000’s)
Revenue	$2,158	$1,474	$684
Operating expenses	7,019	6,756	263
Operating loss	(4,861)	(5,282)	421
Other, net	(6,767)	(5,873)	894
Net loss	(11,628)	(11,155)	(473)
Net loss attributable to noncontrolling interest	(49)	(49)	—
Net loss attributed to CareView	$(11,579)	$(11,106)	$(473)

Revenue

Revenue increased approximately $684,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase is a direct result of hospitals with billable units improving from 68 on December 31, 2013 to 87 on September 30, 2014. Billable units (RCPs and Nurse Stations) for all hospitals totaled 4,751 (4,512 and 239, respectively) on September 30, 2014 as compared to 3,292 (3,155 and 137, respectively) on December 31, 2013.

For the corresponding period in 2013, hospitals with billable units improved from 55 on December 31, 2012 to 66 on September 30, 2013. Billable units (RCPs and Nurse Stations) for all hospitals totaled 3,001 (2,886 and 115, respectively) on September 30, 2013 as compared to 2,078 (2,016 and 62, respectively) on December 31, 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2014	2013
Human resource costs, including non-cash compensation	42%	43%
Professional and consulting costs	8%	11%
Depreciation and amortization	17%	17%
Product deployment costs	9%	8%
Travel and entertainment expense	11%	9%
Other expenses	13%	12%

Operating expenses increased by 4% as a result of the following items:

(000’s)
Increase in human resource costs	$108
Decrease in professional and consulting costs	(202)
Increase in depreciation and amortization	75
Increase in deployment costs	68
Increase in travel and entertainment expense	160
Increase in all other expenses, net	54
$263

We had 49 employees at September 30, 2014 and 43 at September 30, 2013; however, we experienced increases in human resource costs as a result of non-cash compensation expense which increased as a result of charges associated with stock-based compensation to employees during the fourth quarter of 2013 and directors during the first nine months of 2014. The fair value of options are expensed ratably over their vesting period, generally three years. The non-cash compensation expense increase was partially offset by (i) reductions in executive level personnel and (ii) the recovery of previously accrued paid time off (“PTO”) expenses resulting from a change in our PTO policy.

Professional and consulting fees decreased primarily as a result of termination of consulting agreements partially offset by increases in legal and accounting fees.

The increases in both deployment costs and travel and entertainment expenses are a direct result of the addition of new hospital contracts during the nine months ended September 30, 2014.

Other, net

Other non-operating income and expense increased by $894,000 for the nine months ended September 30, 2014 in comparison to the same period in 2013, primarily a result of the increase in interest expense related to the HealthCor funding transaction and the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement (see NOTE 3 in the accompanying consolidated financial statements for further details).

Net Income (Loss) Attributable to Noncontrolling Interest

As a result of the factors above, and after applying the $50,000 net loss attributed to noncontrolling interests, the nine months ended September 30, 2014 net loss of $11,579,000 increased $472,000, or 4% as compared to the $11,106,000 net loss for the same period in 2013.

Liquidity and Capital Resources

Our cash position at September 30, 2014 was approximately $3.9 million. Pursuant to the terms of a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5 million. We currently have a waiver of the minimum cash balance requirement in place through April 1, 2015. On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20 million revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid. In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity. We expect that the cash on hand and a new credit facility and/or equity financing, contemplated to close within the next 90 days, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period; however, there are no assurances that we can close on the financing arrangement on terms acceptable to the Company or that such closing will occur. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability. At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements through the use of cash generated from operations as well as new a new credit facility and/or equity financing.

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

As of September 30, 2014, our working capital was approximately $2,900,000, our accumulated deficit was approximately $91,400,000 and our stockholders’ deficit was approximately $16,900,000. Operating loss was approximately $4,861,000 and $5,282,000 for the nine month periods ended September 30, 2014 and 2013, respectively. Our net loss attributable to CareView was approximately $11,600,000 and $11,100,000 for the nine months ended September 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2014.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 28, 2014 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the nine months ended September 30, 2014.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2014, a warrant holder exercised its right to purchase 2,177 shares of our Common Stock, using the cashless provision provided in its warrant agreements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	11/14/14	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/14/14	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/14/14	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/14/14	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 14, 2014

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

