Form 10-K
period 2014-12-31
CareView Communications Inc
filed 2015-03-31
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (90,950,412 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $58,208,264. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 31, 2015 was 139,380,748.

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

Our Business

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs. The entertainment packages and patient education enhance the patient’s quality of stay. Reported results from CareView-driven hospitals prove that our products reduce falls, reduce the cost of sitter fees, increase patient satisfaction and reduce bed turnaround time to increase patient flow. For patients, we have a convenient in-room, entertainment package that includes high-speed Internet, access to first-run on-demand movies and visual connectivity to family and friends from anywhere in the world. For the hospital, we offer tools to provide superior patient care, peace of mind and customer service satisfaction.

Our CareView System® suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView System secure video monitoring system connects the patient room to a touch-screen monitor at the nursing station, allowing nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and the recording capability allows for a video record of all in-room activity during the length of the patient’s hospital stay. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

In addition to patient safety and security, we also provides a suite of services to increase patient satisfaction scores and enhance the overall image of the hospital including first-run on-demand movies, Internet access via the patient’s television, and video visits with family and friends from most places throughout the world. Through continued investment in patient care technology, our products and services help hospitals and assisted living facilities build a safe, high quality healthcare delivery system that best serves the patient, while striving for the highest level of satisfaction and comfort.

Our Products and Services

We offers a variety of products and services designed to meet individual hospital needs to enhance quality patient care and safety. Our services are offered with no capital expenditure by the hospital and do not require extensive integration with the facility’s management information system. For healthcare facilities looking for an effective, affordable and innovative way to improve performance throughout the facility, our products are the answer. CareView-driven facilities have shown documented success in reducing patient falls and sitter costs, improving overall patient satisfaction, streamlining and documenting patient education at the bedside, and improving patient flow and overcrowding. These successes protect the facilities’ reimbursement from loss due to never events and poor patient satisfaction.

The CareView System offers the following service packages:

PRIMARY PACKAGE

1.	SecureView®. The SecureView module monitors and records bedside activity in the patient’s room. All privacy and access options are determined and configured by the hospital.

2.	NurseView®. The NurseView module allows authorized users to view monitored rooms from the nurse’s station. All privacy and access options are determined and configured by the hospital.

3.	PhysicianView®. The PhysicianView module enables the admitting physicians and non-physician staff members to view their patients from any personal computer. All privacy and access options are determined by the hospital.

4.	Virtual Bed Rails®. The Virtual Bed Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.

5.	Virtual Chair Rails®. The Virtual Chair Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.

6.	Fall Management Program™. The Fall Management Program allows the hospital to separately file, identify and research the activity of patients for whom the Virtual Bed Rails or Virtual Chair Rails fall prevention modules were engaged.

7.	Rounding. We offer a timed rounding module to help nursing staff monitor patients.

ADDITIONAL CAREVIEW PRODUCTS

1.	Sitter Management Program. The CareView Sitter Management Program allows authorized users to monitor an unlimited number of patient rooms from one nursing station or mobile device.

2.	BedView®. The BedView module allows authorized users to monitor the status and availability of facility beds remotely.

3.	Patient Education. We provide a delivery mechanism for patient education materials.

4.	FacilityView®. The FacilityView module monitors and records activity in any area that the hospital would desire security cameras to be placed. All privacy and access options are determined and configured by the hospital.

5.	Nurse Alerts and Reminders. The CareView System monitoring system can be configured to provide nursing alerts and reminders.

6.	Ulcer Management. The CareView System can be configured to ensure that patients who are at risk for developing pressure ulcers are turned from position to position.

7.	CareView Connect™. This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices. CareView Connect™ can be used to deliver voice communication between mobile devices, patient rooms, and the hospital’s phone infrastructure.

8.	NICUView®. The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.

9.	The CareView Broadcast System. We provide the hospitals with the capability to broadcast to each room a variety of educational, informational and service communications to patients and guests alike. We do not provide educational content. The hospitals are allowed to access the system for:

a.	Welcome message – a pre-recorded message welcoming the patient to the facility.

b.	Pre-procedure Education – to inform and educate the patient regarding a procedure to be performed (i.e. angioplasty, hip replacement, spine surgery, etc.).

c.	Patient Condition Education – to inform and educate the patient regarding a condition they have and suggested lifestyle improvements to live with those conditions (i.e. high blood pressure, diabetes, etc.).

d.	SerenityView - to select scenes and sounds to create a relaxing atmosphere for patients during their stay.

GUEST SERVICES PACKAGE

1.	PatientView®. The PatientView module enables patients to allow family members and friends to monitor and videoconference with them in their private rooms. All privacy and access options are determined and configured by the hospital.

2.	NetView®. The NetView module allows the patient access to the internet using the wireless keyboard and the television in the room or personal laptop computers.

3.	MovieView®. The MovieView module provides the connectivity to allow the patient, family and/or friends access to a wide selection of movies for their viewing pleasure while they are in their hospital room. We do not provide the movies or other content.

4.	BabyView®. The BabyView module allows mothers to view their newborn child from their hospital bed in the nursery or NICU.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. The Guest Services Package is generally offered to the patient as a complimentary service of the hospital; however, hospitals have the option to charge their patients for these services. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient All revenue generated by us during the last two fiscal years was derived from the sale of the Primary Package, Additional CareView Products, Guest Services Package and related services to hospitals.

Products in Development

1.	CareView Connect iOS App. We are creating an iOS version of our CareView Connect mobile video monitoring solution. This will mirror functionality from our existing Android-based CareView Connect mobile application. We expect the CareView Connect iOS App to be deliverable in the second quarter of 2015.

2.	Next Generation Hardware. We are in the final steps of research and development for the next generation Room Control Platform. This platform will provide improved video quality, improved performance, and additional features with a smaller footprint. We expect the next generation hardware to be in production in the second quarter of 2015.

3.	Asset Management and Tracking Module. We are in the prototype and pilot stage of the Asset Management and Tracking module which will allow the hospital to track the physical location of personnel and medical equipment. We expect the Asset Management and Tracking module to be deliverable in the fourth quarter of 2015.

4.	Audible Distress Monitor and Alarm Module. We are in the prototype and pilot stage of the Audible Distress Monitor and Alarm module. This module will monitor audio levels in the patient’s room and will raise an alarm if the patient is perceived to be in distress. We expect the Audible Distress Monitor and Alarm module to be deliverable in the third quarter of 2015.

5.	War Room Monitoring Application Module. We are in the final steps of research and development for the War Room Monitoring Application Module which will provide access to surveillance and monitoring information. We expect the War Room Monitoring Application module to be deliverable in the fourth quarter of 2015.

Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based and/or shared revenue-pricing agreement with the healthcare facility through a Products and Services Agreement (the “P&S Agreement”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to the healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the hospital to pay us a monthly subscription fee based on the number of selected, installed and activated services. Terms also provide for us to collect the revenue from all GuestView services which may be split on a contracted basis between us and each hospital. Unless a separate agreement to the contrary is negotiated with the hospital, all shared revenue is collected from the patient, or someone connected to the patient, by us online through a credit card or PayPal transaction. We then remit the portion due to the hospital on a monthly basis. None of the services provided through the Primary Package or GuestView are paid or reimbursed by any third party provider including insurance companies, Medicare or Medicaid.

P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five year period with a provision for automatic renewal. P&S Agreements specific to pilot programs generally contain a six-month term. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it, although we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System suite to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System suite in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station and mobile devices (each component referred to as a “unit”). The term “bed” refers to each hospital bed as part of the overall potential volume that a hospital represents. For example, if a hospital has 200 beds, the aggregate of those beds is the overall potential volume of that hospital. The term “bed” is often used interchangeably with “RCP” or “Room Control Platform” as this component of the system consistently resides within each hospital room where the “bed” is located. On average, there are six Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or three- and six month pilot agreements.

Community Health Systems, Inc.

In January 2014, Community Health Systems, Inc. (“CHS”) acquired Hospital Management Associates, Inc. (“HMA”). Under the terms of an existing products and services agreement with HMA, we currently have approximately 3,600 units deployed. Under a separate agreement with HMA, due to their budgetary concerns, only 1,050 units are billable. The 2,550 unbillable units remain installed pending future disposition.

Post-acquisition, CHS assumed our product and services agreement with HMA. Although that agreement expired on December 31, 2014, we are continuing to bill on a month to month basis. We expect to close on a new contract with CHS within the next 30 days whereby CHS would agree to transfer approximately 600 inactive units to billable, bringing the total billable units to approximately 1,650, with the balance of approximately 950 units redeployed within other CHS hospitals or to other health systems. Assuming execution of the new contract, we will also be authorized to enter into products and service agreements with other interested CHS facilities which includes the potential for an approximate 31,000 additional beds.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Product and Services Agreement (the “Master Agreement”) with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We deployed 773 units to complete the deployment of Tenet’s Central Region. We are currently installing their Southern Region with 153 of the 897 scheduled units installed. Thereafter, we anticipate a continued roll-out to the remaining Tenet regions, which includes the potential for an approximate 12,000 additional beds out of their estimated 20,000 licensed beds.

Kaiser Permanente

In April 2014 and May 2014, we expanded our presence with Kaiser Permanente (“Kaiser”) through the execution of paid pilot agreements with Kaiser’s Baldwin Park and Panorama City facilities. This is in addition to our paid pilot agreement with Kaiser Permanente Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. These four facilities are under six-month pilot agreements which provided for a monthly renewal until termination or replacement by a Master Agreement. In October 2014, the facilities in Anaheim and Irvine requested an additional 144 beds as they commenced to build out the rest of their hospitals in anticipation of the execution of a Master Agreement. We are currently in the process of negotiating a Master Agreement which will replace the existing pilot agreements and allow for a seamless transition for the Kaiser facilities. We anticipate that the Master Agreement will be completed by mid-2015. Execution of the Master Agreement with Kaiser includes the potential for an approximate 7,000 additional beds out of their estimated 8,600 licensed beds.

Parkland

On October 31, 2014, we signed a paid pilot agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System (“Parkland”) to install 100 beds with the CareView System. Upon successful completion of the pilot period, we anticipate deploying our products and services hospital-wide to an estimated 600 beds out of their estimated 969 licensed beds. Parkland is in the process of opening a new facility which will increase the total available beds; however, that estimated number is unknown at this time.

Hospital Corporation of America

In February 2015, we executed a six-month paid pilot agreement for 280 beds with Hospital Corporation of America (“HCA”) to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. HCA intends to use all CareView products including NurseView, Virtual Bedrails, BedView, Patient Services, CareView Connect mobile product and have expressed interest in our Asset Management and Tracking product. Additionally, we are pursuing an agreement with HCA’s Riverside Community Hospital and our negotiation are in the final stages.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of February 28, 2015. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed Products and Services Agreement, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Number of Billable Hospitals	Number of Installed Hospitals	Number of Aggregated Deployed Units	Number of Aggregated Installed Units(1)	Number of Aggregated Billable Units(1)	Number of Pilots/Pending Proposals	Number of Estimated Bed Count of Pilot/Pending Proposals	Number of Estimated Total Licensed Beds in the Pilot/Pending Proposals
92	110	9,374	8,739	5,265	17	6,240	9,000

(1)	The variance between the Number of Aggregated Installed Units and Number of Aggregated Billable Units is largely due to units covered by unpaid pilot agreements and those units that are not being paid for under the agreement with HMA as described above. Upon completion of the new contract with CHS, management believes that the spread between installed and billable units will be significantly reduced over the next 90 days resulting in meaningfully higher billable units.

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

We entered into an exclusive National Business Development Services Agreement (“NBDS Agreement”) with Relamatrix Group, Inc. (“RMG”) through which RMG facilitated business opportunities for CareView. The NBDS Agreement terminated on January 31, 2014. We may still be liable to pay fees to RMG if we actually contract with hospitals initiated through them. Through the date of this filing, we have not entered into any contracts related with hospitals introduced by RMG.

We ensure high levels of customer service through our account representatives and through our technical support processes. We attempt to position our account representatives geographically close to our customer hospitals to allow them to make regular visits to proactively train staff and address any issues. We offer 24/7 monitoring and phone support through our technical support team which allows us to quickly identify and resolve any technical issues. From time to time we are called upon to service the installed hardware at customer facilities. To facilitate expedient service, our account representatives typically maintain a small supply of RCPs should they need repair or replacement. Historically, our RCPs and Nursing Station units have required little, if any, servicing. We believe that we handle requests quickly and efficiently, and that overall, our customers are satisfied with our level of service.

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

Joint Venture with Rockwell Holdings

On November 16, 2009, we entered into a joint venture relationship with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”). Under the terms of a Master Investment Agreement, CareView and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and CareView providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Pursuant to the terms of the Operating Agreements of each of the Project LLCs, we are the managing member. We consolidate the Project LLCs as we have the power to direct the activities and an obligation to absorb losses.

On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 Extensions”), were extended to June 30, 2015. As of December 31, 2014, the Project LLCs’ indebtedness to Rockwell totaled approximately $1,075,000, including principal and interest.

In February 2015, the June 2014 Extensions were further extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Warrants remained unchanged. The Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which was recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

Installation and Technical Support

We provide installation and technical support for our customers through third-party providers located across the United States that we contract on a per-job basis.

Competition

We offer products in four distinct categories: clinical video monitoring and fall prevention, patient education and entertainment, patient flow, and mobile communications. We have competitors in each of these product areas; however, we believe that we offer the only integrated suite of products that combines all of these areas into one cost-effective platform. Some of our competitors may be larger, may have greater financial resources, and may have a longer history than us. We compete with them based on price, engineering and technological expertise, knowledge, and the quality of our products, systems and services. Additionally, we believe that the successful performance of our installed products and systems is a key factor in retaining current business and gaining new business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

Patient Education and Entertainment: There are many vendors who offer patient entertainment products, and most of them also provide a portal for accessing patient educational content either authored by themselves or by third parties. Our major competitors include The GetWellNetwork (privately held by Welsh, Carson, Anderson and Stowe), Skylight Healthcare Systems, and Sonifi Solutions, Inc., all of which offer interactive patient communications systems.

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

We believe we also compete based on the success of our products and services which provide our customers with:

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

Major Customers

We derive all of our revenues from hospitals. For the year ended December 31, 2014, 91 hospitals accounted for all of our revenue. During 2014, IASIS Healthcare Corporation (“IASIS”), Community Health Systems, Inc. (“CHS”) (CHS acquired Health Management Associates, Inc. (“HMA”) in January, 2014) and Tenet Healthsystems Medical, Inc., accounted for 49%, 21% and 12% of our net revenues, respectively. For the year ended December 31, 2013, 68 hospitals accounted for the all of our net revenue. During that period, IASIS and HMA accounted for 53% and 30% of our net revenues, respectively.

Backlog

Our estimated backlog is driven by signed P&S Agreements. Each P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non-cancellable period, as of December 31, 2014 is approximately $9,200,000, of which approximately $4,400,000 is expected to be billed during 2015, as compared to approximately $2,500,000 as of December 31, 2013. Most of the current backlog will have future value as the P&S Agreements continue beyond the minimum two or three years and the P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2015 is approximately $4,800,000.

Research and Development Activities

The cost of our research and development activities for the years ended December 31, 2014 and 2013 totaled approximately $843,000 and $860,000, respectively. None of the cost of such activities was borne directly by our customers. To date, we have not performed any customer-sponsored research and development activities relating to any new products or services.

Governmental Approval

Neither our Company nor our products are subject to government approval beyond required Federal Communication Commission (“FCC”) certifications. Certain medical devices and applications may be subject to Section 510(k) of the Food, Drug, and Cosmetics Act, which regulates the ability of medical device manufacturers to market their devices. CareView has reviewed the requirements for registration, and at the current time, we do not believe that our suite of applications is subject to 510(k) regulation. Although the parameters of our CareView System products and services complies with HIPAA as far as use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPAA regulations. We do not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession. We are unaware of any probable government regulations that may affect our business in the future. We have received Underwriters Laboratories (“UL”) and FCC approval on our products. Additionally, the Center for Medicare and Medicaid Services does not pay or reimburse any party for use of our products and services.

Environmental Laws

Our Company and our products are not affected by any federal, state, or local environmental laws; therefore, we have reserved no funds for compliance purposes.

Employees

As of March 15, 2015, we employed 56 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

Financial Information about Segments and Geographic Areas

Our business consists of a single segment of products and services all of which are sold and provided within the United States.

Reports to Security Holders

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at http://www/sec.gov.

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

We have adopted a Code of Business Conduct and Ethics for all of our officers and directors and a Code of Ethics for Financial Executives. These codes are available for download on our website or may be obtained free of charge by making a request in writing to Steven G. Johnson, as indicated hereinabove.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067 under a lease that was set to expire on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. The current base lease rate through June 30, 2015 is $14,219 monthly. The average base lease rate for the Lease Extension is $15,065. We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provided by OTC Market Group, Inc. (“OTCQB”) under the symbol “CRVW.” The following table shows the high and low sales prices of our Common Stock for each full quarterly period within the two most recent fiscal years. The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2014
Fourth Quarter	$0.49	$0.30
Third Quarter	$0.72	$0.42
Second Quarter	$0.78	$0.55
First Quarter	$0.79	$0.40

Fiscal Year 2013
Fourth Quarter	$0.53	$0.31
Third Quarter	$0.69	$0.50
Second Quarter	$0.75	$0.52
First Quarter	$0.90	$0.51

Holders

Records of our stock transfer agent indicate that as of March 13, 2015, we had approximately 110 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 1,100 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 139,380,748 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights. The following table does not include the 5,000,000 shares authorized for issuance under the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) approved by our Board of Directors on February 25, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plan approved by security holders: 2007 Plan	5,300,920	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	8,972,890	$0.55	56,444
Total	14,273,810	$0.54	56,444

Recent Sales of Unregistered Securities

On February 25, 2015, we issued ten-year Non-Qualified Stock options to purchase shares of our Common Stock having an exercise price of $0.53 with the underlying shares vesting annually over of a three-year period (the “Option(s)”) as follows: (i) Sandra McRee, Chief Operating Officer, Option for 1,000,000 shares; (ii) certain employees of the Company, Options for an aggregate of 565,000 shares; (iii) L. Allen Wheeler, Principal Accounting Officer and Chairman of the Board of Directors, Option for 150,000 shares; and (iv) Steven B. Epstein, Director, Option for 50,000 shares.

Cancellation and Expiration of Options

During the year ended December 31, 2014, options to purchase an aggregate of 116,667 shares of our Common Stock were cancelled due to resignation and termination of five employees. In addition, during the same time period, options to purchase an aggregate of 44,999 shares of our Common Stock expired.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our CareView System suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors and records continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

Liquidity and Capital Resources

Our cash position at December 31, 2014 was approximately $2,500,000.

Pursuant to the terms of a Note and Warrant Purchase Agreement with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5,000,000; however, we have a waiver of the minimum cash balance requirement in place through March 31, 2015. On March 31, 2015, HealthCor reduced the minimum cash balance amount to $2,000,000 and we are in compliance with the minimum cash balance as of the date of this filing. (See NOTE 15 in the accompanying consolidated financial statements for further details).

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20,000,000 revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid.

In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity. We expect that the cash on hand and the $6,000,000 received pursuant to the debt financing we closed on February 17, 2015 (See NOTE 15 in the accompanying consolidated financial statements for further details), as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements will meet our near-term cash needs and will help us achieve future operating profitability.

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital. We are currently in discussions with several entities in an effort to secure a credit facility which we expect will allow us to support our projected growth. We expect to close on a credit facility within the next 180 days; however, there are no assurances that we can close on a credit facility on terms acceptable to us or that such closing will occur.

As of December 31, 2014, our working capital was approximately $1,400,000, our accumulated deficit was approximately $91,500,000, and our stockholders’ deficit was approximately $15,300,000. Operating loss was approximately $6,800,000 and $6,900,000 for the years ended December 31, 2014 and 2013, respectively. Our net loss attributable to CareView was approximately $14,452,000 and approximately $13,619,000 for the years ended December 31, 2014 and 2013, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2014 and 2013.

	2014	2013
	(000’s)
Net cash flows used in operating activities	$(4,541)	$(4,553)
Net cash flows used in investing activities	(1,014)	(444)
Net cash provided by financing activities	3,976	3,708

Decrease in cash	(1,579)	(1,289)
Cash at beginning of period	4,125	5,414

Cash at end of period	$2,546	$4,125

The decrease in cash flows used in operating activities of approximately $12,000 is primarily a result of reduction in operating expenses and an increase in revenue. The increase in cash flows used in investing activities of approximately $570,000 is directly related to the purchases and installation of CareView Systems. The increase in cash provided by financing activities of approximately $268,000 primarily reflects the 2014 $5,000,000 loan from HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (as more fully described in NOTE 11 in the accompanying consolidated financial statements), partially offset by the repayment of $982,255 against the Revolving Line versus the 2013 Securities Purchase Agreement with net proceeds of approximately $2,700,000 (as more fully described in NOTE 4 in the accompanying consolidated financial statements) and the $982,255 borrowing against the Revolving Line (as more fully described in Note 12 in the accompanying consolidated financial statements).

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	(000’s)
Revenue, net	$3,062	$2,069	$993
Operating expenses:
Network operations	3,387	2,477	910
General and administration	3,283	3,038	245
Sales and marketing	676	999	(323)
Research and development	844	860	(16)
Depreciation and amortization	1651	1,612	39
Operating expenses	9,841	8,986	855
Operating loss	$(6,779)	$(6,917)	$138

Revenue, net

Revenue increased approximately $1,000,000 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Hospitals with billable units increased to 91 for the year ended December 31, 2014 as compared to 68 for the comparable period for the prior year. Of the 91 hospitals with billable units on December 31, 2014, two hospitals groups accounted for 45 and 16 of the total, respectively. Billable units (RCPs and Nurse Stations) for all hospitals totaled 5,145 (4,876 and 269, respectively) on December 31, 2014 as compared to 3,292 (3,155 and 137, respectively) on December 31, 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2014	2013
Human resource costs, including benefits	34%	40%
Non-cash expense related to option grants	7%	4%
Depreciation and amortization expense	17%	18%
Professional fees and consulting	9%	11%
Product deployment costs	13%	8%
Travel and entertainment	10%	9%
Other	10%	10%

Operating expenses increased by approximately $855,000 (10%) as a result of the following items:

(000’s)
Decrease in human resource costs	$(216)
Increase in non-cash expense related to option grants	324
Increase in depreciation and amortization	40
Increase in product deployment costs	505
Increase in travel and entertainment	222
Decrease in professional and consulting	(126)
Increase in other	106
$855

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count in 2014 compared to 2013. While we had 48 employees at December 31, 2014 as compared to 42 for the comparable date for the prior year, on average we employed 45 employees over the course of 2014 as compared to 44 for the comparable prior year period.

Non-cash expense related to option grants increased in 2014 as a result of the amortization of the fair value of options granted in December 2013 that vested in December 2014. This increase was partially offset by reductions in amortization of the fair value of options granted in 2011 becoming fully vested in 2014.

Depreciation and amortization increased slightly for the year ended December 31, 2014 compared to the comparable period in 2013.

Product deployment costs increased in 2014 as a result of (i) an increase in installation activity directly related to our increase in P&S Agreements and (ii) the increase in our equipment removal reserve of approximately $220,000

Travel and entertainment expense increased as a result of increased installation and training efforts related to supporting our existing installed base.

The decrease in professional and consulting fees was primarily a result of reduced third party sales and marketing efforts to aid us with sales and contract negotiations totaling approximately $134,000.

Other increased primarily as a result of the recovery of certain property taxes in 2013 over accrued in 2012 partially offset by property tax expense incurred during 2014.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	if requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, complex derivative financial instruments and impairment of long-lived assets.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Awards”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. We are currently assessing the impact of this standard to our consolidated financial statements.

Recent Events Since December 31, 2014

Rockwell Project Notes and Preferential Returns Extensions

On February 19, 2015, the due dates on the Rockwell Project Notes and Rockwell’s Preferential Returns were extended to June 30, 2016.

Fifth Amendment to the Purchase Agreement with HealthCor

On February 17, 2015 (the “Closing Date”), we closed on the below described funding transaction in which we received $6,000,000. On December 15, 2014 we entered into a Fifth Amendment to Note and Warrant Purchase Agreement (the “Fifth Amendment”) with the HealthCor and certain additional investors thereto (such additional investors, the “New Investors” and, collectively with the HealthCor, the “Investors”) to sell and issue (I) additional notes in the initial aggregate principal amount of $6,000,000 ($5,000,000 from the New Investors and $1,000,000 from HealthCor), with a conversion price per share equal to $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional warrants to purchase an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). The New Investors include, but are not limited to all but one of our current directors and one of our officers. On the Closing Date, each of the Investors severally, not jointly, purchased the Fifth Amendment Notes and the Fifth Amendment Warrants.

2015 Stock Option Plan

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors.

On February 25, 2015, we granted options to purchase an aggregate of 1,565,000 shares of our Common Stock to employees, including an option for the purchase of 1,000,000 shares to Sandra K. McRee, our Chief Operating Officer. This granted included 56,444 shares from our 2009 Plan (which closed the 2009 Plan) and 1,508,556 from our 2015 Plan. On February 25, 2015, we also granted 2015 Plan Options to the following members of the Board of Directors: (i) Steven G. Johnson, 1,000,000; (ii) Jeffrey C. Lightcap, 150,000; (iii) L. Allen Wheeler, 150,000; and (iv) Steven B. Epstein, 50,000. Mr. Johnson and Mr. Lightcap declined their grants of 1,000,000 and 150,000, respectively. All February 25, 2015 grants are exercisable at $0.53 per share. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.

Sixth Amendment to the 2011 Note and Warrant Purchase Agreement

On March 31, 2015, we entered into a Sixth Amendment to the Purchase Agreement with Investors (the “Sixth Amendment”) wherein the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance amount of $2,000,000. The Sixth Amendment also includes the issuance of 1,000,000 warrants to purchase our Common Stock with an exercise price of $0.53. See Item 9B for further details.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements.

Contractual Arrangements

Provided in the table below are our known contractual obligations as of December 31, 2014 for the future periods as indicated.

Contractual Obligations (in thousands)
	As of December 31,
	Total	2015	2016 and 2017	2018 and 2019	Beyond 2019
Long-Term Debt	$45,368	$—	$1,075	$—	$44,293
Operating Lease	1,013	170	375	372	96
Total	$46,381	$170	$1,450	$372	$44,389

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements begin on page F-1 following this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, due to the presence of the material weakness in internal control over financial reporting that is described below, our chief executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. However, as of the date of this filing, this material weakness in internal controls has been remedied as described below.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is defined as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the identification of the material weakness identified below.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2014, management and our independent registered public accounting firm identified the following material weakness:

Accounting for Debt Discounts and Beneficial Conversion Features

As of December 31, 2014, we had not implemented effective internal controls over the effective interest rate calculation associated with our amortization of debt discounts related to our convertible debt issuances. This material weakness resulted in a restatement of the 2013 consolidated financial statements presented in this filing.

Management’s Plan for Remediation of Our Material Weakness

In 2015, we have implemented the use of specialized software to assist management in the calculation of amortization of debt discounts in accordance with the effective interest method as prescribed by the accounting standards. A knowledgeable person within the Company will perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to debt discount balances, additional analysis on interest expense and managerial review of all significant related account balances and disclosures, to ensure that the Company’s Annual Report and the consolidated financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, as of the date of this filing, the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Sixth Amendment to the 2011 Note and Warrant Purchase Agreement

As previously reported in our Current Report on Form 8-K filed with the SEC on April 27, 2011, we entered into a Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor. As previously reported in our Current Report on Form 8-K filed with the SEC on December 19, 2014, we entered into the Fifth Amendment with HealthCor and the New Investors.

On March 31, 2015, we entered into the Sixth Amendment pursuant to which, among other things, (i) the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance of $2,000,000 and (ii) the amendment provision was revised to permit the Purchase Agreement to be amended by the Company and the holders of the majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock sold pursuant to the Purchase Agreement (on an as-converted basis). The foregoing description of the Sixth Amendment is qualified, in its entirety, by reference to the Sixth Amendment, a copy of which is attached as an exhibit hereto.

On March 31, 2015, we issued a warrant to HealthCor to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement (the “Warrant”). The Warrant has an exercise price per share equal to $0.53 (subject to adjustment as described therein) and an expiration date of March 31, 2025. We relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended, for the issuance of this Warrant. The foregoing description of the Warrant is qualified, in its entirety, by reference to the form of Warrant, a copy of which is attached as an exhibit hereto.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
L. Allen Wheeler	82	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	January 26, 2006	September 6, 2013
Steven G. Johnson	53	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Sandra K. McRee	59	Chief Operating Officer	N/A	November 1, 2013
Jeffrey C. Lightcap	56	Director	April 21, 2011	N/A
David R. White	67	Director	January 1, 2014	N/A
Jason T. Thompson	40	Director	January 1, 2014	N/A
Steven B Epstein	71	Director	April 1, 2014	N/A
Dr. James R. Higgins	65	Director	April 1, 2014	N/A

Mr. Lightcap was elected to serve on our Board of Directors pursuant to the terms of the HealthCor Note Purchase Agreement executed on April 21, 2011. Other than Mr. Lightcap, there are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

Identification of Certain Significant Employees

Kyle Johnson, our Director of Technology, and Matthew E. Jackson, General Counsel, are considered significant employees. An overview of their business experience follows in Business Experience found within this Item 10.

Family Relationships

There are no family relationships between our officers and directors.

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employee follows:

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

Before joining CareView in 2006, he served as Chief Executive Officer of Cadco Systems, a manufacturer of CATV and telecommunications equipment from 1997. From February 1991 to February 1996, he served as CEO, President and Director of American Wireless Systems, which he restructured and sold to Heartland Wireless Communications. Mr. Johnson also served as founder and President of Hanover Systems, a manufacturer of telecommunications equipment. Mr. Johnson has been actively involved with the wireless cable industry since 1984 and has served on the board of directors of the Wireless Cable Association and its FCC regulatory committee. Mr. Johnson developed various electronic telecommunications equipment for the wireless cable industry including microwave downconverters, wireless cable set top converters, antennas, and transmitters. Mr. Johnson’s accumulated knowledge in the field of technology, coupled with his development of patentable technology, makes him an invaluable member of our management team. Mr. Johnson earned his BA in Economics and Business Administration from Simpson College and currently serves as a Trustee on the Simpson College Board of Trustees. Mr. Johnson is the father of Kyle Johnson, our Director of Technology.

Sandra K. McRee – Chief Operating Officer

Sandra K. McRee joined CareView as Chief Operating Officer effective November 1, 2013. Ms. McRee also currently serves as President of McRee Consulting. Ms. McRee most recently served as the Vice Chair of the Board of Directors of IASIS Healthcare Corporation (“IASIS”) from April 2010 until October 2011. Previously, she served as Chief Operating Officer of IASIS from May 2001 until October 2010, and President from May 2004 to April 2010. At IASIS, she was responsible for overseeing all aspects of IASIS’s hospital operations and was responsible for overseeing clinical systems; developing an appropriate mix of quality services, physician relationships, effective staffing and supply utilization; and managing capital investments related to operations. From April 1999 through May 2001, Ms. McRee was Regional Vice President for Province Healthcare Corporation where she oversaw five facilities in Florida, Louisiana and Mississippi. Ms. McRee has more than 35 years of healthcare management experience. Ms. McRee has spent her entire professional career in the healthcare industry. She currently serves on the Board of Directors of Denver School of Nursing. Ms. McRee previously served on the Boards of EDCare, a national emergency room management company owned by Gemini Investors from August 2005 to July 2008, Mid-Western University from July 2000 to August 2004 and All About Women. Ms. McRee is a member of Women Business Leaders of the U.S. HealthCare Industry Foundation, a nonprofit organization that was established in 2001 to address the unique needs of women serving in a senior executive capacity in the U.S. healthcare industry and was a member of the Executive Leadership Team of Go Red for Women.

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

Jeffrey D. Lightcap – Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011. Mr. Lightcap is a Senior Managing Director at HealthCor Partners, having joined HealthCor Partners in October 2006. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a BE in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an MBA from the University of Chicago.

David R. White – Director

David R. White was elected as Director effective January 1, 2014. Mr. White served as the Chairman of the Board and Chief Executive Officer of IASIS from December 1, 2000 to November 1, 2010 and continues to serve as the Chairman of IASIS’s Board of Directors. He served as the President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 to November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation and as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. Mr. White earned a BS in Business Administration from the University of Tennessee in Knoxville, Tennessee in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, Texas in 1973. He currently also serves on the Board of Directors at Corindus, Inc., a robotic medical device company.

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

Steven B Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 10 cities, where he serves as senior health partner. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”. Prior to founding Epstein Becker & Green, P.C., Mr. Epstein joined the Wall Street law firm Barrett Knapp Smith & Shapiro where he served as a legal consultant to the Health Maintenance Organization Service, Health Services and Mental Health Administration, and US Department of Health, Education and Welfare. Mr. Epstein received his Bachelors of Arts from Tufts University in 1965 and his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence and currently serves as chairman of the Columbia Law School Board of Visitors. Mr. Epstein sits on the Boards of a number of healthcare companies and venture capital firms.

Dr. James R. Higgins - Director

Dr. James R. Higgins was elected as a director of CareView effective as of April 1, 2014. Dr. Higgins is a cardiologist practicing in Tulsa, Oklahoma. In addition to being boarded in cardiology he has sub specialty boards in nuclear cardiology, electrophysiology, invasive cardiology, cardiac CT angiography, echocardiography, carotid and peripheral sonography, pacemakers and defibrillators. He graduated summa cum laude with a BS degree in electrical engineering from South Dakota State University and sum cum laude with a MD degree from the University of Rochester School of Medicine and Dentistry. He was an extern at the Massachusetts General Hospital in Boston, and intern, resident, and chief resident at Barnes Hospital, Washington University, in St. Louis Missouri. His cardiology fellowship was obtained at the University of California, San Francisco, Moffitt and Long Hospital. He was then the Director of research and invasive cardiology at Wilford Hall Medical Center, United States Air Force, San Antonio, Texas. In addition to his busy cardiology practice, Dr. Higgins has started and owns a real estate company, an electronic medical billing company, an oil pipeline supply company, and has a large cattle ranch operation in Oklahoma. He has published more than 300 peer review articles and has multiple patents on medical devices, mainly related to pacemakers and internal defibrillators.

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

Matthew E. Jackson – General Counsel

Mr. Jackson joined CareView in 2012. Mr. Jackson is responsible for all company legal matters including drafting and negotiating contracts, litigation, risk management, labor and employment, corporate securities and corporate governance. Prior to joining the Company, Mr. Jackson practiced as a civil trial lawyer specializing in business litigation and transactional law. Mr. Jackson graduated from the University of Santa Barbara with a Bachelor of Science in Geology and earned his Juris Doctor from Whittier Law School.

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

Committees of the Board

Audit Committee

The Audit Committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent registered public accounting firm matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16 (Communications with Audit Committees) and Rule 3520 (Auditor Independence), and makes recommendations to the Board of Directors regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.

Our Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) review and appraise the audit efforts of our independent registered accounting firm, (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations, (iv) oversee management’s establishment and enforcement of financial policies and business practices, and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

For the year ended December 31, 2014, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

Compensation Committee

Our Compensation Committee’s function is to provide assistance to our Board of Directors in fulfilling their responsibility to our shareholders, potential shareholders, and the investment community relating to developing policies and making specific recommendations to the Board of Directors with respect to the direct and indirect compensation of our executive officers. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. Our Compensation Committee’s primary duties and responsibilities are to: (i) review and approve our Company’s goals relevant to the compensation of our Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to those goals, and set the Chief Executive Officer’s compensation based on that evaluation; (ii) assess the contributions of individual executives and recommend to our Board of Directors levels of salary and incentive compensation payable to them; (iii) compare compensation levels with those of other leading companies in the industry; (iv) grant stock incentives to key employees and administer our stock incentive plans; (v) monitor compliance with legal prohibition on loans to directors and executive officers; and (vi) recommend to our Board of Directors compensation packages for new corporate officers and termination packages for corporate officers as requested.

For the year ended December 31, 2014, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

Nominating Committee

We do not currently have a Nominating Committee; therefore, our Board, as a whole, identifies director nominees by reviewing the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into consideration our current Board members and the specific needs of our Company and our Board. Among the qualifications to be considered in the selection of candidates, our Board considers the following attributes and criteria of candidates: experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment and independence. Our Board recognizes that nominees for the Board should reflect a reasonable diversity of backgrounds and perspectives, including those backgrounds and perspectives with respect to business experience, professional expertise, age, gender and ethnic background. Nominations for the election of directors may be made by any member of the Board.

Our Board will also evaluate whether the nominee’s skills are complementary to the existing Board members’ skills; our Board’s needs for operational, management, financial, technological or other expertise; and whether the individual has sufficient time to devote to the interests of our Company. The prospective Board member cannot be a board member or officer at a competing company nor have relationships with a competing company and must be clear of any investigation or violations that would be perceived as affecting the duties and performance of a director.

Our Board identifies nominees by first evaluating the current members of our Board willing to continue in service. Current members of our Board with skills and experience that are relevant to the business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of our Board does not wish to continue in service, or if our Board decides not to nominate a member for re-election, our Board identifies the desired skills and experience of a new nominee and discusses with our Board suggestions as to individuals that meet the criteria.

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

Board Involvement in Risk Oversight

Our Board of Directors is responsible for oversight of our risk assessment and management process. We believe risk can arise in every decision and action taken by us, whether strategic or operational. Our comprehensive approach is reflected in the reporting processes by which our management provides timely information to our Board of Directors to support its role in oversight, approval and decision-making.

Our Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. Our Board of Directors approves our high level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business.

Our Board of Directors serving on the Compensation Committee have basic responsibility for oversight of management’s compensation risk assessment, and that committee reports to the Board on its review. Our Board of Directors also delegated tasks related to risk process oversight to our Audit Committee, which reports the results of its review process to our Board of Directors. The Audit Committee’s process includes a review, at least annually, of our internal audit process, including the organizational structure, as well as the scope and methodology of the internal audit process. The Board, as a whole, functions as the nominating committee to oversee risks related to our corporate governance, including director performance, director succession, director education and governance documents.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors and executive officers. This code is intended to focus the members of our Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of our Board of Directors and all executive officers are required to sign this code on an annual basis.

Code of Ethics for Financial Executives

Our Board of Directors adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of our financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of our financial executives are required to sign this code on an annual basis.

Insider Trading Policy

Our Board of Directors adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Insider Trading Policy outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to our reputation for integrity and ethical conduct. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.

Whistleblower Policy

Our Board of Directors adopted a Whistleblower Policy to establish and maintain a complaint program to facilitate (i) the receipt, retention and treatment of complaints received by us regarding our accounting, internal accounting controls, auditing matters or violations of the Code of Conduct and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Any person with a concern relating to the Accounting Policies or compliance with our Code of Conduct should submit their concern in writing to the Chair of our Audit Committee. Complaints may be made without fear of dismissal, disciplinary action or retaliation of any kind. We will not discharge, discipline, demote, suspend, threaten or in any manner discriminate against any officer or employee in the terms and conditions of employment based on any lawful actions with respect to (i) good faith reporting of concerns or complaints regarding Accounting Policies, or otherwise specified in Section 806 of the U.S. Sarbanes-Oxley Act of 2002, (ii) compliance with our Code of Conduct or (iii) providing assistance to the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, investigating a concern.

Related Party Transactions Policy

Our Board of Directors adopted a Related Party Transactions Policy as we recognize that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Therefore, our Board determined that our Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions. Our Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. Our President is responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to us in connection with duly approved related party transactions during the preceding fiscal quarter. The President is responsible for reviewing and approving all payments made by or to us in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to us in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Committee Charters, Corporate Governance Guidelines, and Codes of Ethics

Our Board of Directors adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee. We post on our website the charters of our Audit and Compensation Committees, our Code of Conduct and Ethics, our Code of Ethics for Financial Executive, and any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Board Meetings and Committees; Annual Meeting Attendance

We held five meetings of the Board of Directors during the year ended December 31, 2014 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2014 and 2013. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Steven G. Johnson(2) (President, CEO, Sec., Treas.)	2014 2013	$ $	250,000 250,000	— —	— —		— —	— —	— —	$ $	19,862 19,791	$ $	269,862 269,791
Sandra K McRee(3) (COO)	2014 2013	$ $	210,000 35,000	— —	— —	$	— 642,000	— —	— —		— —	$ $	210,000 677,000
L. Allen Wheeler(4) (Principal Financial Officer)	2014 2013		— —	— —	— —		— —	— —	— —		— —		— —
Samuel A. Greco(5) (Former CEO)	2014 2013	$	— 250,000	— —	— —		— —	— —	— —	$ $	— 24,054	$ $	— 274,054
Anthony P. Piccin(6) (Former CFO/Treas./Sec.)	2014 2013	$	— 124,520	— —	— —		— —	— —	— —	$	— 13,809	$	— 138,329

_____________

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.

(2)	For 2014: All Other Compensation includes $9,000 for car allowance and $10,862 for health insurance premiums paid on Mr. Johnson’s behalf. Mr. Johnson resigned as Chief Operating Officer effective November 1, 2013. For 2013: All Other Compensation includes $9,000 for car allowance and $10,791 for health insurance premiums paid on Mr. Johnson’s behalf.

(3)	For 2013: Option Awards includes Options to purchase 2,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. Ms. McRee became Chief Operating Officer effective November 1, 2013.

(4)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of Mr. Piccin.

(5)	For 2013: All Other Compensation includes $9,000 for car allowance and $15,054 for health insurance premiums paid on Mr. Greco’s behalf. Mr. Greco resigned effective December 31, 2013.

(6)	For 2013: All Other Compensation is for health insurance premiums paid on Mr. Piccin’s behalf.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2014, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards								Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis-able		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exer-cise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000 50,000	(1) (2)	— —		— —	$ $	0.52 0.52	01/05/20 03/25/20	— —	— —	— —	— —
Sandra K McRee (COO)	666,666	(3)	1,333,334	(3)	$—		0.51	11/01/23	—	—	—	—
L. Allen Wheeler (Principal Financial Officer)	75,000 75,000	(1) (2)	— —		— —	$ $	0.52 0.52	01/05/20 03/25/20	— —	— —	— —	— —

 ________________

(1)	All underlying shares vested on January 6, 2010.
(2)	All underlying shares vested on December 31, 2010.
(3)	An aggregate of 666,666 underlying shares vested on November 1, 2014 and 666,667 underlying shares vest on each of November 1, 2015 and 2016.

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

We paid no compensation to our directors for services rendered for the year ended December 31, 2014. The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Com-pensation ($)	Total ($)
Jason T. Thompson (2)	—	—	$39,000	—	—	—	$39,000
David R. White (3)	—	—	$130,000	—	—	—	$130,000
Dr. James R. Higgins (4)`	—	—	$66,450	—	—	—	$66,450
Steven B. Epstein (5)	—	—	$221,500	—	—	—	$221,500
Jeffery C. Lightcap	—	—	—	—	—	—	—

 _________________________

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.

(2)	An aggregate of 50,000 underlying shares vested on January 2, 2015 and 50,000 underlying shares vest on each of January 1, 2016 and 2017.

(3)	An aggregate of 166,666 underlying shares vested on January 2 2015 and 166,667 underlying shares vest on each of January 1, 2016 and 2017.

(4)	An aggregate of 50,000 underlying shares vest on each of March 31, 2015, 2016 and 2017.

(5)	An aggregate of 166,666 underlying shares vest on March 31, 2015 and 166,667 underlying shares vest on each of March 31, 2016 and 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	15,218,836	(2)	10.78%
Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer, Chief Accounting Officer)	16,183,644	(3)	11.49%
Common Stock	Sandra K. McRee (Chief Operating Officer)	1,179,970	(4)	0.84%
Common Stock	Jeffrey C. Lightcap (Director)	66,840,733	(5)	32.41%
Common Stock	David R. White (Director)	166,667	(6)	0.12%
Common Stock	Jason T. Thompson (Director)	178,327	(7)	0.13%
Common Stock	Steven B. Epstein (Director)	808,297	(8)	0.58%
Common Stock	Dr. James R. Higgins (Director)	2,887,109	(9)	2.05%
Common Stock	All Officers & Directors as a Group (8 persons)	103,463,583	(10)	48.55%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,605,506	(11)	9.36%
Common Stock	FMR, LLC 82 Devonshire St. Boston, MA 02109	10,425,300	(12)	7.48%
Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	19,513,304	(13)	14.00%
Common Stock	Hartford Series Fund, Inc. 500 Bielenberg Drive Woodbury, MN 55125-1400	10,082,792	(14)	7.23%
Common Stock	HealthCor Management, LP et al Carnegie Hall Tower, 152 West 57th Street New York, NY 10019	64,751,151	(15)	31.72%

  ______________

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options, (iii) 400,001 shares due to Johnson upon exercise of vested warrants, (iv) 1,268,242 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015), and (v) 13,241,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 141,148,991 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.

(3)	This amount includes (i) 516,345 shares directly owned by Wheeler, (ii) 150,000 shares due to Wheeler upon exercise of Options, (iii) 307,692 shares due to Wheeler upon exercise of vested warrants (iv) 975,571 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 140,814,011 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.

(4)	This amount includes (i) 666,666 shares due to McRee upon exercise of vested Options, (ii) 123,076 shares due to McRee upon exercise of vested warrants, (iii) 390,228 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015). The percentage of class for McRee is based on 140,560,718 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.

(5)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 64,751,151 shares, representing (i) 1,951,142 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015) (ii) 14,500,531 shares that may be acquired upon conversion of the 2014 Notes (iii) 5,905,885 shares that may be acquired upon conversion of the 2012 Notes, (iv) 25,995,350 shares that may be acquired upon conversion of the 2011 Notes, and (v) 16,398,243 shares that may be acquired upon exercise of Warrants.

This amount includes (i) 430,769 shares due to Lightcap upon exercise of vested Warrants, (ii) 70,257 vested Warrants held in trust for Lightcap’s minor children, (iii) 1,365,800 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015), and (iv) 222,756 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015) held in trust for Lightcap’s minor children.

The percentage of class for Reporting Persons and Lightcap as an individual is based on 206,221,481 shares which would be outstanding if the Reporting Persons notes and convertible debt held Lightcap and his minor children were converted and all Warrants held by the Reporting Persons and Lightcap and his minor children were exercised.

(6)	This amount includes (i) 166,667 shares due to White upon exercise of vested Options. The percentage of class for White is based on 139,547,415 shares which would be outstanding if all of White’s vested Options were exercised.

(7)	This amount includes (i) 50,000 shares due to Thompson upon exercise of vested Options, (ii) 30,769 shares due to Thompson upon exercise of vested warrants, (iii) 97,558 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015). The percentage of class for Thompson is based on 139,559,075 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.

(8)	This amount includes (i) 166,667 shares due to Epstein upon exercise of vested Options, (ii) 153,846 shares due to Epstein upon exercise of vested warrants, (iii) 487,784 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015). The percentage of class for Epstein is based on 140,189,045 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.

(9)	This amount includes (i) 1,553,846 shares directly owned by Higgins (ii) 50,000 shares due to Higgins upon exercise of vested Options, (iii) 307,692 shares due to Higgins upon exercise of vested warrants, and (iv) 975,571 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015). The percentage of class for Higgins is based on 140,714,011 shares which would be outstanding if all of Higgin’s vested Options and Warrants were exercised and convertible debt was converted.

(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 213,089,511 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

(11)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith’s minor children, (iii) 6,210,723 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith, and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 145,331,891 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

(12)	These shares are beneficially owned by Puritan Fund, an investment company registered under the Investment Company Act of 1940, and an investment company of FMR, LLC. Various persons have the right to vote the shares, receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of these shares.

(13)	Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 19,513,304 shares which are held of record by its clients. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Of those clients, only Hartford Capital Appreciation HLS Fund is known to have such right or power with respect to more than five percent of the shares.

(14)	Hartford Series Fund, Inc., in its capacity as an investment company registered under Section 8 of the Investment Company Act of 1940, may be deemed to beneficially own 10,082,792 shares on behalf of Hartford Capital Appreciate HLS Fund and has shared power to vote and direct the sale of the shares.

(15)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 64,751,151 shares, representing (i) 1,951,142 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 30, 2015) (ii) 14,500,531 shares that may be acquired upon conversion of the 2014 Notes (iii) 5,905,885 shares that may be acquired upon conversion of the 2012 Notes, (iv) 25,995,350 shares that may be acquired upon conversion of the 2011 Notes, and (v) 16,398,243 shares that may be acquired upon exercise of Warrants. The percentage of class for Reporting Persons and is based on 204,131,899 shares which would be outstanding if the Reporting Persons notes were converted and all Warrants held by the Reporting Persons were exercised.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about our Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC if seller is an affiliate.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2014, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the Fifth Amendment discussed above in Item 7 none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2014.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2014 quarterly reviews and the annual integrated audit for the year ended December 31, 2014 is estimated to be $260,000. BDO billed us $145,000 for professional services rendered for the annual audit fee for the year ended December 31, 2013 and for quarterly review of our financial statements for 2013, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2014 rendered by BDO is approximately $32,000. BDO billed us $33,000 for tax return preparation for the year ended December 31, 2013.

All Other Fees. We incurred no other fees for the 2014 and 2013 fiscal years.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)

10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) ) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)

10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.137	12/04/14	Fifth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(23)
10.138	12/04/14	Form of Fifth Amendment Supplemental Closing Note(23)
10.139	12/04/14	Form of Fifth Amendment Supplemental Warrant(23)
10.140	12/04/14	Amended Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP*
10.141	12/04/14	Amended Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP*
10.142	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)*
10.143	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)*
10.144	02/25/15	CareView Communications, Inc. 2015 Stock Option Plan(24)
10.145	03/31/15	Sixth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor*
10.146	03/31/15	Sixth Amendment Supplemental Warrant, form of*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/31/15	Subsidiaries of the Registrant*
31.1	03/31/15	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/31/15	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/31/15	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/31/15	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2010.

(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.

(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2012.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 9, 2012.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.

(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.

(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.

(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.

(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.

(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.

(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.

(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.

(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2014.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

DATE: March 31, 2015
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

Signature	Title	Date

/s/ Steven G. Johnson Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 31, 2015

/s/ L. Allen Wheeler L. Allen Wheeler	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	March 31, 2015

/s/ Sandra K. McRee Sandra K. McRee	Chief Operating Officer	March 31, 2015

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director	March 31, 2015

/s/ David R. White David R. White	Director	March 31, 2015

/s/ Jason T. Thompson Jason T. Thompson	Director	March 31, 2015

/s/ Steven B. Epstein Steven B. Epstein	Director	March 31, 2015

/s/ Dr. James R. Higgins Dr. James R. Higgins	Director	March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CareView Communications, Inc.

Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the 2013 financial statements have been restated to correct a misstatement.

/s/ BDO USA, LLP

Dallas, TX

March 31, 2015

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
		(Restated)
ASSETS
Current Assets:
Cash	$2,546,262	$4,125,180
Accounts receivable, net	680,143	305,033
Other current assets	276,910	165,531
Total current assets	3,503,315	4,595,744

Property and equipment, net	5,344,792	6,364,609

Other Assets:
Intangible assets, net	261,283	252,989
Other assets	832,930	1,224,554
	1,094,213	1,477,543
Total assets	$9,942,320	$12,437,896

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$244,782	$414,888
Accrued interest	191,596	127,327
Other current liabilities	791,284	538,142
Revolving line of credit	—	982,255
Total current liabilities	1,227,662	2,062,612

Long-term Liabilities:
Senior secured convertible notes, net of debt discount of $21,457,970 and $18,983,058, respectively	22,834,641	15,206,834
Notes payable	441,594	442,519
Mandatorily redeemable equity in joint venture	441,594	442,519
Fair value of warrant liability	301,864	370,865
Lease liability, net of current portion	—	8,607
Total long-term liabilities	24,019,693	16,471,344
Total liabilities	25,247,355	18,533,956

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 and 138,753,397 issued and outstanding, respectively	139,381	138,753
Additional paid in capital	76,502,913	71,202,451
Accumulated deficit	(91,510,720)	(77,058,995)
Total CareView Communications Inc. stockholders' deficit	(14,868,426)	(5,717,791)
Noncontrolling interest	(436,609)	(378,269)
Total stockholders' deficit	(15,305,035)	(6,096,060)
Total liabilities and stockholders' deficit	$9,942,320	$12,437,896

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
		(Restated)

Revenues, net	$3,061,298	$2,068,771

Operating expenses:
Network operations	3,386,645	2,477,430
General and administration	3,282,816	3,036,702
Sales and marketing	676,394	999,449
Research and development	843,416	860,371
Depreciation and amortization	1,651,310	1,611,546
Total operating expense	9,840,581	8,985,498

Operating loss	(6,779,283)	(6,916,727)

Other income and (expense)
Interest expense	(7,819,340)	(7,070,416)
Change in fair value of warrant liability	69,001	302,044
Interest income	3,644	2,632
Other income	15,913	14,556
Total other income (expense)	(7,730,782)	(6,751,184)

Loss before taxes	(14,510,065)	(13,667,911)

Provision for income taxes	—	—

Net loss	(14,510,065)	(13,667,911)

Net loss attributable to noncontrolling interest	(58,340)	(48,717)

Net loss attributable to CareView Communications, Inc.	$(14,451,725)	$(13,619,194)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.10)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	139,120,996	137,197,217

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2012 (Restated)	132,526,042	132,526	67,224,170	(63,439,801)	(329,552)	3,587,343

Shares issued in private placement, net of costs of $375,771	6,220,000	6,220	2,696,909	—	—	2,703,129

Warrants issued in private placement	—	—	25,000	—	—	25,000

Liability associated with warrants issued in private placement	—	—	(672,909)	—	—	(672,909)

Shares issued for cashless exercise of warrants	7,355	7	(7)	—	—	—

Options granted as compensation	—	—	390,443	—	—	390,443

Warrants issued for services	—	—	49,091	—	—	49,091

Warrants issued for financing costs (revalued)	—	—	64,286	—	—	64,286

Beneficial conversion features for senior secured convertible notes	—	—	1,425,468	—	—	1,425,468

Net loss (restated)	—	—	—	(13,619,194)	(48,717)	(13,667,911)

Balance, December 31, 2013 (Restated)	138,753,397	138,753	71,202,451	(77,058,995)	(378,269)	(6,096,060)

Shares issued for cashless exercise of warrants	627,351	628	(628)	—	—	—

Options granted as compensation	—	—	714,123	—	—	714,123

Warrants issued in connection with senior secured convertible notes	—	—	1,146,732	—	—	1,146,732

Beneficial conversion features for senior secured convertible notes	—	—	3,440,235	—	—	3,440,235

Net loss	—	—	—	(14,451,725)	(58,340)	(14,510,065)

Balance, December 31, 2014	139,380,748	$139,381	$76,502,913	$(91,510,720)	$(436,609)	$(15,305,035)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(14,510,065)	$(13,667,911)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,623,723	1,587,464
Amortization of intangible assets	27,587	24,082
Amortization of debt discount	2,152,055	2,135,209
Amortization of deferred installation costs	306,111	349,939
Amortization of deferred debt issuance costs	284,692	569,388
Amortization of prepaid consulting costs	—	76,536
Interest incurred and paid in kind	5,102,719	3,959,632
Stock based compensation related to options granted	714,123	390,443
Change in fair value of warrant liability	(69,001)	(302,044)
(Gain) loss on disposal of assets	4,050	(2,374)
Stock based costs related to warrants issued	—	49,091
Changes in operating assets and liabilities:
Accounts receivable	(375,110)	62,709
Other current assets	(111,379)	29,061
Other assets	170,624	151,906
Accounts payable	(170,106)	248,515
Accrued expenses and other current liabilities	317,411	(196,931)
Lease liability	(8,607)	(17,217)
Net cash flows used in operating activities	(4,541,173)	(4,552,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(602,107)	(105,986)
Payment for deferred installation costs	(369,803)	(288,181)
Patent and trademark costs	(24,726)	(63,823)
Purchase of computer software and website costs	(17,004)	(4,274)
Proceeds from insurance claim	—	17,824
Net cash flows used in investing activities	(1,013,640)	(444,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000,000	—
Repayment of revolving line of credit	(982,255)	—
Financing costs	(40,000)	—
Repayment of notes payable	(1,850)	(2,110)
Proceeds from sale of common stock, net of issuance costs	—	2,703,129
Proceeds from revolving line of credit	—	982,255
Proceeds from sale of warrants	—	25,000
Net cash flows provided by financing activities	3,975,895	3,708,274

Decrease in cash	(1,578,918)	(1,288,668)
Cash, beginning of period	4,125,180	5,413,848
Cash, end of period	$2,546,262	$4,125,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$107,298	$169,663
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$3,440,235	$1,425,468
Warrants issued in connection with senior secured convertible notes	$1,146,732	$—
Liability associated with warrants issued in private placement	$—	$(672,909)
Warrants issued for financing costs (revalued)	$—	$64,286

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

Throughout these Notes to the Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”). Also included are CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”), collectively, (the “Project LLCs”). We own 50% of CareView-Hillcrest and CareView-Saline, with each determined to be variable interest entities (“VIEs”) in which we exercise control and are deemed the Primary Beneficiary (See NOTE 13 for further details). Our business consists of a single segment of products and services all of which are sold and provided within the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and our Project LLCs for which we control the operating activities. All material inter-company balances and transactions have been eliminated in consolidation.

We report noncontrolling interests in our VIEs as a component of stockholders’ deficit in the Consolidated Balance Sheets and the loss attributable to noncontrolling interests as an adjustment to net loss to arrive at net loss attributable to the Company in the Consolidated Statements of Operations.

Reclassifications

Certain 2013 amounts have been reclassified to conform to current year presentation.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Restatement of Prior Period Consolidated Financial Statements and Out-of-Period Adjustments

During our review of the 2014 results, we identified a non-cash error that originated in prior periods. The error related to the amortization of debt discounts associated with our convertible debt which was not computed using the effective yield method. The cumulative error related to prior periods was approximately $2,700,000 as of December 31, 2013 resulting in a reduction in both total liabilities and total stockholder’s deficit. We assessed the materiality of this error in accordance with the United States Securities Exchange Commission (the “SEC”) guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the error was immaterial to the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the error in our 2014 financial statements would materially impact our results for the year ended December 31, 2014. Accordingly, we have reflected the correction of this prior period error in the period in which it originated and revised our Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Deficit and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2013, as presented in this Annual Report on Form 10-K. In addition, a reduction to accumulated deficit of approximately $1,800,000 was reflected as an adjustment to the December 31, 2012 balance on the Consolidated Statement of Stockholders’ Deficit.

The effect of the correction of the Consolidated Balance Sheets as of December 31, 2013 is as follows (in thousands):

	December 31, 2013
	As Reported	As Restated

Senior secured convertible notes, net of debt discount of $16,248 and $18,983, respectively	$17,942	$15,207
Total long-term liabilities	$18,321	$15,586
Total liabilities	$21,269	$18,534
Accumulated deficit	$(79,794)	$(77,059)
Total CareView Communications, Inc. stockholder’s deficit	$(8,453)	$(5,718)
Total stockholders’ deficit	$(8,831)	$(6,096)

The effect of the correction on the Consolidated Statement of Operations is as follows (in thousands, except net loss per share):

	For the Year Ended December 31, 2013
	As Reported	As Restated
	(audited)
Interest expense	$(7,970)	$(7,071)
Total other income (expense)	$(7,952)	$(6,751)
Loss before taxes	$(14,567)	$(13,668)
Net loss	$(14,567)	$(13,668)
Net loss attributable to CareView Communication	$(14,518)	$(13,619)
Loss per share, basic and diluted:
Net loss per share	$(0.11)	$(0.10)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Restatement of Prior Period Consolidated Financial Statements and Out-of-Period Adjustments (continued)

The effect of the error on the 2014 quarterly Consolidated Statements of Operations resulted in a decrease of interest expense and net loss, as reflected below, with no impact on net loss per share.

	For the three months ended March 31, 2014		For the three months ended June 30, 2014		For the three months ended September 30, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Interest expense	$(2,226)	$(1,978)	$(2,289)	$(2,054)	$(2,077)	$(1,876)
Total other income (expense)	$(2,857)	$(2,609)	$(2,231)	$(1,996)	$(1,679)	$(1,478)
Loss before taxes	$(4,417)	$(4,169)	$(3,944)	$(3,709)	$(3,267)	$(3,066)
Net loss	$(4,417)	$(4,169)	$(3,944)	$(3,709)	$(3,267)	$(3,066)
Net loss attributable to CareView Communications, Inc.	$(4,401)	$(4,153)	$(3,927)	$(3,692)	$(3,251)	$(3,050)
Loss per share, basic and diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.02)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Variable Interest Entities

We use a qualitative analysis to determine if we are the primary beneficiary of a VIE. We consider whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the VIE.

Cash

We maintain cash at financial institutions that at times may exceed federally insured limits. We have never experienced any losses related to these funds. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable (continued)

The following table provides a summary of changes in the allowance for doubtful accounts for the years ended December 31, 2014 and 2013:

	Allowance for Doubtful Accounts
	2014	2013
Beginning balance	$—	$80,235
Additions	—	10,636
Reductions	—	(90,871)
Ending balance	$—	$—

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

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal. As of December 31, 2014 and 2013, an allowance of $277,000 and $56,105, respectively, was recorded.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2014 and 2013, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during 2014 or 2013.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded for the years ended December 31, 2014 and 2013.

Intellectual property is comprised of purchased and internally developed software costs totaling approximately $2,800,000, all of which was capitalized prior to 2008 and was fully amortized at December 31, 2012. During the years ended December 31, 2014 and 2013, we capitalized no additional intellectual property costs.

Patents and Trademarks

We have capitalized certain costs related to registering trademarks and patent pending technology. In accordance with GAAP, we amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments and NOTE 11 for further details regarding derivative activity during the years ended December 31, 2014 and 2013.

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

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Accounting Standards Codification (“ASC”) 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 -- Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -- Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 -- Unobservable inputs for the asset or liability.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability discussed in NOTE 4. The fair value of this warrant liability is included in long-term liabilities on the accompanying consolidated financial statements.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability
2014	$(301,864)	$—	$—	$(301,864)
2013	$(370,865)	$—	$—	$(370,865)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the years ended December 31,
	2014	2013

Balance, beginning of period	$(370,865)	$—
Issuances of derivative liabilities	—	(672,909)
Change in fair value of warrant liability	69,001	302,044
Transfers in and/out of Level 3	—	—
Balance, end of period	$(301,864)	$(370,865)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

We offer CareView’s services through a subscription-based contract with each facility for a standard term of three to five years. We begin to bill monthly subscription fees to the facility upon official acceptance of the CareView System by the facility. The contract requires the facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the customer requires additional products or services, the contract is amended accordingly.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (continued)

dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 94,000,000 and 76,000,000 at December 31, 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Stock Based Compensation

We recognize compensation expense for all share-based payments granted and amended based on the grant date fair value estimated in accordance with GAAP. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions.

Debt Discount Costs

Costs incurred with parties who are providing long-term financing, with Warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and Warrants. These discounts are generally amortized over the life of the related debt, using the effective interest rate method or other methods approximating the effective interest method. Additionally, convertible debt issued with a beneficial conversion feature is recorded at a discount based on the difference in the effective conversion price and the fair value of the Company’s stock on the date of issuance, if any.

Deferred Debt Issuance and Financing Costs

Costs incurred through the issuance of Warrants to parties who are providing long-term financing availability, which includes revolving credit lines, are reflected as deferred debt issuance based on the fair value of the Warrants issued. Costs incurred with third parties related to issuance of debt are recorded as deferred financing costs. These costs are generally amortized over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets. We expense all advertising costs as incurred. Total advertising expense was $0 and $6,960 for the year ended December 31, 2014 and 2013, respectively.

Concentration of Credit Risks and Customer Data

We derive all of our revenues from hospitals. For the year ended December 31, 2014, 91 hospitals accounted for all of our revenue. During 2014 IASIS Healthcare Corporation (“IASIS”), Community Health Systems, Inc. (“CHS”) (CHS acquired Health Management Associates, Inc. (“HMA”) in January, 2014) and Tenet Healthsystems Medical, Inc., accounted for 49%, 21% and 12% of our net revenues, respectively. For the year ended December 31, 2013, 68 hospitals accounted for the all of our net revenue. During that period, IASIS and HMA accounted for 53% and 30% of our net revenues, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer (ii) identify the performance obligations in the contract (iii) determine the transaction price (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2014 was approximately $2,500,000.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $5,000,000, however, we have a waiver of the minimum cash balance requirement in place through March 31, 2015. On March 31 2015, HealthCor reduced the minimum cash balance amount to $2,000,000 (See NOTE 15 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank and Bridge Bank providing for a $20,000,000 revolving line of credit. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid.

In view of these facts, our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity. We expect that the cash on hand and the $6,000,000 we received in connection with a new debt financing, closed on February 17, 2015 (See NOTE 15 for further details), as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. We are currently in discussions with several entities in an effort to secure a credit facility which will support our projected growth. We expect to close on a credit facility within the next 180 days; however, there are no assurances that we can close on a credit facility on terms acceptable to the Company or that such closing will occur.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2014 and 2013, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2014 and 2013, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, with 139,380,748 and 138,753,397 shares of Common Stock issued and outstanding, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances During 2014

Cashless Warrant Exercise

During 2014, certain individuals and entities exercised Warrants to purchase an aggregate of 3,554,750 shares of our Common Stock. In order to exercise the Warrants pursuant to the cashless provisions contained therein, they surrendered their right to receive 2,927,399 shares, resulting in an issuance of 627,351 shares of Common Stock.

Common Stock Issuances During 2013

Private Placement

On March 27, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors relating to the issuance and sale of our Common Stock in a private offering. On April 1, 2013, the closing date of the Purchase Agreement, we sold (i) an aggregate of 6,220,000 shares of our Common Stock for $0.495 per share and (ii) Common Stock Purchase Warrants for the purchase of an aggregate of 2,500,000 shares for $0.01 per share (the “Private Placement Warrants”) for aggregate gross proceeds of approximately $3,100,000. The five-year Private Placement Warrants vested immediately upon issuance, have an exercise price of $0.60 per share and contain provisions for a cashless exercise.

Pursuant to terms in the Purchase Agreement, the 6,220,000 shares of Common Stock purchased and the 2,500,000 shares available for purchase under the Private Placement Warrants, were registered pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 as filed with the SEC on May 4, 2013 (“Form S-1”). On May 9, 2013, the Form S-1 was deemed effective by the SEC.

As discussed below in this NOTE, the Private Placement Warrants are classified as liabilities and recorded at their fair value of $672,909 at the date of issuance. The total proceeds received from the Private Placement were allocated between the Common Stock issued and the Private Placement Warrants based on the residual method. Accordingly, $672,909 was allocated to warrant liability and $2,055,220 was allocated to common stock and additional paid in capital on the accompanying consolidated financial statements.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except certain Warrants issued to HealthCor and the Private Placement Warrants). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the above mentioned Warrants issued to HealthCor and the Private Placement Warrants was computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of these Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.

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

The assumptions used in the Black-Scholes Model during the years ended December 31, 2014 and 2013 are set forth in the table below.

	2014	2013
Risk-free interest rate	2.86%	NA
Volatility	78.88%	NA
Expected life	10	NA
Dividend yield	0.00%	NA

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2012	34,076,710	$0.52-$1.65	$0.97	4.7
Granted	2,500,000	$0.60	$0.60	4.3
Exercised	(179,638)
Expired	(1,931,250)
Balance at December 31, 2013	34,465,822	$0.52-$1.65	$0.96	4.0
Granted	4,000,000	$0.40	$0.40	9.0
Exercised	(3,554,750)
Expired	(312,500)
Balance at December 31, 2014	34,598,572	$0.40-$1.65	$0.93	4.2
Vested and Exercisable at December 31, 2014	34,598,572	$0.40-$1.65	$0.93	4.2

As of December 31, 2014 and 2013, unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and Private Placement Warrants, totaled $0 and $284,692, respectively.

Warrant Activity During 2014

During 2014, certain Warrant holders exercised their rights to purchase 627,351 shares of our Common Stock using the cashless provision provided by their Warrant agreements, resulting in the surrender of their rights to purchase an aggregate of 2,927,399 shares of our Common Stock. Also during this period, Warrants to purchase an aggregate of 312,500 shares of our Common Stock expired.

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement dated April 21, 2011 with HealthCor and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions). The fair value of the convertible debt was determined to be $5,000,000. Using the Black-Sholes Model, this resulted in a relative fair value of $1,146,732 for the warrants on the date of grant. See NOTE 11 for further details.

At December 31, 2014, the Private Placement Warrants, discussed above in this NOTE, were re-valued with a fair value determination of $301,864 and the difference of $69,001 was included as change in fair value of warrant liability in the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

For year ended December 31, 2014, we also amortized $284,692 of previously capitalized Warrant costs as interest expense in the accompanying consolidated financial statements.

Warrant Activity During 2013

As discussed above in this NOTE, during the year ended December 31, 2013, we issued Private Placement Warrants for the purchase of 2,500,000 shares of our Common Stock. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our Common Stock or “down round” provisions. In accordance with GAAP, our management concluded these instruments are to be accounted for as liabilities instead of equity due to the down round protection feature available on the exercise price of the Warrants. We recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date with the change reported as non-cash costs in other income and expense. GAAP provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for Warrants are determined using the Binomial Lattice Model valuation technique. The Binomial Lattice Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, we provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice Model valuation to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario. As of April 1, 2013, the date of issuance of the Private Placement Warrants, we recorded the warrant liability of $672,909 in the consolidated financial statements. At December 31, 2013, the Private Placement Warrants were re-valued with a fair value of $370,865 and the difference of $302,044 is included in other income and expense in the accompanying consolidated financial statements.

We also amortized certain previously capitalized Warrant costs in the accompanying consolidated financial statements as follows: (i) $76,536 as non-cash costs included in general and administration expense and (ii) $569,388 as interest expense.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

During the year ended December 31, 2013, we recorded a $23,764 charge to general and administration expense in the accompanying consolidated financial statements, related to a 12-month advisory services agreement (the “AS Agreement”) entered into on May 7, 2012, wherein consideration was paid through the issuance of a five-year Warrant to purchase 240,000 shares of our Common Stock. The underlying shares vested at the rate of 20,000 shares on the monthly anniversary date of the AS Agreement. The AS Agreement terminated on May 7, 2013. At grant date the Warrant had a fair value of $265,200 at an exercise price of $1.65 per share. Because the Warrant was issued to a non-employee and contained specific vesting requirements, the fair value of the Warrant is re-valued at each reporting period and any change in the fair value of the unvested portion of the Warrant is recorded as a charge or credit to operations. Upon full vesting in May 2013, the fair value of these Warrants totaled $124,720.

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

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2014, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 5,300,920 remaining outstanding.

On September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2014, 2009 Plan Options to purchase 9,943,556 shares of our Common Stock have been issued with 8,972,890 remaining outstanding.

The valuation methodology used to determine the fair value of the 2007 Plan Options and 2009 Plan Options, collectively, (the “Option(s)”) issued during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the years ended December 31, 2014 and 2013 are set forth in the table below.

	2014	2013
Risk-free interest rate	1.59-1.83%	0.61-0.67%
Volatility	72.82-75.42%	101.81-102.81%
Expected life	6	3
Dividend yield	0.00%	0.00%

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

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	9,093,977	$0.66	6.6	$2,376,961
Granted	4,061,000	$0.51
Exercised	—
Expired	(86,665)
Forfeited	(320,836)
Balance at December 31, 2013	12,747,476	$0.59	6.9	$—
Granted	1,688,000	$0.42
Exercised	—
Expired	(44,999)
Forfeited	(116,667)
Balance at December 31, 2014	14,273,810	$0.54	6.3	$—
Vested and Exercisable at December 31, 2014	9,768,463	$0.61	5.0	$—

The weighted-average grant date fair value of Options granted during the years ended December 31, 2014 and 2013 was $0.35 and $0.31 per share, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2014 and 2013 ($714,123 and $390,443, respectively) is based on awards vested. The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2014, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,519,000, which is expected to be recognized over a weighted-average period of 1.4 years. No tax benefit was realized due to a continued pattern of operating losses.

Option Activity During 2014

•	In January 2014, we granted 2009 Plan Options to board of director members David White (500,000) and Jason Thompson (150,000) to purchase shares with an exercise price of $0.40 per share,

•	In April 2014, we granted 2009 Plan Options to board of director members Steven Epstein (500,000) and Dr. James Higgins (150,000) to purchase shares with an exercise price of $0.68 per share,

•	In July 2014, we granted 2009 Plan Options to purchase 20,000 shares with an exercise price of $0.68 per share to employees,

•	In August 2014, we granted 2009 Plan Options to purchase 20,000 shares with an exercise price of $0.56 per share to an employee, and

•	In December 2014, we granted 2009 Plan Options to purchase 348,000 shares with an exercise price of $0.480 per share to employees.

Options Issued During 2013

•	In September 2013, we granted 2009 Plan Options to purchase 25,000 shares with an exercise price of $0.50 per share to employees,

•	In November 2013, we granted 2009 Plan Options to purchase 3,641,000 shares with an exercise price of $0.51 per share to employees, and

•	In December 2013, we granted 2009 Plan Options to purchase 395,000 shares with an exercise price of $0.50 per share to employees.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At December 31, 2014, we had approximately $54,700,000 of federal net operating tax loss carry-forward which begins to expire in 2028. We had approximately $10,700,000 of state net operating losses as of December 31, 2014.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2014	2013 As Restated

Expected income tax benefit at statutory rate	$(5,078,523)	$(4,783,769)
Debt discount amortization	700,000	1,234,835
Permanently disallowed interest	734,499	—
Other permanent differences	42,696	39,670
State income tax benefit, net of tax effect at state statutory rate	1,438	3,740
Deferred pool true-ups/corrections related to:
Warrants	—	1,222,954
Amortization	2,857,686	702,183
Net operating losses	(14,579)	(470,016)
Other	86,041	(16,689)
Change in valuation account	670,742	2,067,092
Income tax expense (benefit)	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2014	2013
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$19,138,526	$16,692,594
Accrued interest	2,837,284	1,815,656
Stock based compensation	1,281,952	1,032,009
Amortization of intangible assets	496,012	689,759
Depreciation of fixed assets	36,318	300,237
Accrued expenses	151,783	61,780
Research and development credit carry-forward	29,084	29,084
Donations	10,541	10,541
Total deferred tax assets	23,981,500	20,631,660
Deferred tax liability	(2,679,098)	—
Valuation allowance for deferred tax assets	(21,302,402)	(20,631,660)
Deferred tax assets, net of valuation allowance	$—	$—

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (Continued)

As a result of certain income tax accounting realization requirements with respect to accounting for share based compensation, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2014 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of approximately $690,000.

In 2014 and 2013, the deferred tax valuation allowance increased by $670,742 and $2,067,092 respectively. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2014 and 2013, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2014 and 2013, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three year statute of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2011. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2014	2013
Prepaid expenses	$254,998	$91,923
Other current assets	21,912	1,209
Sales tax refund	—	72,399
TOTAL OTHER CURRENT ASSETS	$276,910	$165,531

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Network equipment	$10,753,542	$10,205,367
Office equipment	160,890	140,763
Vehicles	132,797	112,332
Test equipment	87,059	73,719
Furniture	75,673	75,673
Warehouse equipment	6,867	6,867
Leasehold improvements	5,121	5,121
	11,221,949	10,619,842
Less: accumulated depreciation	(5,877,157)	(4,255,233)
TOTAL PROPERTY AND EQUIPMENT	$5,344,792	$6,364,609

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,623,723 and $1,587,464, respectively.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$271,142	$26,157	$244,985
Other intangible assets	51,464	35,166	16,298
TOTAL INTANGIBLE ASSETS	$322,606	$61,323	$261,283

	December 31,2013
	Cost	Accumulated Amortization	Net
Patents and trademarks	$246,416	$14,487	$231,929
Other intangible assets	50,494	29,434	21,060
TOTAL INTANGIBLE ASSETS	$296,910	$43,921	$252,989

Other assets consist of the following:

	December 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,457,098	$865,647	$591,451
Deferred debt issuance costs	1,600,000	1,600,000	—
Prepaid license fee	249,999	54,644	195,355
Deferred closing costs	583,967	583,967	—
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,937,188	$3,104,258	$832,930

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS (Continued)

	December 31, 2013
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,087,295	$559,537	$527,758
Deferred debt issuance costs	1,600,000	1,315,308	284,692
Prepaid license fee	249,999	38,250	211,749
Deferred closing costs	580,241	463,510	116,731
Security deposit	83,624	—	83,624
Prepaid consulting	1,131,300	1,131,300	—
TOTAL OTHER ASSETS	$4,732,459	$3,507,905	$1,224,554

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2014	2013
Allowance for system removal	$277,000	$56,105
Accrued professional services	204,675	73,500
Accrued taxes	145,183	173,938
Accrued paid time off	87,319	148,729
Other accrued liabilities	77,107	85,870
TOTAL OTHER CURRENT LIABILITIES	$791,284	$538,142

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five year period under the same terms and conditions. Rent expense for the years ended December 31, 2014 and 2013 was $232,927 and $218,476, respectively.

A summary of the monthly base rent per the Lease and the Lease Extension follows:

Years Ending June 30,
2015	$14,219
2016	$14,188
2017	$16,613
2018	$15,052
2019	$15,503
2020	$15,968

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease (continued)

As of December 31, 2014, future minimum rental payments are as follows:

Years Ending December 31,
2015	$170,438
2016	184,806
2017	189,990
2018	183,330
2019	188,830
Thereafter	$95,810
Total	$1,013,204

Debt Maturity

As of December 31, 2014, future debt payments due are as follows:

Years Ending December 31,	Total	Senior Secured Convertible Notes(1)	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2015	$—	$—	$—	$—
2016	883,188	—	441,594	441,594
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
Thereafter	44,292,611	44,292,611	—	—
Total	$45,175,799	$44,292,611	$441,594	$441,594

_____________

(1) Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $22,834,641, which represents this amount less debt discount of $21,457,970.

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (the “HealthCor Purchase Agreement”) with HealthCor. Pursuant to the HealthCor Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar.

From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of December 31, 2014, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 25 million.

On January 31, 2012, we entered into the Second Amendment to the Healthcor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of December 31, 2014, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6 million.

On August 20, 2013, we entered into a Third Amendment to the HealthCor Purchase Agreement with HealthCor (the “Third Amendment”) to redefine our minimum cash balance requirements. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, it triggered a default. The Third Amendment allowed for a reduced minimum cash period, as defined in the HealthCor Purchase Agreement, which allows us to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the HealthCor Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2014, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 14 million.

Pursuant to the terms of the HealthCor Purchase Agreement we are required to maintain a minimum cash balance $5,000,000. We have a waiver of the minimum cash balance requirement in place through March 31, 2015. On March 31, 2015, HealthCor reduced the minimum cash balance amount to $2,000,000 (See NOTE 15 for further details).

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued and, subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During 2014 and 2013, we recorded a BCF of $3,440,235 and $1,425,468, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were also issued with the 2014 HealthCor Notes, the proceeds were allocated to the instruments based on relative fair value. The value allocated to the 2014 HealthCor Warrants was $1,146,732 which was recorded as a debt discount with the credit to additional paid in capital. The discount associated with the 2014 HealthCor Warrants is also amortized to interest expense using the effective interest method.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment (continued)

We recorded an aggregate of $2,152,055 and $2,135,209 in interest expense for the years ended December 31, 2014 and 2013, respectively, related to this discount. The carrying value of the debt with HealthCor at December 31, 2014 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – LOAN AND SECURITY AGREEMENT WITH COMERICA BANK AND BRIDGE BANK

On August 31, 2011, we entered into and closed a Loan and Security Agreement (the “Revolving Line”) with Comerica Bank (“Comerica”) and Bridge Bank, National Association (“Bridge Bank”) (collectively the “Banks”) providing for a $20,000,000 revolving line of credit. On June 30, 2014, the Revolving Line, previously due on that date was extended to July 31, 2014. On July 31, 2014, we allowed the Revolving Line to terminate pursuant to its terms, at which time the outstanding balance of $982,255 was repaid.

Pursuant to the terms Revolving Line, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to an amendment, all of which has been recorded as deferred financing costs. The deferred financing costs were amortized to interest expense over the term of the Revolving Line and were fully amortized as of June 30, 2014. The Warrants have not been exercised as of December 31, 2014. During the years ended December 31, 2014 and 2013, $284,692 and $569,388, respectively, was amortized to interest expense in the accompanying consolidated financial statements.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at December 31, 2013. Amortization expense totaled $65,976 for the year ended December 31, 2013, and was recorded as interest expense on the accompanying consolidated financial statements

Hillcrest notified us of its desire to terminate its hospital agreement effective January 27, 2012. This termination resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. To date, we have incurred system removal costs of approximately $3,000 for removing our equipment from the hospital premises. We currently have approximately 100 units remaining on site at Hillcrest. Included in other current liabilities in the accompanying consolidated financial statements is an allowance for system removal totaling $10,250 to reserve for the removal of the remaining units.

As of December 31, 2014 and 2013, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,075,000 and $1,012,000, respectively. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns were extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Project Warrants remained unchanged. The Project Warrants were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2014 and 2013 are as follows:

	2014	2013
Assets
Cash	$2,770	$958
Receivables	2,365	4,861
Total current assets	5,135	5,819
Property, net	46,762	99,348
Total assets	$51,897	$105,167

Liabilities
Accounts payable	$122,558	$114,089
Notes payable	441,594	442,519
Mandatorily redeemable interest	441,594	442,519
Accrued interest	191,596	121,597
Other current liabilities	24,889	37,731
Total liabilities	$1,222,231	$1,158,455

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue, net	$28,452	$29,154
Network operations expense	16,665	16,844
General and administrative expense	(12,089)	(21,165)
Depreciation	50,771	53,248
Total operating costs	55,347	48,927
Operating income (loss)	(26,895)	(19,773)
Other income (expense)	(89,785)	(77,661)
Loss before taxes	116,680	(97,434)
Provision for taxes	—	—
Net loss	116,680	(97,434)
Net loss attributable to noncontrolling interest	(58,340)	(48,717)
Net loss attributable to CareView Communications, Inc.	$(58,340)	$(48,717)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

Rockwell Project Notes and Preferential Returns Extensions

On February 19, 2015, the due date on the Rockwell Project Notes and Rockwell’s Preferential Returns were extended to June 30, 2016.

Fifth Amendment to the Purchase Agreement with HealthCor

On February 17, 2015 (the “Closing Date”), we closed on the below described funding transaction in which we received $6,000,000. On December 15, 2014 we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors party thereto (such additional investors, the “New Investors” and, collectively with the HealthCor, the “Investors”) to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000 ($5,000,000 from the New Investors and $1,000,000 from HealthCor), with a conversion price per share equal to $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional warrants to purchase an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). The New Investors include, but are not limited to all but one of our current directors and one of our officers. On the Closing Date, each of the Investors severally, not jointly, purchased the Fifth Amendment Notes and the Fifth Amendment Warrants.

2015 Stock Option Plan

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.

On February 25, 2015, we granted 1,565,000 options to purchase shares of our Common Stock to employees, including 1,000,000 to Sandra K. McRee, our Chief Operating Officer. This granted included 56,444 from our 2009 Plan (which closed the 2009 Plan) and 1,508,556 from our 2015 Plan. On February 25, 2015 we also granted 2015 Plan Options to the following members of the Board of Directors: (i) Steven G. Johnson, 1,000,000 (Mr. Johnson respectfully declined the grant); (ii) Jeffrey C. Lightcap, 150,000 (Mr. Lightcap respectfully declined the grant); (iii) L. Allen Wheeler, 150,000; and (iv) Steven B. Epstein, 50,000. All February 25, 2015 grants are exercisable at $0.53 per share.

Sixth Amendment to the Purchase Agreement with HealthCor

On March 31, 2015, we entered into a Sixth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Sixth Amendment”) wherein the requirement to maintain a minimum cash balance of $5,000,000 was reduced to $2,000,000. The Sixth Amendment also includes the issuance of 1,000,000 warrants to purchase our Common Stock with an exercise price of $0.53.

