Form 10-Q
period 2015-03-31
CareView Communications Inc
filed 2015-05-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 13, 2015 was 139,380,742.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash	$7,387,160	$2,546,262
Accounts receivable	671,504	680,143
Other current assets	572,213	276,910
Total current assets	8,630,877	3,503,315

Property and equipment, net	4,994,515	5,344,792
Other Assets:
Intangible assets, net	265,287	261,283
Other assets	1,131,064	832,930
Total other assets	1,396,351	1,094,213
Total assets	$15,021,743	$9,942,320

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$428,187	$244,782
Accrued interest	208,225	191,596
Other current liabilities	697,478	791,284
Total current liabilities	1,333,890	1,227,662

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt issuance costs of $22,524,476 and $21,457,970, respectively	29,239,842	22,834,641
Notes payable	441,594	441,594
Mandatorily redeemable equity in joint ventures	441,594	441,594
Fair value of warrant liability	539,965	301,864
Total long-term liabilities	30,662,995	24,019,693
Total liabilities	31,996,885	25,247,355

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,742 issued and outstanding	139,381	139,381
Additional paid in capital	78,621,111	76,502,913
Accumulated deficit	(95,282,803)	(91,510,720)
Total CareView Communications Inc. stockholders' deficit	(16,522,311)	(14,868,426)
Noncontrolling interest	(452,831)	(436,609)
Total stockholders' deficit	(16,975,142)	(15,305,035)
Total liabilities and stockholders' deficit	$15,021,743	$9,942,320

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net	$1,000,554	$619,409

Operating expenses:
Network operations	830,094	601,222
General and administration	838,309	801,977
Sales and marketing	197,622	208,458
Research and development	225,196	168,661
Depreciation and amortization	415,904	399,332
Total operating expense	2,507,125	2,179,650

Operating loss	(1,506,571)	(1,560,241)

Other income and (expense)
Interest expense	(2,045,901)	(1,977,451)
Change in fair value of warrant liability	(238,101)	(633,142)
Interest income	1,143	999
Other income	1,125	1,294
Total other income (expense)	(2,281,734)	(2,608,300)

Loss before taxes	(3,788,305)	(4,168,541)

Provision for income taxes	—	—

Net loss	(3,788,305)	(4,168,541)

Net loss attributable to noncontrolling interest	(16,222)	(15,840)

Net loss attributable to CareView Communications, Inc.	$(3,772,083)	$(4,152,701)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	138,753,397

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2015 TO MARCH 31, 2015
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2015	139,380,748	$139,381	$76,502.913	$(91,510,720)	$(436,609)	$(15,305,035)

Stock options granted as compensation	—	—	190,106	—	—	190,106

Warrants issued in connection with the senior secured convertible notes	—	—	1,471,105	—	—	1,471,105

Beneficial conversion features for senior secured convertible notes	—	—	456,987	—	—	456,987

Net loss	—	—	—	(3,772,083)	(16,222)	(3,788,305)

Balance, March 31, 2015	139,380,748	$139,381	$78,621,111	$(95,282,803)	$(452,831)	$(16,975,142)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,788,305)	$(4,168,541)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	409,634	392,869
Amortization of intangible assets	6,270	6,463
Amortization of debt discount	552,066	528,417
Amortization of installation costs	66,631	99,897
Amortization of deferred debt issuance costs	—	142,347
Interest incurred and paid in kind	1,471,707	1,196,906
Stock based compensation related to options granted	190,106	196,444
Change in fair value of warrant liability	238,101	633,142
Loss on disposal of fixed assets	43,740	—
Changes in operating assets and liabilities:
Accounts receivable	8,639	(251,025)
Other current assets	(238,795)	(111,261)
Other assets	4,098	58,988
Accounts payable	183,405	(339,393)
Accrued expenses and other current liabilities	(77,177)	71,601
Other liabilities	—	(4,303)

Net cash flows used in operating activities	(929,880)	(1,547,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(103,098)	(58,453)
Payment for deferred installation costs	(47,371)	(32,267)
Patent and trademark costs	(10,273)	(4,688)

Net cash flows used in investing activities	(160,742)	(95,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable, net	5,931,520	5,000,000
Repayment of notes and loans payable	—	(1,850)

Net cash flows provided by financing activities	5,931,520	4,998,150

Increase in cash	4,840,898	3,355,293
Cash, beginning of period	2,546,262	4,125,180
Cash, end of period	$7,387,160	$7,480,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,150	$33,335
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Beneficial conversion features for senior secured convertible notes	$456,987	$1,025,695
Warrants issued in connection with the senior secured convertible notes	$1,471,105	$1,146,732

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 31, 2015.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(539,965)	$—	$—	$(539,965)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three months ended March 31, 2015

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2015	$(301,864)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(238,101)
Transfers in and/out of Level 3	—
Ending balance at March 31, 2015	$(539,965)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 104,333,559 and 92,844,471 at March 31, 2015 and 2014, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management has opted for early adoption of ASU 2015-03 and there was no material effect on the consolidated financial statements upon adoption.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassifications

Certain 2014 amounts have been reclassified to conform to current year presentation.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2015 was approximately $7,400,000.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (See NOTE 11 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. We are currently in discussions with several entities in an effort to secure a credit facility which will support our projected growth. We expect to close on a credit facility within the next 120 days; however, there are no assurances that we can close on a credit facility on terms acceptable to us or that such closing will occur.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase our Common Stock (the “Warrant(s)”) (except certain Warrants issued to HealthCor and Warrants issued pursuant to the terms our March 2013 private placement (the “Private Placement Warrants”). The Black-Scholes Model is an acceptable model in accordance with GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, risk-free interest rate, and the estimated term of the Warrant. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available). Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrant and is calculated by using the average daily historical stock prices through the day preceding the grant date.

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

Warrant Activity during the Three Months Ended March 31, 2015

On February 17, 2015, we entered into a Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant. (See NOTE 11 for further details)

On March 31, 2015, we issued HealthCor a Warrant for up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This Warrant has an exercise price of $0.53 per share and an expiration date of March 31, 2025. (See NOTE 11 for further details).

As of December 31, 2014, we recorded a warrant liability of $301,864 in our consolidated financial statements. At March 31, 2015, the Private Placement Warrants were re-valued with a fair value determination of $539,965, resulting in a difference of $238,101, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2015, warrants to purchase an aggregate of 2,882,626 shares of our Common Stock expired.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity during the Three Months Ended March 31, 2014

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement with HealthCor and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) (the “Fourth Amendment Warrants”). The fair value of the convertible debt and the Fourth Amendment Warrants was determined to be $6,488,000, resulting in a relative fair value of $1,146,732 for the Fourth Amendment Warrants on the date of grant.

As of December 31, 2013, we recorded a warrant liability of $370,865 in our condensed consolidated financial statements. At March 31, 2014, the Private Placement Warrants were re-valued with a fair value determination of $1,004,007 and the difference of $633,142 was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

For the three ended March 31, 2014, we amortized $142,347 of previously capitalized Warrant costs as interest expense in the accompanying condensed consolidated financial statements.

Options to Purchase Common Stock of the Company

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

During the three months ended March 31, 2015, we granted options to purchase 1,815,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees and members of our board of directors. We granted 650,000 Options to certain employees and members of our board of directors during the three months ended March 31, 2014. During those same three month periods, 41,002 and 15,001 Options, respectively, were canceled and 6,231,310 and 31,666 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	14,273,810	$0.58	6.3	$—
Granted	1,815,000	$0.53	9.9	$—
Expired	(6,231,310)
Canceled	(41,002)
Balance at March 31, 2015	9,816,498	$0.61	8.2	$52,000
Vested and Exercisable at March 31, 2015	3,753,820	$0.74	6.7	$17,333

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.41-1.47%	1.59-1.83%
Volatility	71.30-71.86%	72.82-75.42%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2015 and 2014 ($190,106 and $196,444, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2015, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,700,000, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid expenses	$549,672	$254,998
Other current assets	22,541	21,912
TOTAL OTHER CURRENT ASSETS	$572,213	$276,910

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Network equipment	$10,745,066	$10,753,542
Office equipment	169,659	160,890
Vehicles	132,797	132,797
Test equipment	88,180	87,059
Furniture	75,673	75,673
Warehouse equipment	8,441	6,867
Leasehold improvements	5,121	5,121
	11,224,937	11,221,949
Less: accumulated depreciation	(6,230,422)	(5,877,157)
TOTAL PROPERTY AND EQUIPMENT	$4,994,515	$5,344,792

Depreciation expense for the three months ended March 31, 2015 and 2014 was $409,634 and $392,869, respectively.

At March 31, 2015, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at March 31, 2015. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$281,416	$30,319	$251,097
Other intangible assets	51,464	37,274	14,190
TOTAL INTANGIBLE ASSETS	$332,880	$67,593	$265,287

	December 31, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$271,142	$26,157	$244,985
Other intangible assets	51,464	35,166	16,298
TOTAL INTANGIBLE ASSETS	$322,606	$61,323	$261,283

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	March 31, 2015
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,504,470	$932,279	$572,191
Prepaid financing costs	321,492	—	321,492
Prepaid license fee	249,999	58,742	191,257
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,122,085	$991,021	$1,131,064

	December 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,457,098	$865,647	$591,451
Prepaid license fee	249,999	54,644	195,355
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,753,221	$920,291	$832,930

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued taxes	$172,342	$145,183
Allowance for system removal	170,021	277,000
Accrued insurance	114,947	—
Accrued travel and entertainment	67,000	35,000
Accrued paid time off	51,686	87,319
Accrued professional services	28,500	204,675
Other accrued liabilities	92,982	42,107
TOTAL OTHER CURRENT LIABILITIES	$697,478	$791,284

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of the losses recorded during the three months ended March 31, 2015 and the additional losses expected for the remainder of 2015 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2015, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Rockwell and the Company own 50% of each Project LLC. We contributed our intellectual property rights and hospital contract with each Project Hospital and Rockwell contributed cash to be used for the purchase of equipment for the Project LLCs. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return”). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying consolidated financial statements. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract

In accordance with GAAP, we determined the Project LLCs are VIEs based on the fact that the total equity investment at risk was not sufficient to finance the entities activities without additional financial support. We consolidate the Project LLCs as we have the power to direct the activities and an obligation to absorb losses of the VIEs. We have no contractual liability to Rockwell with respect to the repayment obligations of the Project LLCs.

As additional consideration to Rockwell for providing the funding, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized as of March 31, 2013.

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

As of March 31, 2015, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,100,000. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Project Warrant remained unchanged. The Project Warrant were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Assets
Cash	$2,672	$2,770
Receivables	2,366	2,365
Total current assets	5,038	5,135
Property, net	34,294	46,762
Total assets	$39,332	$51,897

Liabilities
Accounts payable	$125,559	$122,558
Accrued interest	208,225	191,596
Other current liabilities	25,137	24,889
Notes payable-LT	441,594	441,594
Mandatorily redeemable interest-LT	441,594	441,594
Total liabilities	$1,242,109	$1,222,231

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (CONTINUED)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is as follows:

	March 31,
	2015	2014

Revenue	$7,097	$7,162
Network operations expense	4,164	4,173
General and administrative expense (cost recovery)	1,130	47
Depreciation	12,467	12,596
Total operating costs	17,761	16,816
Operating loss	(10,664)	(9,654)
Other expense	(21,780)	(22,026)
Loss before taxes	(32,444)	(31,680)
Provision for taxes	—	—
Net loss	(32,444)	(31,680)
Net loss attributable to noncontrolling interest	(16,222)	(15,840)
Net loss attributable to CareView Communications, Inc.	$(16,222)	$(15,840)

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) (the “HealthCor Purchase Agreement”) with HealthCor. Pursuant to the HealthCor Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of March 31, 2015, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 26,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of March 31, 2015, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 5,900,000.

On August 20, 2013, we entered into a Third Amendment to the HealthCor Purchase Agreement with HealthCor (the “Third Amendment”) to redefine our minimum cash balance requirements. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, it triggered a default. The Third Amendment allowed for a reduced minimum cash period, as defined in the HealthCor Purchase Agreement, which allowed us to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the HealthCor Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2015, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 14,500,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The 2014 HealthCor Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2015, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 9,700,000 to the New Investors.

On March 31, 2015, we entered into the Sixth Amendment to HealthCor Purchase Agreement (the “Sixth Amendment”) pursuant to which, among other things, (i) the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance of $2,000,000 and (ii) the amendment provision was revised to permit the HealthCor Purchase Agreement to be amended by the Company and the holders of the majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock sold pursuant to the HealthCor Purchase Agreement. On March 31, 2015, we also issued a warrant to HealthCor to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the HealthCor Purchase Agreement (the “Sixth Amendment Warrant”). The Sixth Amendment Warrant has an exercise price per share of $0.53 (subject to adjustment as described therein) and an expiration date of March 31, 2025.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued and, subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three months ended March 31, 2015 and 2014, we recorded a BCF of $456,987 and $400,695, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the 2014 HealthCor Notes and the Fifth

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Amendment Notes, the proceeds were allocated to the instruments based on relative fair value. The value allocated to the 2014 HealthCor Warrants and the Fifth Amendment Notes were $1,146,732 and $1,093,105, respectively, which were recorded as a debt discount with the credit to additional paid in capital. The discount associated with the 2014 HealthCor Warrants and the Fifth Amendment Notes is amortized to interest expense using the effective interest method.

We recorded an aggregate of $552,066 and $528,418 in interest expense for the three months ended March 31, 2015 and 2014, respectively, related to this discount. The carrying value of the debt with HealthCor at March 31, 2015 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2015, we entered into a Master Product and Services Agreement (the “Master Agreement”) with Community Health Systems (“CHS”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital that wants to participate. Upon signing of the Master Agreement, we commenced billing 750 units that had been previously installed, but not billable, for a total of 1,800 billable units. The 1,800 units were installed under a previous agreement with Health Management Associates (“HMA”), acquired by CHS in January 2014. We have also commenced the roll-out of the CareView System to additional CHS facilities. We estimate that total billable units will be in excess of 2,500 by the end of 2015 with the potential for an additional approximately 3,500 units in 2016. CHS has an estimated 31,000 licensed beds in its system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2014. The reported results will not necessarily reflect future results of operations or financial condition.

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

The CareView System secure video monitoring system connects the patient room to a touch-screen monitor at the nursing station, allowing nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and the recording capability allows for a video record of all in-room activity during the length of the patient’s hospital stay. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA’) compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

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

Events Occurring During First Quarter 2015

On February 17, 2015, we closed the transactions entered into on December 4, 2014, wherein we entered into a Fifth Amendment to a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional warrants to purchase an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions). (See NOTE 11 in the accompanying condensed consolidated financial statements for further details).

On February 19, 2015, the due date on outstanding debts related to a Master Investment Agreement with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”) entered into by Rockwell and the Company on November 16, 2009, were extended to June 30, 2016. (See NOTE 9 in the accompanying condensed consolidated financial statements for further details).

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

On March 31, 2015, we issued HealthCor a warrant to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This warrant has an exercise price of $0.53 per share and an expiration date of March 31, 2025. (See NOTE 11 in the accompanying condensed consolidated financial statements for further details).

During the three months ended March 31, 2015, we granted options to purchase 1,815,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees and members of our board of directors. We granted 650,000 Options to certain employees and members of our board of directors during the three months ended March 31, 2014. During those same three month periods, 6,272,312 and 46,667 Options, respectively, were canceled and no Options expired.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of April 30, 2015. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed Products and Services Agreement, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Number of Billed Hospitals(1)	Number of Installed Hospitals(1)	Number of Aggregated Deployed Units(1)	Number of Aggregated Installed Units(1)(2)	Number of Aggregated Billable Units(1)(2)	Number of Pilots/Pending Proposals	Number of Estimated Bed Count of Pilot/Pending Proposals	Number of Estimated Total Licensed Beds in the Pilot/Pending Proposals
81	100	8,982	8,324	6,552	26	7,900	11,200

(1)	In January 2014, Community Health Systems, Inc. ("CHS") acquired Hospital Management Associates, Inc. ("HMA"). Under the terms of an existing products and services agreement with HMA, at December 31, 2014, we had approximately 3,600 units deployed. Under a separate agreement with HMA, due to their budgetary concerns, only 1,050 of the 3,600 units were billable. The 2,550 unbillable units remained installed pending future disposition. During the period from January 1, 2015 to April 30, 2015, we de-installed 11 former HMA hospital (totaling 719 deployed units and 687 installed units). Of the 11 de-installed hospitals, 7 were billable hospital.
(2)	The variance between the Number of Aggregated Installed Units and Number of Aggregated Billable Units is largely due to units covered by unpaid pilot agreements and those units that are not being paid for under the agreement with HMA as described above. On April 1, 2015, we entered into a Master Product and Services Agreement (the “Master Agreement”) with CHS. Over the next 90 days management believes that the spread between installed and billable units will be significantly reduced resulting in meaningfully higher billable units. See Recent Events for further details.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three months ended March 31,
	2015	2014	Change
	(000’s)
Revenue	$1,001	$619	$382
Operating expenses	2,507	2,179	328
Operating loss	(1,506)	(1,560)	54
Other, net	(2,282)	(2,609)	327
Net loss	(3,788)	(4,169)	381
Net income (loss) attributable to noncontrolling interest	(16)	(16)	(-)
Net loss attributed to CareView	$(3,772)	$(4,153)	$381

Revenue

Revenue increased approximately $382,000 for the three months ended March 31, 2015 as compared to the same period in 2014. This increase is a direct result of hospitals with billable units improving from 70 on March 31, 2014 to 93 on March 31, 2015. Of the 93 hospitals with billable units on March 31, 2015, two hospital groups accounted for 54% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 5,411 (5,091 and 320, respectively) on March 31, 2015 as compared to 3,446 (3,297 and 149, respectively) on March 31, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2015	2014
Human resource costs, including non-cash compensation	48%	43%
Professional and consulting costs	2%	8%
Depreciation and amortization	17%	18%
Product deployment costs	7%	9%
Travel and entertainment expense	12%	8%
Other expenses, net	14%	14%

Operating expenses increased by 15% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$273
Decrease in professional and consulting costs	(121)
Increase in depreciation and amortization	17
Decrease in product deployment costs	(29)
Increase in travel and entertainment expense	117
Increase in all other expenses, net	71
$328

We had 56 employees at March 31, 2015 compared to 42 at March 31, 2014. This increase of approximately $273,000 is a direct result of the increase in personnel.

Professional and consulting fees decreased primarily as a result of reductions in legal expenses and the termination of certain consulting agreements.

The decrease in product deployment costs reflects the reversal of approximately $94,000 in previously accrued product removal costs recovered with the signing of the Community Health Services, Inc. Master Product and Service Agreement detailed in Recent Events below, partially offset by other product deployment costs related to the increase in hospitals under contract.

The increase in travel and entertainment expense is directly related to the addition of new hospital contracts and the resulting product deployment during the three months ended March 31, 2015.

Other operating expense increased by approximately $71,000 for the three months ended March 31, 2015 in comparison to the same period in 2014, primarily a result of the increases in general and administrative expenses totaling approximately $59,000 along with slight increase in sales and marketing expenses and research and development costs.

Other, net

Other non-operating income and expense decreased by $327,000 for the three months ended March 31, 2015 in comparison to the same period in 2014, primarily a result of the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $395,000, partially offset by an increase in interest expense related to the HealthCor funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $16,000 net loss attributed to noncontrolling interests, our first quarter 2015 net loss of $3,772,000 decreased $381,000, or 9%, as compared to the $4,153,000 net loss for the first quarter of 2014.

Liquidity and Capital Resources

Our cash position at March 31, 2015 was approximately $7,400,000.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (See NOTE 11 in the accompanying condensed consolidated financial statements for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. We are currently in discussions with several entities in an effort to secure a credit facility which will support our projected growth. We expect to close on a credit facility within the next 120 days; however, there are no assurances that we can close on a credit facility on terms acceptable to us or that such closing will occur.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2015.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 31, 2014 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2015.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management has opted for early adoption of ASU 2015-03 and there was no material effect on the consolidated financial statements upon adoption.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Recent Events

On April 1, 2015, we entered into a Master Product and Services Agreement (the “Master Agreement”) with Community Health Systems (“CHS”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital that wants to participate. Upon signing of the Master Agreement, we commenced billing 750 units that had been previously installed, but not billable, for a total of 1,800 billable units. The 1,800 units were installed under a previous agreement with Health Management Associates (“HMA”), acquired by CHS in January 2014. We have also commenced the roll-out of the CareView System to additional CHS facilities. We estimate that total billable units will be in excess of 2,500 by the end of 2015 with the potential for an additional approximately 3,500 units in 2016. CHS has an estimated 31,000 licensed beds in its system.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	5/14/15	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	5/14/15	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	5/14/15	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	5/14/15	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2015

CAREVIEW COMMUNICATIONS, INC.

	By:	/s/ Steven G. Johnson
Steven G. Johnson Chief Executive Officer
Principal Executive Officer

	By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

