Form 10-Q
period 2015-06-30
CareView Communications Inc
filed 2015-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2015 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current Assets:
Cash	$5,245,503	$2,546,262
Accounts receivable, net of allowance for doubtful accounts	889,731	680,143
Other current assets	350,216	276,910
Total current assets	6,485,450	3,503,315

Property and equipment, net	5,042,805	5,344,792
Other Assets:
Intangible assets, net	293,958	261,283
Other assets	3,188,107	832,930
Total other assets	3,482,065	1,094,213
Total assets	$15,010,320	$9,942,320

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$511,294	$244,782
Notes payable	441,594	441,594
Mandatorily redeemable equity in joint ventures	441,594	441,594
Accrued interest	225,226	191,596
Other current liabilities	1,121,259	791,284
Total current liabilities	2,740,967	2,110,850

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt issuance costs of $22,467,023 and $21,457,970, respectively	30,914,930	22,834,641
Fair value of warrant liability	314,818	301,864
Total long-term liabilities	31,229,748	23,136,505
Total liabilities	33,970,715	25,247,355

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	80,570,085	76,502,913
Accumulated deficit	(99,200,548)	(91,510,720)
Total CareView Communications Inc. stockholders' deficit	(18,491,082)	(14,868,426)
Noncontrolling interest	(469,313)	(436,609)
Total stockholders' deficit	(18,960,395)	(15,305,035)
Total liabilities and stockholders' deficit	$15,010,320	$9,942,320

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues, net	$1,266,391	$698,129	$2,266,945	$1,317,538

Operating expenses:
Network operations	1,304,973	811,178	2,135,067	1,412,400
General and administration	923,056	805,081	1,761,365	1,607,058
Sales and marketing	233,154	155,089	430,776	363,547
Research and development	306,445	232,168	531,641	400,829
Depreciation and amortization	442,248	407,376	858,152	806,708
Total operating expense	3,209,876	2,410,892	5,717,001	4,590,542

Operating loss	(1,943,485)	(1,712,763)	(3,450,056)	(3,273,004)

Other income and (expense)
Interest expense	(2,217,846)	(2,054,421)	(4,263,747)	(4,031,872)
Change in fair value of warrant liability	225,147	55,801	(12,954)	(577,341)
Interest income	1,342	963	2,485	1,962
Other income	615	549	1,740	1,843
Total other income (expense)	(1,990,742)	(1,997,108)	(4,272,476)	(4,605,408)

Loss before taxes	(3,934,227)	(3,709,871)	(7,722,532)	(7,878,412)

Provision for income taxes	—	—	—	—

Net loss	(3,934,227)	(3,709,871)	(7,722,532)	(7,878,412)

Net loss attributable to noncontrolling interest	(16,482)	(17,087)	(32,704)	(32,927)

Net loss attributable to CareView Communications, Inc.	$(3,917,745)	$(3,692,784)	$(7,689,828)	$(7,845,485)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	138,960,678	139,380,748	138,857,611

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2015 TO JUNE 30, 2015
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2015	139,380,748	$139,381	$76,502,913	$(91,510,720)	$(436,609)	$(15,305,035)

Stock options granted as compensation	—	—	410,033	—	—	410,033

Warrants issued in connection with the senior secured convertible notes	—	—	1,471,105	—	—	1,471,105

Warrants issued in connection with the credit facility	—	—	1,257,778	—	—	1,257,778

Beneficial conversion features for senior secured convertible notes	—	—	928,256	—	—	928,256

Net loss	—	—	—	(7,689,828)	(32,704)	(7,722,532)

Balance, June 30, 2015	139,380,748	$139,381	$80,570,085	$(99,200,548)	$(469,313)	$(18,960,395)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(7,722,532)	$(7,878,412)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	838,300	792,540
Provision for doubtful accounts	5,588	—
Amortization of debt discount	1,110,863	1,064,250
Amortization of installation costs	168,607	212,186
Amortization of intangible assets	19,852	14,168
Amortization of prepaid expense	15,915	—
Amortization of deferred debt issuance costs	2,431	284,692
Interest incurred and paid in kind	3,089,342	2,458,994
Stock based compensation related to options granted	410,033	341,677
Change in fair value of warrant liability	12,954	577,341
Loss on disposal of fixed assets	43,740	—
Changes in operating assets and liabilities:
Accounts receivable	(215,176)	(140,447)
Other current assets	(73,306)	(66,596)
Other assets	(747,283)	124,928
Accounts payable	266,512	(195,610)
Accrued expenses and other current liabilities	363,605	102,796
Other liabilities	—	(8,607)

Net cash flows used in operating activities	(2,410,555)	(2,316,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(580,053)	(308,465)
Payment for deferred installation costs	(159,069)	(242,566)
Patent and trademark costs	(52,527)	(9,458)
Software and website costs	—	(6,349)

Net cash flows used in investing activities	(791,649)	(566,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable, net	5,901,445	5,000,000
Repayment of notes and loans payable	—	(1,850)

Net cash flows provided by financing activities	5,901,445	4,998,150

Increase in cash	2,699,241	2,115,212
Cash, beginning of period	2,546,262	4,125,180
Cash, end of period	$5,245,503	$6,240,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$10,170	$70,261

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$928,256	$1,442,385

Warrants issued in connection with the credit facility	$1,257,778	$—

Warrants issued in connection with the senior secured convertible notes	$1,471,105	$1,146,732

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

Fair value of warrant liability	$(314,818)	$—	$—	$(314,818)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the six months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level3)

Balance at January 1, 2015	$(301,864)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(12,954)
Transfers in and/out of Level 3	—
Ending balance at June 30, 2015	$(314,818)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 110,516,873 and 91,270,341 at June 30, 2015 and 2014, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Our cash position at June 30, 2015 was approximately $5,246,000.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PLD Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones (see NOTE 12 for further details). No funds were available on the PDL Credit Agreement at June 30, 2015.

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

Warrant Activity during the Six Months Ended June 30, 2015

On June 26, 2015, in conjunction with the PLD Credit Agreement, we issued a warrant to purchase 4,444,445 shares of our Common Stock, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant has an exercise price of $0.45, a fair value of $1,257,778, and expires on June 26, 2025 (see NOTE 12 for further details).

On February 17, 2015, we entered into a Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant (see NOTE 11 for further details)

On March 31, 2015, we issued HealthCor a Warrant for up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This Warrant has an exercise price of $0.53 per share, expires on March 31, 2025 and has a fair value of $378,000 (see NOTE 11 for further details).

As of December 31, 2014, we recorded a warrant liability of $301,864 in our consolidated financial statements. At June 30, 2015, the Private Placement Warrants were re-valued with a fair value determination of $314,818, resulting in a difference of $12,954, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Six Months Ended June 30, 2015 (continued)

During the six months ended June 30, 2015, warrants to purchase an aggregate of 2,892,686 shares of our Common Stock expired.

Warrant Activity during the Six Months Ended June 30, 2014

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

During the six months ended June 30, 2015, we granted options to purchase 1,815,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees and members of our board of directors. We granted 1,300,000 Options to certain employees and members of our board of directors during the six months ended June 30, 2014. During those same six month periods, 77,837 and 15,000 Options, respectively, were canceled and 6,261,308 and 41,666 Options, respectively, expired.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	14,273,810	$0.58	6.3	$—
Granted	1,815,000	$0.53	9.7	$—
Expired	(6,261,308)
Canceled	(77,837)
Balance at June 30, 2015	9,749,665	$0.61	7.9	$—
Vested and Exercisable at June 30, 2015	3,940,489	$0.74	6.7	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.41-1.47%	1.59-1.83%
Volatility	71.30-71.86%	72.82-75.42%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2015 and 2014 ($410,034 and $341,677, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2015, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately 1,469,000, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid expenses	$350,087	$254,998
Other current assets	129	21,912
TOTAL OTHER CURRENT ASSETS	$350,216	$276,910

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Network equipment	$11,139,319	$10,753,542
Office equipment	176,126	160,890
Vehicles	164,501	132,797
Test equipment	115,540	87,059
Furniture	75,673	75,673
Warehouse equipment	8,440	6,867
Leasehold improvements	13,348	5,121
	11,692,947	11,221,949
Less: accumulated depreciation	(6,650,142)	(5,877,157)
TOTAL PROPERTY AND EQUIPMENT	$5,042,805	$5,344,792

Depreciation expense for the six months ended June 30, 2015 and 2014 was $838,300 and $792,540, respectively.

At June 30, 2015, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at June 30, 2015. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$323,669	$42,354	$281,315
Other intangible assets	51,464	38,821	12,643
TOTAL INTANGIBLE ASSETS	$375,133	$81,175	$293,958

	December 31, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$271,142	$26,157	$244,985
Other intangible assets	51,464	35,166	16,298
TOTAL INTANGIBLE ASSETS	$322,606	$61,323	$261,283

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	June 30, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$2,431	$1,255,347
Prepaid financing costs	1,133,480	15,915	1,117,565
Deferred installation costs	1,616,167	1,034,254	581,913
Prepaid license fee	249,999	62,841	187,158
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,303,548	$1,115,441	$3,188,107

	December 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,457,098	$865,647	$591,451
Prepaid license fee	249,999	54,644	195,355
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,753,221	$920,291	$832,930

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued issuance costs	$550,000	$—
Accrued taxes	201,270	145,183
Accrued paid time off	89,359	87,319
Accrued travel and entertainment	79,097	35,000
Accrued insurance	75,832	—
Allowance for system removal	61,121	277,000
Accrued professional services	30,400	204,675
Other accrued liabilities	34,180	42,107
TOTAL OTHER CURRENT LIABILITIES	$1,121,259	$791,284

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of the losses recorded during the six months ended June 30, 2015 and the additional losses expected for the remainder of 2015 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2015, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

As of June 30, 2015, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,108,000. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Project Warrant remained unchanged. The Project Warrant were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Assets
Cash	$372	$2,770
Receivables	4,731	2,365
Total current assets	5,103	5,135
Property, net	24,289	46,762
Total assets	$29,392	$51,897

Liabilities
Accounts payable	$127,962	$122,558
Accrued interest	225,226	191,596
Other current liabilities	25,101	24,889
Notes payable-LT	441,594	441,594
Mandatorily redeemable interest-LT	441,594	441,594
Total liabilities	$1,261,477	$1,222,231

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 is as follows:

	June 30,
	2015	2014

Revenue	$14,194	$14,259
Network operations expense	8,328	8,337
General and administrative expense (cost recovery)	1,485	1,473
Depreciation	24,464	25,264
Total operating costs	34,277	35,074
Operating loss	(20,083)	(20,815)
Other expense	(45,296)	(45,039)
Loss before taxes	(65,379)	(65,854)
Provision for taxes	—	—
Net loss	(65,379)	(65,854)
Net loss attributable to noncontrolling interest	(32,689)	(32,927)
Net loss attributable to CareView Communications, Inc.	$(32,689)	$(32,927)

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2015, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 26,808,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of June 30, 2015, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6,090,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2015, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 14,954,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The 2014 HealthCor Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2015, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,012,000 to HealthCor and 10,061,000to the New Investors.

On March 31, 2015, we entered into the Sixth Amendment to the HealthCor Purchase Agreement (the “Sixth Amendment”) pursuant to which, among other things, (i) the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance of $2,000,000 and (ii) the amendment provision was revised to permit the HealthCor Purchase Agreement to be amended by the Company and the holders of the majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock sold pursuant to the HealthCor Purchase Agreement. On March 31, 2015, we also issued a warrant to HealthCor to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the HealthCor Purchase Agreement (the “Sixth Amendment Warrant”). The Sixth Amendment Warrant has an exercise price per share of $0.53 (subject to adjustment as described therein) and an expiration date of March 31, 2025.

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the Credit Agreement entered into with PDL BioPharma, Inc., as administrative agent and lender (the “Lender”) (the “PDL Credit Agreement”); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and Lender (as detailed in NOTE 12); (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”)to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement (as detailed in NOTE 12) and to increase certain event of default acceleration and payment thresholds.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued and, subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and six months ended June 30, 2015, we recorded a BCF of $471,268 and $928,255, respectively, and during the three and six months ended June 30, 2014, we recorded a BCF of $416,689 and $817,384, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the 2014 HealthCor Notes and the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value. The value allocated to the 2014 HealthCor Warrants and the Fifth Amendment Notes were $1,146,732 and $1,093,105, respectively, which were recorded as a debt discount with the credit to additional paid in capital. The discount associated with the 2014 HealthCor Warrants and the Fifth Amendment Notes is amortized to interest expense using the effective interest method.

We recorded an aggregate of $558,797 and $1,110,863 in interest expense for the three and six months ended June 30, 2015, respectively, and $535,833 and $1,064,251 in interest expense for the three and six months ended June 30, 2014, respectively, related to this discount. The carrying value of the debt with HealthCor at June 30, 2015 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

In the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (“Tranche One”). In the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (“Tranche Two” and, together with Tranche One, the “Loans”). Outstanding borrowings under Tranche One bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under Tranche Two bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment under each of Tranche One and Tranche Two will commence on the ninth interest payment date. We may elect to pay a portion of the interest due in the form of additional loans during the first eight interest payment dates. Each tranche will mature on the fifth anniversary of the date borrowed. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC. (Continued)

The obligations under the PDL Credit Agreement are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor and the New Investors (as defined in NOTE 11) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor and the New Investors.

The PDL Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

Contemporaneously with the execution of the PDL Credit Agreement, we issued to the Lender a warrant to purchase 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant expires on June 26, 2025.

In addition, contemporaneously with the execution of the PDL Credit Agreement the Company and the Lender executed (i) a Registration Rights Agreement pursuant to which the Company agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant (the “PDL RRA”), (ii) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement.

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778 and has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Through June 30, 2015, $2,431 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $746,811 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. Through June 30, 2015, $1,464 has been amortized.

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

In addition to patient safety and security, we also provide a suite of services to increase patient satisfaction scores and enhance the overall image of the hospital including first-run on-demand movies, Internet access via the patient’s television, and video visits with family and friends from most places throughout the world. Through continued investment in patient care technology, our products and services help hospitals and assisted living facilities build a safe, high quality healthcare delivery system that best serves the patient, while striving for the highest level of satisfaction and comfort.

Events Occurring During Second Quarter 2015

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement, the Lender made available to us up to $40 million in two tranches of $20 million each. In the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (“Tranche One”). In the event that additional milestones relating to the placement of (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (“Tranche Two” and, together with Tranche One, the “Loans”). Outstanding borrowings under Tranche One bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under Tranche Two bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment under each of Tranche One and Tranche Two will commence on the ninth interest payment date. We may elect to pay a portion of the interest due in the form of additional Loans during the first eight interest payment dates. Each tranche will mature on the fifth anniversary of the date borrowed. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

The obligations under the PDL Credit Agreement are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries.

The PDL Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement contains customary negative covenants for transactions of this type and other negative covenants agreed to by the parties, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets.

The PDL Credit Agreement also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

We had no relationship with the Lender, material or otherwise, prior to entering into the PDL Credit Agreement.

Contemporaneously with the execution of the PDL Credit Agreement, we issued the Lender a warrant to purchase 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant expires on June 26, 2025.

In addition, contemporaneously with the execution of the PDL Credit Agreement on June 26, 2015:

•	The Company and the Lender executed a Registration Rights Agreement pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of common stock issuable upon exercise of the Warrant (the “PDL RRA”);

•	the Company, the Lender, CareView Communications, Inc., a Texas corporation and a subsidiary of the Company (“CareView TX”) and CareView Operations, LLC, a Texas limited liability company and a subsidiary of the Company (“CareView LLC”) executed a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) pursuant to which certain of our subsidiaries guaranteed the Company’s performance of its obligations under the PDL Credit Agreement and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing the Company’s performance of the same;

•	CareView TX executed (i) a Patent Security Agreement (the “Patent Security Agreement”) and (ii) a Trademark Security Agreement (the “Trademark Security Agreement”) pursuant to which CareView TX granted the Lender a security interest in CareView TX’s tangible and intangible assets securing the Company’s performance of its obligations under the PDL Credit Agreement;

•	the Company, the Lender, HealthCor Partners Fund, LP (“HealthCor Partners”), HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, the “HealthCor Funds”) and the Second Lien Claimholders (as defined therein) executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”) pursuant to which we granted first-priority liens on our and CareView TX’s pledged assets to the Lender and second-priority liens on such pledged assets to the HealthCor Funds and the Second Lien Claimholders (as defined therein);

•	the Company, the HealthCor Funds and the other investors named therein executed a Seventh Amendment to Note and Warrant Purchase Agreement dated April 21, 2011, as amended (the “Note and Warrant Purchase Agreement”), pursuant to which the Note and Warrant Purchase Agreement was amended to permit the Company to enter into and the perform its obligations under the PDL Credit Agreement (the “Seventh Amendment to NWPA”);

•	the Company and the HealthCor Funds executed an Amendment to Registration Rights Agreement dated April 21, 2011 (the “HC RRA”) pursuant to which the HC RRA was amended to make its priority of registration consistent with the PDL RRA (the “Amendment to HC RRA”); and

•	the Company entered into the following allonges with respect to its Senior Secured Convertible Notes issued pursuant to the Note and Warrant Purchase Agreement: Allonge No. 1 to the Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Partners, Allonge No. 1 to Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Hybrid, Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Partners, Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Hybrid, Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Partners, Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Hybrid, and Allonge No. 1 to Senior Secured Convertible Notes (issued February 17, 2015) by and among the Company, HealthCor Partners and certain investors named therein (collectively, the “Allonges”). The Allonges amended (i) the Senior Secured Convertible Notes (issued April 21, 2011) to extend, in the event that Tranche Two is funded, the maturity date for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022 and (ii) the Senior Secured Convertible Notes (issued January 31, 2012) to set the maturity date at January 30, 2022 and, in the event that Tranche Two is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022. The Allonges also made certain other amendments to each of the Senior Secured Convertible Notes issued under the Note and Warrant Purchase Agreement, including to subordinate the notes to the Loans and to increase certain event of default acceleration and payment thresholds.

The foregoing descriptions of the PDL Credit Agreement, the Warrant, the PDL RRA, the Guarantee and Collateral Agreement, the Patent Security Agreement, the Trademark Security Agreement, the Subordination and Intercreditor Agreement, the Seventh Amendment to NWPA and the Amendment to HC RRA are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to our Current Report on Form 8-K filed on June 30, 2015 and incorporated by reference herein. The foregoing description of the Allonges are qualified, in their entirety, by reference to each agreement, copies of which are attached as exhibits to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed units and billable units as of July 31, 2015. The table also shows the total number of staffed beds under contract, potential available beds at hospitals under contract and total number of units in negotiation currently in negotiations.

There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts (*)	Units in Negotiation Prior to Contract/ Pilot

102	8,535	7,273	118,291	46,279	17,576

______________

(*) This number represents management’s best estimate of the number of units available to us in hospitals that are currently under contract or pilot agreement. We assume that in any given acute care facility, our products and services are appropriate for deployment in approximately 70% of the total staffed beds. If we have specific information from a current contracted or pilot hospital that the number of potential units in that hospital is either higher or lower than 70%, specific number has been used in the aggregate estimate.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three months ended June 30,
	2015	2014	Change
	(000’s)
Revenue	$1,266	$698	$568
Operating expenses	3,210	2,411	799
Operating loss	(1,944)	(1,713)	(231)
Other, net	(1,991)	(1,997)	6
Net loss	(3,935)	(3,710)	(225)
Net income (loss) attributable to noncontrolling interest	(17)	(17)	—
Net loss attributed to CareView	$(3,918)	$(3,693)	$(225)

Revenue

Revenue increased approximately $568,000 for the three months ended June 30, 2015 as compared to the same period in 2014. This increase is a direct result in the number of hospitals with billable units improving from 81 on June 30, 2014 to 85 on June 30, 2015. Billable units (RCPs and Nurse Stations) increased by 1,486 units during the three months ended June 30, 2015 (5,411 at March 31, 2015 to 6,897 at June 30, 2015 as compared to 881 units during the three months ended June 30, 2014 (3,446 at March 31, 2014 to 4,327 at June 30, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2015	2014
Human resource costs, including non-cash compensation	44%	40%
Depreciation and amortization	14%	17%
Product deployment costs	14%	10%
Travel and entertainment expense	12%	13%
Other expenses, net	11%	12%
Professional and consulting costs	5%	8%

Operating expenses increased by 33% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$417
Increase in product deployment costs	190
Increase in all other expenses, net	103
Increase in travel and entertainment expense	94
Increase in depreciation and amortization	35
Decrease in professional and consulting costs	(40)
$799

We had 70 employees at June 30, 2015 compared to 43 at June 30, 2014. This increase of approximately $445,000 is a direct result of the increase in personnel.

The increase in product deployment costs of approximately $190,000 is directly related to the above mentioned increases in billable and installed units.

Other operating expense increased by approximately $103,000 for the three months ended June 30, 2015 in comparison to the same period in 2014, primarily a result of our increased participation at industry trade shows and conferences.

The increase of approximately 64,000 in travel and entertainment expense is directly related to the addition of new hospital contracts and the resulting product deployment during the three months ended June 30, 2015.

Professional and consulting fees decreased approximately $40,000 primarily as a result of the termination of certain consulting agreements and reduction in audit and accounting fees, offset by an increase in legal and other professional fees.

Other, net

Other non-operating income and expense decreased by approximately $6,000 for the three months ended June 30, 2015 in comparison to the same period in 2014, primarily a result of a favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $169,000, partially offset by an increase in interest expense related to our funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $17,000 net loss attributed to noncontrolling interests, our second quarter of 2015 net loss of approximately $3,918,000 increased $225,000, or 6%, as compared to the $3,693,000 net loss for the second quarter of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six months ended June 30,
	2015	2014	Change
	(000’s)
Revenue	$2,267	$1,318	$949
Operating expenses	5,717	4,591	1,126
Operating loss	(3,450)	(3,273)	(177)
Other, net	(4,273)	(4,605)	332
Net loss	(7,723)	(7,878)	(155)
Net income (loss) attributable to noncontrolling interest	(33)	(33)	—
Net loss attributed to CareView	$(7,690)	$(7,845)	$(155)

Revenue

Revenue increased approximately $949,000 for the six months ended June 30, 2015 as compared to the same period in 2014. As stated above, this increase is a direct result of hospitals with billable units improving from 81 on June 30, 2014 to 85 on June 30, 2015. Billable units (RCPs and Nurse Stations) increased by 2,021 units during the six months ended June 30, 2015 (4,876 at December 31, 2014 to 6,897 at June 31, 2015 as compared to 1,035 units during the six months ended June 30, 2014 (3,292 at December 31, 2013 to 4,327 at June 30, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2015	2014
Human resource costs, including non-cash compensation	46%	42%
Depreciation and amortization	15%	18%
Travel and entertainment expense	12%	11%
Other expenses, net	12%	11%
Product deployment costs	11%	10%
Professional and consulting costs	4%	8%

Operating expenses increased by 25% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$690
Increase in travel and entertainment expense	211
Increase in all other expenses, net	174
Increase in product deployment costs	161
Increase in depreciation and amortization	51
Decrease in professional and consulting costs	(161)
$1,126

As discussed in the three month ending June 30, 2015 presentation above, the changes in human resource costs, travel and entertainment expense, and production deployment costs are directly related to our increase in personnel and our increase in hospitals (billable units). Professional and consulting fees decreased approximately $161,000 primarily as a result of the termination of certain consulting agreements (approximately $99,000) and reduction in legal fees (approximately $53,000).

Other, net

Other non-operating income and expense decreased by $332,000 for the six months ended June 30, 2015 in comparison to the same period in 2014, primarily a result of the favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $564,000, partially offset by an increase in interest expense related to our funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $33,000 net loss attributed to noncontrolling interests, our net loss for the six months ended June 30, 2015 of $7,690,000 decreased $155,000, or 2%, as compared to the $7,845,000 net loss for the same period in 2014.

Liquidity and Capital Resources

Our cash position at June 30, 2015 was approximately $5,246,000.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into the PDL Credit Agreement pursuant to which the Lender will make available to us up to $40 million in two tranches of $20 million each with each tranche contingent upon us meeting certain milestones (see NOTE 12 in the accompanying condensed consolidated financial statements for further details). No funds were available on the PDL Credit Agreement at June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2015.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 31, 2015 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the six months ended June 30, 2015.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Recent Events

None.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation with the participation of our management, including Steve G. Johnson, our Chief Executive Officer (“CEO”) and principal executive officer, and L. Allen Wheeler, our principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Date of Document	Name of Document
10.01	06/26/15	Credit Agreement between the Company, CareView TX and the Lender(1)
10.02	06/26/15	Subordination and Intercreditor Agreement between the Company, the Lender, the HealthCor Funds and the Second Lien Claimholders(1)
10.03	06/26/15	Patent Security Agreement of CareView TX(1)
10.04	06/26/15	Trademark Security Agreement of CareView TX(1)
10.05	06/26/15	Guarantee and Collateral Agreement between the Company, CareView TX, CareView LLC and the Lender(1)
10.06	06/26/15	Registration Rights Agreement between the Company and the Lender(1)
10.07	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to the Lender(1)
10.08	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company, the HealthCor Funds and the Investors named therein(1)
10.09	06/26/15	Amendment to Registration Rights Agreement between the Company and the HealthCor Funds(1)
10.10	06/26/15	Allonge No. 1 to the Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Partners*
10.11	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Hybrid*
10.12	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Partners*
10.13	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Hybrid*
10.14	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Partners*
10.15	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Hybrid*
10.16	06/26/15	Allonge No. 1 to Senior Secured Convertible Notes (issued February 27, 2015) by and among the Company, HealthCor Partners and certain investors named therein*
31.1	8/14/15	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	8/14/15	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	8/14/15	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	8/14/15	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*	Filed herewith.

(1) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2015

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

