Form 10-Q
period 2015-09-30
CareView Communications Inc
filed 2015-11-16
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer's classes of Common Stock as of November 16, 2015 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current Assets:
Cash	$3,833,239	$2,546,262
Accounts receivable, net of allowance for doubtful accounts	975,599	680,143
Other current assets	311,204	276,910
Total current assets	5,120,042	3,503,315

Property and equipment, net	4,776,618	5,344,792
Other Assets:
Intangible assets, net	304,640	261,283
Other assets	3,130,303	832,930
Total other assets	3,434,943	1,094,213
Total assets	$13,331,603	$9,942,320

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$412,060	$244,782
Notes payable	441,594	441,594
Mandatorily redeemable equity in joint ventures	441,594	441,594
Accrued interest	246,189	191,596
Other current liabilities	1,010,192	791,284
Total current liabilities	2,551,629	2,110,850

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt issuance costs of $22,384,724 and $21,457,970, respectively	32,665,416	22,834,641
Fair value of warrant liability	267,584	301,864
Total long-term liabilities	32,933,000	23,136,505
Total liabilities	35,484,629	25,247,355

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	81,227,243	76,502,913
Accumulated deficit	(103,034,100)	(91,510,720)
Total CareView Communications Inc. stockholders' deficit	(21,667,476)	(14,868,426)
Noncontrolling interest	(485,550)	(436,609)
Total stockholders' deficit	(22,153,026)	(15,305,035)
Total liabilities and stockholders' deficit	$13,331,603	$9,942,320

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues, net	$1,387,810	$840,579	$3,654,755	$2,158,117

Operating expenses:
Network operations	1,215,417	777,138	3,350,484	2,189,538
General and administration	855,008	808,614	2,616,373	2,415,446
Sales and marketing	163,265	131,846	594,041	495,619
Research and development	283,927	291,002	815,568	691,831
Depreciation and amortization	437,378	420,107	1,295,530	1,226,815
Total operating expense	2,954,995	2,428,707	8,671,996	7,019,249

Operating loss	(1,567,185)	(1,588,128)	(5,017,241)	(4,861,132)

Other income and (expense)
Interest expense	(2,276,146)	(2,560,027)	(6,539,893)	(6,591,899)
Change in fair value of warrant liability	(21,326)	397,292	(34,280)	(180,049)
Interest income	885	693	3,370	2,655
Other income	13,983	479	15,723	2,322
Total other income (expense)	(2,282,604)	(2,161,563)	(6,555,080)	(6,766,971)

Loss before taxes	(3,849,789)	(3,749,691)	(11,572,321)	(11,628,103)

Provision for income taxes	—	—	—	—

Net loss	(3,849,789)	(3,749,691)	(11,572,321)	(11,628,103)

Net loss attributable to noncontrolling interest	(16,237)	(16,671)	(48,941)	(49,598)

Net loss attributable to CareView Communications, Inc.	$(3,833,552)	$(3,733,020)	$(11,523,380)	$(11,578,505)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,379,423	139,380,748	139,033,459

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2015 TO SEPTEMBER 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2015	139,380,748	$139,381	$76,502,913	$(91,510,720)	$(436,609)	$(15,305,035)

Stock options granted as compensation	—	—	581,196	—	—	581,196

Warrants issued in connection with the senior secured convertible notes	—	—	1,471,105	—	—	1,471,105

Warrants issued in connection with the credit facility	—	—	1,257,778	—	—	1,257,778

Beneficial conversion features for senior secured convertible notes	—	—	1,414,251	—	—	1,414,251

Net loss	—	—	—	(11,523,380)	(48,941)	(11,572,321)

Balance, September 30, 2015	139,380,748	$139,381	$81,227,243	$(103,034,100)	$(485,550)	$(22,153,026)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine Months ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,572,321)	$(11,628,103)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,266,820	1,204,828
Provision for doubtful accounts	—	—
Amortization of debt discount	1,679,157	2,289,671
Amortization of installation costs	255,808	197,934
Amortization of intangible assets	28,710	21,987
Amortization of prepaid expense	28,902	—
Amortization of deferred debt issuance costs	46,189	284,692
Interest incurred and paid in kind	4,757,529	3,760,522
Stock based compensation related to options granted	581,196	527,507
Change in fair value of warrant liability	(34,280)	180,049
Loss on disposal of fixed assets	43,740	(1,798)
Changes in operating assets and liabilities:
Accounts receivable	(295,456)	(221,699)
Other current assets	(34,294)	(26,328)
Other assets	(715,362)	166,526
Accounts payable	167,278	(344,648)
Accrued expenses and other current liabilities	273,501	135,579
Other liabilities	—	(8,607)

Net cash flows used in operating activities	(3,522,883)	(3,461,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(742,386)	(441,943)
Payment for deferred installation costs	(277,132)	(312,732)
Patent and trademark costs	(70,443)	(16,740)
Software and website costs	(1,624)	(6,349)

Net cash flows used in investing activities	(1,091,585)	(777,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable, net	5,901,445	5,000,000
Repayment of notes and loans payable	—	(1,852)
Repayment of revolving line of credit	—	(982,255)

Net cash flows provided by financing activities	5,901,445	4,015,893

Increase (decrease) in cash	1,286,977	(223,759)
Cash, beginning of period	2,546,262	4,125,180
Cash, end of period	$3,833,239	$3,901,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$11,470	$99,413

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,414,251	$1,872,095

Warrants issued in connection with the credit facility	$1,257,778	$—

Warrants issued in connection with the senior secured convertible notes	$1,471,105	$1,146,732

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(267,584)	$—	$—	$(267,584)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine months ended September 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2015	$(301,864)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	34,280
Transfers in and/out of Level 3	—
Ending balance at September 30, 2015	$(267,584)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 109,254,513 and 92,322,361 at September 30, 2015 and 2014, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Our cash position at September 30, 2015 was approximately $3,800,000.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. No funds were available on the PDL Credit Agreement at September 30, 2015; however, on October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees (see NOTES 12 and 13 for further details).

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

Warrant Activity during the Nine Months Ended September 30, 2015

On August 12, 2015, we issued a five-year Warrant to purchase 5,000 shares of our Common Stock (with a fair value of $855) at an exercise price of $0.33 per share to an individual.

On June 26, 2015, in conjunction with the PDL Credit Agreement, we issued a warrant to purchase 4,444,445 shares of our Common Stock, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant has an exercise price of $0.45, a fair value of $1,257,778, and expires on June 26, 2025 (see NOTE 12 for further details).

On March 31, 2015, we issued HealthCor a Warrant for up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This Warrant has an exercise price of $0.53 per share, expires on March 31, 2025 and has a fair value of $378,000 (see NOTE 11 for further details).

On February 17, 2015, we entered into a Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant (see NOTE 11 for further details)

As of December 31, 2014, we recorded a warrant liability of $301,864 in our consolidated financial statements. At September 30, 2015, the Private Placement Warrants were re-valued with a fair value determination of $267,584, resulting in a difference of $34,280, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Nine Months Ended September 30, 2015 (continued)

During the nine months ended September 30, 2015, warrants to purchase an aggregate of 5,892,686 shares of our Common Stock expired.

Warrant Activity during the Nine Months Ended September 30, 2014

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

During the nine months ended September 30, 2015, we granted options to purchase 1,820,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees and members of our board of directors. We granted 1,340,000 Options to certain employees and members of our board of directors during the nine months ended September 30, 2014. During those same nine month periods, 211,173 and 66,667 Options, respectively, were canceled and 6,272,973 and 41,666 Options, respectively, expired.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	14,273,810	$0.58	6.3	$—
Granted	1,820,000	$0.53	9.4	$—
Expired	(6,272,973)
Canceled	(211,173)
Balance at September 30, 2015	9,609,664	$0.61	7.7	$—
Vested and Exercisable at September 30, 2015	3,940,489	$0.74	6.4	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.41-1.58%	1.59-1.83%
Volatility	61.61-71.86%	72.82-75.42%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2015 and 2014 ($581,196 and $527,507, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2015, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,185,000, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid expenses	$270,285	$254,998
Other current assets	40,919	21,912
TOTAL OTHER CURRENT ASSETS	$311,204	$276,910

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Network equipment	$11,280,357	$10,753,542
Office equipment	196,316	160,890
Vehicles	169,118	132,797
Test equipment	115,712	87,059
Furniture	80,923	75,673
Warehouse equipment	8,440	6,867
Leasehold improvements	5,121	5,121
	11,855,987	11,221,949
Less: accumulated depreciation	(7,079,369)	(5,877,157)
TOTAL PROPERTY AND EQUIPMENT	$4,776,618	$5,344,792

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,266,820 and $1,204,828, respectively.

At September 30, 2015, some portion of our network equipment is in excess of current requirements based on the recent level of installations. We have developed a program to deploy assets over the near term and believe no impairment exists at September 30, 2015. No estimate can be made of a range of amounts of loss that are reasonably possible should we not be successful.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$341,585	$49,673	$291,912
Other intangible assets	53,088	40,360	12,728
TOTAL INTANGIBLE ASSETS	$394,673	$90,033	$304,640

	December 31, 2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$271,142	$26,157	$244,985
Other intangible assets	51,464	35,166	16,298
TOTAL INTANGIBLE ASSETS	$322,606	$61,323	$261,283

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	September 30, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$46,189	$1,211,589
Deferred closing costs	746,811	27,822	718,989
Deferred installation costs	1,734,229	1,121,455	612,774
Prepaid financing costs	386,668	28,901	357,767
Prepaid license fee	249,999	66,939	183,060
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,421,609	$1,291,306	$3,130,303

	December 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,457,098	$865,647	$591,451
Prepaid license fee	249,999	54,644	195,355
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,753,221	$920,291	$832,930

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued debt issuance costs	$542,460	$—
Accrued taxes	234,943	145,183
Accrued paid time off	118,285	87,319
Allowance for system removal	46,471	277,000
Accrued professional services	42,901	204,675
Accrued insurance	14,368	—
Other accrued liabilities	10,764	42,107
Accrued travel and entertainment	—	35,000
TOTAL OTHER CURRENT LIABILITIES	$1,010,192	$791,284

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of the losses recorded during the nine months ended September 30, 2015 and the additional losses expected for the remainder of 2015 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2015, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

As of September 30, 2015, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,129,000. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. All other provisions of the Project Warrant remained unchanged. The Project Warrant were amended and revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Assets
Cash	$3,810	$2,770
Receivables	4,731	2,365
Total current assets	8,541	5,135
Property, net	11,990	46,762
Total assets	$20,531	$51,897

Liabilities
Accounts payable	$129,767	$122,558
Accrued interest	246,190	191,596
Other current liabilities	25,946	24,889
Notes payable-LT	441,594	441,594
Mandatorily redeemable interest-LT	441,594	441,594
Total liabilities	$1,285,091	$1,222,231

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is as follows:

	September 30,
	2015	2014

Revenue	$21,291	$21,356
Network operations expense	12,492	12,501
General and administrative expense	2,331	2,757
Depreciation	36,791	37,992
Total operating costs	51,614	53,250
Operating loss	(30,323)	(31,894)
Other expense	(67,559)	(67,302)
Loss before taxes	(97,882)	(99,196)
Provision for taxes	—	—
Net loss	(97,882)	(99,196)
Net loss attributable to noncontrolling interest	(48,941)	(49,598)
Net loss attributable to CareView Communications, Inc.	$(48,941)	$(49,598)

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of September 30, 2015, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 27,645,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of September 30, 2015, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6,281,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2015, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 15,421,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The 2014 HealthCor Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of September 30, 2015, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,075,000 to HealthCor and 10,375 to the New Investors.

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

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the Credit Agreement entered into with PDL BioPharma, Inc., as administrative agent and lender (the “Lender”) (the “PDL Credit Agreement”); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and Lender (as detailed in NOTE 12); (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement (as detailed in NOTE 12) and to increase certain event of default acceleration and payment thresholds.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued and, subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and nine months ended September 30, 2015, we recorded a BCF of $485,996 and $1,414,251 respectively, and during the three and nine months ended September 30, 2014, we recorded a BCF of $429,711 and $1,247,095, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the 2014 HealthCor Notes and the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value. The value allocated to the 2014 HealthCor Warrants and the Fifth Amendment Notes were $1,146,732 and $1,093,105, respectively, which were recorded as a debt discount with the credit to additional paid in capital. The discount associated with the 2014 HealthCor Warrants and the Fifth Amendment Notes is amortized to interest expense using the effective interest method.

We recorded an aggregate of $568,295 and $1,679,158 in interest expense for the three and nine months ended September 30, 2015, respectively, and $742,450 and $2,289,673 in interest expense for the three and nine months ended September 30, 2014, respectively, related to this discount. The carrying value of the debt with HealthCor at September 30, 2015 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. For additional information, see NOTE 13.

In the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”). In the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment under the Loans will commence on the ninth interest payment date. We may elect to pay a portion of the interest due in the form of additional loans during the first eight interest payment dates. Each tranche will mature on the fifth anniversary of the date borrowed. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

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

Contemporaneously with the execution of the PDL Credit Agreement, we issued to the Lender a warrant to purchase 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant expires on June 26, 2025. For additional information, see NOTE 13.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778 and has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Through September 30, 2015, $46,189 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $746,811 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. Through September 30, 2015, $27,822 has been amortized.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Amendment to the PDL Credit Agreement

On October 7, 2015, the Company entered into a First Amendment (the “First Amendment”) to the PDL Credit Agreement. The First Amendment modifies the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we (i) borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the Credit Agreement, as amended, and (ii) amended and restated the warrant to purchase 4,444,445 shares of our common stock, which we issued to the Lender on June 26, 2015, to reduce the exercise price per share from $0.45 to $0.40 (such amended and restated warrant, the “Amended Warrant”).

The First Amendment also included a revision to the Tranche Two Milestone, which changed from a minimum of 27,750 billable units (defined as one unit for each room control platform and two units for each nurse station monitor) to 31,500 Bed Equivalent Units (defined as a billable unit plus 14 units for each head-end server operating as the communication center and fractional units for mobile assets as applicable).

Extension of Rockwell Project Warrant

The expiration date of the Project Warrant was also extended from November 16, 2015 to November 16, 2017. All other provisions of the Project Warrant remained unchanged.

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

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed units and billable units as of October 31, 2015. The table also shows the total number of staffed beds under contract, potential available beds at hospitals under contract and total number of units in negotiation currently in negotiations.

There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts (*)	Units in Negotiation Prior to Contract/ Pilot
108	9,235	7,600	123,983	87,137	51,695

_______________

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three months ended September 30,
	2015	2014	Change
	(000’s)
Revenue	$1,388	$840	$548
Operating expenses	2,955	2,428	527
Operating loss	(1,567)	(1,588)	21
Other, net	(2,282)	(2,162)	(120)
Net loss	(3,849)	(3,750)	(99)
Net loss attributable to noncontrolling interest	(16)	(16)	—
Net loss attributed to CareView	$(3,833)	$(3,734)	$(99)

Revenue

Revenue increased approximately $548,000 for the three months ended September 30, 2015 as compared to the same period in 2014. This increase is a direct result in the number of hospitals with billable units improving from 87 on September 30, 2014 to 93 on September 30, 2015. Billable units (RCPs and Nurse Stations) increased by 673 units during the three months ended September 30, 2015 (6,897 at June 30, 2015 to 7,570 at September 30, 2015 as compared to 424 units during the three months ended September 30, 2014 (4,327 at June 30, 2014 to 4,751 at September 30, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2015	2014
Human resource costs, including non-cash compensation	47%	42%
Depreciation and amortization	15%	17%
Travel and entertainment expense	11%	12%
Other expenses, net	11%	12%
Product deployment costs	10%	9%
Professional and consulting costs	6%	8%

Operating expenses increased by 22% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$361
Increase in product deployment costs	116
Increase in travel and entertainment expense	42
Increase in depreciation and amortization	17
Increase in professional and consulting costs	17
Decrease in all other expenses, net	(26)
$527

We had 72 employees at September 30, 2015 compared to 49 at September 30, 2014. This increase of approximately $361,000 is a direct result of the increase in personnel.

The increase in product deployment costs of approximately $116,000 is directly related to the above mentioned increases in billable and installed units.

The increase of approximately $42,000 in travel and entertainment expense is directly related to the addition of new hospital contracts and the resulting product deployment during the three months ended September 30, 2015.

Depreciation and amortization expense and professional and consulting fees increased slightly while other expenses decrease for the three months ended September 30, 2015 in comparison to the same period in 2014.

Other, net

Other non-operating income and expense increased by approximately $120,000 for the three months ended September 30, 2015 in comparison to the same period in 2014, primarily a result of a favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $350,000, partially offset by an increase in interest expense related to our funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $16,000 net loss attributed to noncontrolling interests, our third quarter of 2015 net loss of approximately $3,833,000 increased $99,000, or 3%, as compared to the net loss of approximately $3,734,000 for the third quarter of 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine months ended September 30,
	2015	2014	Change
	(000’s)
Revenue	$3,655	$2,158	$1,497
Operating expenses	8,672	7,019	1,653
Operating loss	(5,017)	(4,861)	(156)
Other, net	(6,555)	(6,767)	212
Net loss	(11,572)	(11,628)	(56)
Net income attributable to noncontrolling interest	(49)	(49)	—
Net loss attributed to CareView	$(11,523)	$(11,579)	$(56)

Revenue

Revenue increased approximately $1,497,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. As stated above, this increase is a direct result in the number of hospitals with billable units improving from 87 on September 30, 2014 to 93 on September 30, 2015. Billable units (RCPs and Nurse Stations) increased by 2,425 units during the nine months ended September 30, 2015 (5,145 at December 31, 2014 to 7,570 at September 30, 2015 as compared to 1,459 units during the nine months ended September 30, 2014 (3,292 at December 31, 2013 to 4,751 at September 30, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2015	2014
Human resource costs, including non-cash compensation	46%	42%
Depreciation and amortization	15%	17%
Travel and entertainment expense	12%	11%
Other expenses, net	12%	13%
Product deployment costs	10%	9%
Professional and consulting costs	5%	8%

Operating expenses increased by 24% as a result of the following items:

(000’s)
Increase in human resource costs, including non-cash compensation	$1,051
Increase in product deployment costs	277
Increase in all other expenses, net	147
Increase in travel and entertainment expense	253
Increase in depreciation and amortization	69
Decrease in professional and consulting costs	(144)
$1,653

As discussed in the nine months ending September 30, 2015 presentation above, the changes in human resource costs, travel and entertainment expense, and production deployment costs are directly related to our increase in personnel and our increase in hospitals (billable units). Professional and consulting fees decreased approximately $14,000 primarily as a result of the termination of certain consulting agreements (approximately $85,000) and reduction in legal fees (approximately $44,000).

Other, net

Other non-operating income and expense decreased by $212,000 for the nine months ended September 30, 2015 in comparison to the same period in 2014, primarily a result of the favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $214,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $49,000 net loss attributed to noncontrolling interests, our net loss for the nine months ended September 30, 2015 of approximately $11,523,000 decreased $56,000, or 0.5%, as compared to the $11,579,000 net loss for the same period in 2014.

Liquidity and Capital Resources

Our cash position at September 30, 2015 was approximately$3,800,000.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 11 on the accompanying condensed consolidated financial statements for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. No funds were available on the PDL Credit Agreement at September 30, 2015; however, on October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees (see NOTES 12 and 13 on the accompanying condensed consolidated financial statements for further details).

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2015.

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

Recent Events

Amendment to the PDL Credit Agreement

On October 7, 2015, the Company entered into a First Amendment (the “First Amendment”) to the PDL Credit Agreement. The First Amendment modifies the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we (i) borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the Credit Agreement, as amended, and (ii) amended and restated the warrant to purchase 4,444,445 shares of our common stock, which we issued to the Lender on June 26, 2015, to reduce the exercise price per share from $0.45 to $0.40 (such amended and restated warrant, the “Amended Warrant”).

The First Amendment also included a revision to the Tranche Two Milestone, which changed from a minimum of 27,750 billable units (defined as one unit for each room control platform and two units for each nurse station monitor) to 31,500 Bed Equivalent Units (defined as a billable unit plus 14 units for each head-end server operating as the communication center and fractional units for mobile assets as applicable).

Extension of Rockwell Project Warrant

The expiration date of the Project Warrant was also extended from November 16, 2015 to November 16, 2017. All other provisions of the Project Warrant remained unchanged.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
10.01	06/26/15	Credit Agreement between the Company, CareView TX and the Lender(1)
10.02	06/26/15	Subordination and Intercreditor Agreement between the Company, the Lender, the HealthCor Funds and the Second Lien Claimholders(1)
10.03	06/26/15	Patent Security Agreement of CareView TX(1)
10.04	06/26/15	Trademark Security Agreement of CareView TX(1)
10.05	06/26/15	Guarantee and Collateral Agreement between the Company, CareView TX, CareView LLC and the Lender(1)
10.06	06/26/15	Registration Rights Agreement between the Company and the Lender(1)
10.07	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to the Lender(1)
10.08	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company, the HealthCor Funds and the Investors named therein(1)
10.09	06/26/15	Amendment to Registration Rights Agreement between the Company and the HealthCor Funds(1)
10.10	06/26/15	Allonge No. 1 to the Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Partners*
10.11	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued April 21, 2011) by and between the Company and HealthCor Hybrid*
10.12	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Partners*
10.13	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 31, 2012) by and between the Company and HealthCor Hybrid*
10.14	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Partners*
10.15	06/26/15	Allonge No. 1 to Senior Secured Convertible Note (issued January 16, 2014) by and between the Company and HealthCor Hybrid*
10.16	06/26/15	Allonge No. 1 to Senior Secured Convertible Notes (issued February 27, 2015) by and among the Company, HealthCor Partners and certain investors named therein*
31.1	11/16/15	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/16/15	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/16/15	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/16/15	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

*	Filed herewith.
(1)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 16, 2015

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

