Form 10-K
period 2015-12-31
CareView Communications Inc
filed 2016-03-30
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (90,112,618 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $32,440,542. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 30, 2016 was 139,380,748.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

1

Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy, product development, and other plans and objectives for future operations, and assumptions and predictions about future product demand, research and development, marketing, expenses and revenue are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “plan,” “may,” “will,” “continue,” “forecast,” “predict,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

Our Products and Services

We offer a variety of products and services designed to meet individual hospital needs to enhance quality patient care and safety. Our services are offered with no capital expenditure by the hospital and do not require extensive integration with the facility’s management information system. For healthcare facilities looking for an effective, affordable and innovative way to improve performance throughout the facility, our products are the answer. CareView-driven facilities have shown documented success in reducing patient falls and sitter costs, improving overall patient satisfaction, streamlining and documenting patient education at the bedside, and improving patient flow and overcrowding. These successes protect the facilities’ reimbursement from loss due to never events and poor patient satisfaction.

The CareView System offers the following service packages:

PRIMARY PACKAGE

1.	NurseView®. The NurseView module allows authorized users to view monitored rooms from the nurse’s station. All privacy and access options are determined and configured by the hospital.

2.	PhysicianView®. The PhysicianView module enables the admitting physicians and non-physician staff members to view their patients from any personal computer. All privacy and access options are determined by the hospital.

3.	Virtual Bed Rails®. The Virtual Bed Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.

4.	Virtual Chair Rails®. The Virtual Chair Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.

5.	Fall Management Program™. The Fall Management Program allows the hospital to separately file, identify and research the activity of patients for whom the Virtual Bed Rails or Virtual Chair Rails fall prevention modules were engaged.

6.	Rounding. We offer a timed rounding module to help nursing staff monitor patients.

7.	SecureView®. The SecureView module monitors and records bedside activity in the patient’s room. All privacy and access options are determined and configured by the hospital.

ADDITIONAL CAREVIEW PRODUCTS

1.	Sitter Management Program. The CareView Sitter Management Program allows authorized users to monitor an unlimited number of patient rooms from one nursing station or mobile device.

2.	BedView®. The BedView module allows authorized users to monitor the status and availability of facility beds remotely.

3.	Patient Education. We provide a delivery mechanism for patient education materials.

4.	FacilityView®. The FacilityView module monitors and records activity in any area that the hospital would desire security cameras to be placed. All privacy and access options are determined and configured by the hospital.

5.	Nurse Alerts and Reminders. The CareView System monitoring system can be configured to provide nursing alerts and reminders.

6.	Ulcer Management. The CareView System can be configured to ensure that patients who are at risk for developing pressure ulcers are turned from position to position.

7.	CareView Connect™. This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices. CareView Connect™ can be used to deliver voice communication between mobile devices, patient rooms, and the hospital’s phone infrastructure.

8.	NICUView®. The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.

9.	The CareView Broadcast System. We provide the hospitals with the capability to broadcast to each room a variety of educational, informational and service communications to patients and guests alike. We do not provide educational content. The hospitals are allowed to access the system for:

a.	Welcome message – a pre-recorded message welcoming the patient to the facility.

b.	Pre-procedure Education – to inform and educate the patient regarding a procedure to be performed (i.e. angioplasty, hip replacement, spine surgery, etc.).

c.	Patient Condition Education – to inform and educate the patient regarding a condition they have and suggested lifestyle improvements to live with those conditions (i.e. high blood pressure, diabetes, etc.).

d.	SerenityView - to select scenes and sounds to create a relaxing atmosphere for patients during their stay.

GUEST SERVICES PACKAGE

1.	PatientView®. The PatientView module enables patients to allow family members and friends to monitor and videoconference with them in their private rooms. All privacy and access options are determined and configured by the hospital.

2.	NetView®. The NetView module allows the patient access to the internet using the wireless keyboard and the television in the room or personal laptop computers.

3.	MovieView®. The MovieView module provides the connectivity to allow the patient, family and/or friends access to a wide selection of movies for their viewing pleasure while they are in their hospital room. We do not provide the movies or other content.

4.	BabyView®. The BabyView module allows mothers to view their newborn child from their hospital bed in the nursery or NICU.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. The Guest Services Package is generally offered to the patient as a complimentary service of the hospital; however, hospitals have the option to charge their patients for these services. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. All revenue generated by us during the years ended December 31, 2015 and 2014 was derived from the sale of the Primary Package, Additional CareView Products, Guest Services Package and related services to hospitals.

Products in Development

1.	Alternative Sensors. We are in the research and development stages of using alternative sensors, such as thermal cameras, to improve automated monitoring of patient safety as well as other services. We expect the alternative sensors to be deliverable in fourth quarter of 2016.

2.	Improved Asset Management and Tracking Module. We are in the research and development stages of overhauling the improved Asset Management and Tracking Module, based on new technology that provides improved precision, better performance, and is more accessible. We expect the improved Asset Management and Tracking Module to be deliverable in third quarter of 2016.

3.	Improved Detection Algorithms. We are continuing to develop and hone new techniques and algorithms geared towards improving system functionality in the Virtual Bed Rails product. Advances include techniques based on machine learning and statistical probability.

4.	Pressure Ulcer Monitor and Alarm Module. We are in the research and development stages of the Pressure Ulcer Monitor and Alarm module. This module will monitor the patient and identify if the patient is at risk for pressure ulcers through automated computer vision algorithms and techniques. We expect the Pressure Ulcer Monitor and Alarm module to be deliverable in the third quarter of 2016.

5.	Business Intelligence Module. We are in the development stages of a Business Intelligence module. This module will collect and analyze data trends geared towards understanding improved patient safety, staff performance, and industry trends. We expect the Business Intelligence module to be available on or before September 30, 2016.

Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to the healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the hospital to pay us a monthly subscription fee based on the number of selected, installed and activated services. None of the services provided through the Primary Package or GuestView are paid or reimbursed by any third party provider including insurance companies, Medicare or Medicaid. We also enter into corporate-wide agreements with health systems (the “Master Agreement(s)”), wherein the hospitals that are a part of a health system enter into individual facility level agreements that are substantially similar to our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially similar to P&S Agreements, are generally three or six-month in length and can be extended on a month to month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it, although we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System suite to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System suite in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station and mobile devices (each component referred to as a “unit”). The term “bed” refers to each hospital bed as part of the overall potential volume that a hospital represents. For example, if a hospital has 200 beds, the aggregate of those beds is the overall potential volume of that hospital. The term “bed” is often used interchangeably with “RCP” or “Room Control Platform” as this component of the system consistently resides within each hospital room where the “bed” is located. On average, there are six Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

Community Health Systems, Inc.

In January 2014, Community Health Systems, Inc. (“CHS”) acquired Hospital Management Associates, Inc. (“HMA”). Post-acquisition, CHS assumed our Master Agreement with HMA. Although that agreement expired on December 31, 2014, we continued to bill CHS on a month to month basis. On April 1, 2015, we closed a Master Agreement with CHS. Under the terms of the Master Agreement we have approximately 1,800 billable units. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meeting with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. Currently we have approximately 1,300 billable units and anticipate adding approximately 1,000 units on or before June 30, 2016. Thereafter, we anticipate a continued roll-out with the potential for an approximate 6,500 additional beds out of their estimated 18,000 staffed beds.

Kaiser Permanente

We currently have approximately 400 billable units in seven Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with Kaiser Orange County for approximately 225 beds installed in the Anaheim and Irvine hospitals.

In 2015 we executed P&S Pilot Agreements with Kaiser’s Northern California division for installation of the CareView System in San Francisco Medical Center, Santa Clara Medical Center and South Sacramento Medical Center. We are awaiting instructions before installation can be completed, however we expect to have all three facilities installed and billable on or before September 30, 2016. We are also in the process of finalizing negotiations for installation of the CareView System in Kaiser’s facility in San Jose, California. We anticipate that the timing of the San Jose installation will coincide with the other facility in the Northern California Region.

In early 2016 we commenced discussions with Kaiser Northwest Region for deployment of the CareView System in Kaiser Hospital in Oregon. We are currently in the process of finalizing negotiations with the Northwest Region for installation of the CareView System in two other facilities, the Westside Medical Center and the Sunnyside Medical Center, for an anticipated total of 159 units. We anticipate having finalized P&S Pilot Agreements on or before June 30, 2016. After a successful pilot, in February 2016 we executed a P&S Agreement with Kaiser’s Los Angeles Medical Center for a total of 136 units. We are also in pilot discussions with the Kaiser facilities in the San Diego area for installation in San Diego Medical Center/Kaiser Foundation Hospital and future installation in the currently under construction Medical Center in Central San Diego.

While we are continuing our sales efforts at the hospital and regional level, there are still discussions regarding a possible Master Agreement. Notwithstanding those discussions we will continue to sell into other Kaiser Regions and look to convert our P&S Pilot Agreements into P&S Agreements that can be replaced by a Master Agreement if and when one is finalized.

Parkland

In June 2015 we signed a P&S Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System (“Parkland”) to install 408 units.

Hospital Corporation of America

In February 2015, we executed a P&S Pilot Agreement for 280 beds with Hospital Corporation of America (“HCA”) to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. HCA intends to use all CareView products including NurseView, Virtual Bed Rails, BedView, Patient Services, CareView Connect mobile product and have expressed interest in our Asset Management and Tracking product.

In October 2015, we signed a P&S Pilot Agreement for 40 beds with Blake Medical Center, a hospital in HCA’s West Florida Division. The pilot will run from December 2015 through March 2016. We expect to execute two additional P&S Pilot Agreement with hospitals in HCA’s West Florida Division, Medical Center of Trinity and Northside Medical Center for approximately 50 beds each during the quarter ended June 30, 2016. Initial feedback is positive and we expect that the CareView System will be further rolled out to the other 14 hospitals in the West Florida Division. The West Florida Division has approximately 3,600 staffed beds.

Banner Health

In June 2015 we entered into a P&S Pilot Agreement with Banner Desert Medical Center for 73 beds which became billable in November 2015. At the request of Banner, we executed an amendment to that agreement to extend the pilot term to one year. The preliminary results have been good and we anticipate rolling out to the rest of the Banner Health System following the successful conclusion of this pilot. Banner Health has approximately 4,400 staffed bed in 24 facilities.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of February 29, 2016. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed P&S Agreement, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
107	9,211	8,136	121,956	84,668	49,972

(*) This number represents management’s best estimate of the number of units available to us in hospitals that are currently under Master, P&S or Pilot P&S Agreements. We assume that in any given acute care facility, our products and services are appropriate for deployment in approximately 70% of the total staffed beds. If we have specific information from a current contracted or pilot hospital that the number of potential units in that hospital is either higher or lower than 70%, specific number has been used in the aggregate estimate.

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

Sales, Marketing and Customer Service

We do not consider our business to be seasonal, however the availability of hospital staff is typically less available in December which impacts our ability to sale/install our CareView System. We generate sales leads through a variety of means including direct one-to-one marketing, email and web campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. Our sales team consists of highly trained professionals with many years of experience in the healthcare market.

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

In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. In October 2015, the expiration date of the Project Warrant was further extended from November 16, 2015 to November 16, 2017. In both cases, all other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. The Project Warrant were also revalued in October 2015 resulting in a $102,457 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

Major Customers

We derive all of our revenues from hospitals. For the year ended December 31, 2015 96 hospitals accounted for all of our revenue. During 2015, IASIS Healthcare Corporation (“IASIS”), CHS and Tenet, accounted for 30%, 20% and 15% of our net revenues, respectively. For the year ended December 31, 2014, 91 hospitals accounted for the all of our net revenue. During that period, IASIS, CHS and Tenet accounted for 49%, 21% and 12% of our net revenues, respectively.

Backlog

Our estimated backlog is driven by signed Master and P&S Agreements. Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non-cancellable period, as of December 31, 2015 is approximately $8,700,000, of which approximately $5,400,000 is expected to be billed during 2016. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2016 is approximately $3,300,000.

Research and Development Activities

The cost of our research and development activities for the years ended December 31, 2015 and 2014 totaled approximately $1,086,000 and $843,000, respectively. None of the cost of such activities was borne directly by our customers. To date, we have not performed any customer-sponsored research and development activities relating to any new products or services.

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

Employees

As of March 1, 2016, we employed 71 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

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

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. The current base lease rate through June 30, 2016 is $14,188 monthly. The average base lease rate for the Lease Extension is $15,465. We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provide by OTC Market Group, Inc. (“OTCQB”) under the symbol “CRVW.” The following table shows the high and low sales prices of our Common Stock for each full quarterly period within the two most recent fiscal years. The below market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2015
Fourth Quarter	$0.35	$0.24
Third Quarter	$0.40	$0.31
Second Quarter	$0.46	$0.34
First Quarter	$0.53	$0.33

Fiscal Year 2014
Fourth Quarter	$0.49	$0.30
Third Quarter	$0.72	$0.42
Second Quarter	$0.78	$0.55
First Quarter	$0.79	$0.40

Holders

Records of our stock transfer agent indicate that as of March 18, 2016, we had approximately 100 registered shareholders of record. We estimate that there are approximately 1,075 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 139,380,748 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plan approved by security holders: 2007 Plan	318,684	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	6,774,927	$0.62	—
Equity compensation plan approved by security holders: 2015 Plan	2,257,056	$0.46	2,662,944
Total	9,350,667	$0.58	2,662,944

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2015, options to purchase an aggregate of 521,172 shares of our Common Stock were cancelled due to resignation and termination of employees. In addition, during the same time period, options to purchase an aggregate of 6,795,471 shares of our Common Stock expired.

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

Liquidity and Capital Resources

Our cash position at December 31, 2015 was approximately $17,697,000.  We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 11 in the accompanying consolidated financial statements for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 13 in the accompanying consolidated financial statements for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of December 31, 2015.

As of December 31, 2015, our working capital was approximately $17,370,000, our accumulated deficit was approximately $107,796,000, and our stockholders’ deficit was approximately $25,724,000. Operating loss was approximately $6,861,000 and $6,779,000 for the years ended December 31, 2015 and 2014, respectively. Our net loss attributable to CareView was approximately $16,285,000 and approximately $14,452,000 for the years ended December 31, 2015 and 2014, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2015 and 2014.

	2015	2014
	(000’s)
Net cash flows used in operating activities	$(5,341)	$(4,541)
Net cash flows used in investing activities	(4,613)	(1,014)
Net cash provided by financing activities	25,087	3,976

Increase (decrease) in cash	15,133	(1,579)
Cash at beginning of period	2,546	4,125

Cash at end of period	$17,679	$2,546

The increase in cash flows used in operating activities of approximately $800,000 is primarily a result of an increase in revenue of approximately $2,078,000 partially offset by an increase in operating expenses. The increase in cash flows used in investing activities of approximately $3,600,000 is primarily a result of the addition of $3,250,000 of restricted cash as stipulated in our credit agreement with PDL BioPharma, Inc. This amount is partially offset by the purchases and installation of CareView Systems and costs associated with patents and trademarks. The increase in cash provided by financing activities of approximately $21,111,000 primarily reflects the 2015 $20,000,000 loan from PDL BioPharma, Inc. (regarding PDL BioPharma, Inc. see NOTE 13 in the accompanying consolidated financial statements for further details).

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended December 31,
	2015	2014	Change
	(000’s)
Revenue, net	$5,139	$3,062	$2,077
Operating expenses:
Network operations	4,598	3,387	1,211
General and administration	3,744	3,283	461
Sales and marketing	845	676	169
Research and development	1,086	844	242
Depreciation and amortization	1,727	1651	76
Operating expenses	12,000	9,841	2,159
Operating loss	$(6,861)	$(6,779)	$82

Revenue, net

Revenue increased approximately $2,077,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Hospitals with billable units increased to 96 for the year ended December 31, 2015 as compared to 91 for the comparable period for the prior year. Of the 96 hospitals with billable units on December 31, 2015, 2 hospitals groups accounted for 16 and 45 of the total, respectively. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,136 (7,573 and 563, respectively) on December 31, 2015 as compared to 5,145 (4,876 and 269, respectively) on December 31, 2014.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2015	2014
Human resource costs, including benefits	40%	34%
Depreciation and amortization expense	14%	17%
Travel and entertainment	11%	10%
Other product deployment costs, excluding human resources and travel and entertainment expense	10%	13%
Non-cash expense related to option grants	8%	7%
Other expenses	8%	7%
Professional fees and consulting expenses	5%	9%
Research and development costs	2%	2%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	2%	1%

Operating expenses increased by approximately $2,159,000 (22%) as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$1,464
Travel and entertainment	328
Other expenses	299
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	150
Depreciation and amortization	76
Research and development costs	61
Non-cash expense related to option grants	60
Other product deployment costs, excluding human resources and travel and entertainment expense	10
Decrease in professional and consulting expenses	(289)
$2,159

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count in 2015 compared to 2014. While we had 75 employees at December 31, 2015 as compared to 48 for the comparable date for the prior year, on average we employed 65 employees over the course of 2015 as compared to 45 for the comparable prior year period.

Travel and entertainment expense increased as a result of increases in (i) meetings with hospital administrators, (ii) attendance at trade shows and seminar, (iii) training efforts related to supporting our existing installed base and (iv) product deployment and installation efforts.

Other expenses increased primarily as a result of (i) increases in property taxes in 2015 over 2014 and decreases in the recovery of sales taxes in 2015 compared to the recovery in 2014, (ii) costs associated with the modification of the Rockwell’s Project Warrants and (iii) increases in miscellaneous general and administration expense, including telephone, business insurances, and bad debt expense.

Other sales and marketing expense increased primarily as a result of added attendance at trade shows and seminar over 2014

The decrease in professional and consulting fees was primarily a result of reduced third party sales and marketing efforts to aid us with our sales and contract negotiations and a reduction in legal fees.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-03 will have on our consolidated financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management has opted for early adoption of ASU 2015-03 and there was no material effect on the 2015 consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.

Recent Events Since December 31, 2015

None.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements.

Contractual Arrangements

Provided in the table below are our known contractual obligations as of December 31, 2015 for the future periods as indicated.

Contractual Obligations (in thousands)
	As of December 31,
	Total	2016	2017 and 2018	2019 and 2020	Beyond 2020
Long-Term Debt	$77,653	$883	$6,667	$13,333	$56,770
Operating Lease	843	185	373	285	—
Total	$78,496	$1,068	$7,040	$13,618	$56,770

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements begin on page F-1 following this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2015, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Amendments to the 2011 Note and Warrant Purchase Agreement

As previously reported in our Current Report on Form 8-K filed with the SEC on April 27, 2011, we entered into a Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor. As previously reported in our Current Report on Form 8-K filed with the SEC on December 19, 2014, we entered into the Fifth Amendment with HealthCor and the New Investors.

Sixth Amendment

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

Seventh Amendment

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the Credit Agreement entered into with PDL BioPharma, Inc., as administrative agent and lender (the “Lender”) (the “PDL Credit Agreement”); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and Lender; (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement and to increase certain event of default acceleration and payment thresholds. The foregoing description of the Seventh Amendment is qualified, in its entirety, by reference to the Seventh Amendment, a copy of which is attached as an exhibit hereto.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
L. Allen Wheeler	83	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	January 26, 2006	September 6, 2013
Steven G. Johnson	56	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Sandra K. McRee	60	Chief Operating Officer	N/A	November 1, 2013
Jeffrey C. Lightcap	57	Director	April 21, 2011	N/A
David R. White	68	Director	January 1, 2014	N/A
Jason T. Thompson	41	Director	January 1, 2014	N/A
Steven B Epstein	72	Director	April 1, 2014	N/A
Dr. James R. Higgins	66	Director	April 1, 2014	N/A

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

              In September 2013, our Chief Financial Officer, Treasurer and Secretary resigned. Until such time as those positions are filled, Steven Johnson, our Chief Executive Officer and President, will also serve as our Secretary and Treasurer. In addition, L. Allan Wheeler, our Chairman of the Board and former chairman of the Audit Committee, will serve as our Principal Financial Officer and Chief Accounting Officer as those positions relate to our annual and quarterly filings with the SEC.

Identification of Certain Significant Employees

Kyle Johnson, our Director of Engineering, and Matthew E. Jackson, General Counsel, are considered significant employees. An overview of their business experience follows in Business Experience found within this Item 10.

Family Relationships

There are no family relationships between our officers and members of our Board of Directors.

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employee follows:

Steve G. Johnson - Chief Executive Officer, President, Secretary, Treasurer, Director

Steven G. Johnson currently serves as Chief Executive Officer (effective January 1, 2014), President, Secretary, Treasurer and Director. Mr. Johnson also served as Chief Operating Officer until November 1, 2013. In December 2003, he filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States, which invention was subsequently assigned to CareView and was issued a patent number by the USPTO. The technology underlying this patent is the basis of the CareView System suite. Mr. Johnson is also one of the inventors on three issued patents for a Non-intrusive data transmission network for use in an enterprise facility and method for implementing in the U.S., a System and Method for Documenting Patient Procedures in the U.S., and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S., and five additional pending patent applications for a System and Method for Predicting Falls in the U.S., a continuation patent for System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers, an Electronic Patient Sitter Management System and Method for Implementing in the U.S., a Noise Correcting Patient Fall Risk State System and Method for Predicting Patient Falls in the U.S., and a System and method for monitoring a fall state of a patient and minimizing false alarms in the U.S., all technology currently being deployed or in further development by CareView. Mr. Johnson has over 20 years of experience in the cable and wireless industry.

Before joining CareView in 2006, he served as Chief Executive Officer of Cadco Systems, a manufacturer of CATV and telecommunications equipment from 1997. From February 1991 to February 1996, he served as CEO, President and Director of American Wireless Systems, which he restructured and sold to Heartland Wireless Communications. Mr. Johnson also served as founder and President of Hanover Systems, a manufacturer of telecommunications equipment. Mr. Johnson has been actively involved with the wireless cable industry since 1984 and has served on the board of directors of the Wireless Cable Association and its FCC regulatory committee. Mr. Johnson developed various electronic telecommunications equipment for the wireless cable industry including microwave downconverters, wireless cable set top converters, antennas, and transmitters. Mr. Johnson’s accumulated knowledge in the field of technology, coupled with his development of patentable technology, makes him an invaluable member of our management team. Mr. Johnson earned his BA in Economics and Business Administration from Simpson College and currently serves as a Trustee on the Simpson College Board of Trustees. Mr. Johnson is the father of Kyle Johnson, our Director of Engineering.

Sandra K. McRee - Chief Operating Officer

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

L. Allen Wheeler - Chairman of the Board, Principal Financial Officer, Chief Accounting Officer

Mr. Wheeler has served as a Director of CareView since January 2006 and on January 1, 2014 became our Chairman of the Board. In addition, he currently serves as our Principal Financial Officer and Chief Accounting Officer while we seek a qualified candidate to fill those positions. Mr. Wheeler has been a private investor for over 40 years with interests in nursing homes, banks, cable television, radio stations, real estate and ranching. Currently, Mr. Wheeler owns and operates three Abstract and Title companies in Bryan County, Oklahoma. Mr. Wheeler served on the Board of Directors of Texoma Medical Center from 1994 to 2005 and acted as Chairman of the Board from 2002 to 2005. Mr. Wheeler served as President of the Durant Industrial Authority for numerous years. Mr. Wheeler’s knowledge of the healthcare industry (as it relates to nursing homes), his technical knowledge of the broadcast television industry, and his expertise relative to investments and equity placements, qualifies him as a significant member of our board of directors. Mr. Wheeler earned his B.A. from Southeastern Oklahoma State University. Mr. Wheeler was elected Alumni of the Year of Southeastern Oklahoma State University in 2001.

Jeffrey D. Lightcap - Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech, and HCIT sectors. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch‘s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an MBA from the University of Chicago. Mr. Lightcap currently also serves as Chairman of the Board of Directors at Corindus Vascular Robotics, Inc. (NYSE: CVRS), a robotic medical device company and serves as a director of the following companies: IASIS Healthcare Corporation, a private hospital group; Practice Partners in HealthCare, a private ambulatory surgical center company; Paradigm Spine, LLC, a leader in the field of non-fusion, spinal implant technology; Heartflow Inc., a company focused on the non-invasive diagnosis of coronary artery disease; KellBenx, Inc., a prenatal diagnostic technology company; and Claret Medical, Inc., a private embolic protection device company. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

David R. White - Director

David R. White was elected as a director on January 1, 2014. From December 1, 2000 to November 1, 2010, Mr. White served as the Chief Executive Officer of IASIS Healthcare Corporation and he served as the Chief Executive Officer of IASIS Healthcare LLC from December 1, 2000 to October 2010. Mr. White served as the President of IASIS Healthcare Corporation from May 22, 2001 to May 2004 and also served as the President of IASIS Healthcare LLC from May 22, 2001 to May 2004. He served as the President and Chief Executive Officer of LifeTrust, from November 1998 to November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation. Previously, Mr. White served as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. He has been Executive Chairman of Anthelio Healthcare Solutions Inc. since June 2012 and has been its Independent Director since July 28, 2011. He has been Chairman of the Board at IASIS Healthcare Corporation since October 1999. He has been Member of Strategic Advisory Board of Satori World Medical, Inc. since 2011. He has been a Director of REACH Health, Inc. since August 30, 2011. He also serves as a director to CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company. He served as Non-Executive Director at Parkway Holdings Limited from July 15, 2005 to March 8, 2007. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, TN in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, TX in 1973. Mr. White’s lifetime career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Jason T. Thompson - Director

Jason T. Thompson was elected as a Director of CareView effective as of January 1, 2014. Mr. Thompson is a partner and a member of the transactional group of Michael Best & Friedrich LLP where he focuses on mergers and acquisitions and general corporate matters, having joined Michael Best in September 2006. Mr. Thompson assists his clients with negotiating and structuring many types of transactions and agreements, including those related to corporate reorganizations, buyout transactions and venture capital investment transactions. In addition, he is President of Thompson Family Holdings, LLC, which invests in, and consults for, a number of healthcare companies, having joined Thompson Holdings in 2010. From 1999 to 2004, Mr. Thompson served as Vice President of Development and Planning for Bulk Petroleum Corporation, where he oversaw sales, operations, client maintenance, scheduling accounting and workforce management for its construction projects. Mr. Thompson currently also serves as a director of the following companies: ClearAudit Audit, LLC, a consulting and technology company specializing in supply chain best practices and cost reduction strategies and O’Sheridan Insurance Alliance, Inc., an insurance and employee benefits company. Prior to joining Bulk Petroleum, Mr. Thompson was a senior auditor with Arthur Andersen. He is a certified public accountant. Mr. Thompson received a BBA in Accounting from the University of Wisconsin – Madison in 1996 and in 2006, received his JD from the University of Wisconsin, where he was a member of the Wisconsin Law Review. His business, accounting and legal experience makes him well-qualified to serve as one of the Company’s directors.

Steven B Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 10 cities, where he serves as a senior health adviser. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA. Mr. Epstein received his Bachelors of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009. He received his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015. Mr. Epstein currently also serves as a director of the following companies: Discovery Ltd. (JSE: DSY), a South African insurance and wellness company, Accumen, Inc., a private lab services company; Advance Health, a private nurse assessments service company; Haights Cross Communications, Inc. a private education provider company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company; Restorix Health, a private wound care company; and Solis Women’s Health, a private mammography company. Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Dr. James R. Higgins - Director

Dr. James R. Higgins was elected as a director of CareView effective as of April 1, 2014. Dr. Higgins is a cardiologist practicing in Tulsa, Oklahoma. In addition to being boarded in cardiology he has sub specialty boards in nuclear cardiology, electrophysiology, invasive cardiology, cardiac CT angiography, echocardiography, carotid and peripheral sonography, pacemakers and defibrillators. He graduated summa cum laude with a BS degree in electrical engineering from South Dakota State University and sum cum laude with a MD degree from the University of Rochester School of Medicine and Dentistry. He was an extern at the Massachusetts General Hospital in Boston, and intern, resident, and chief resident at Barnes Hospital, Washington University, in St. Louis Missouri. His cardiology fellowship was obtained at the University of California, San Francisco, Moffitt and Long Hospital. He was then the Director of research and invasive cardiology at Wilford Hall Medical Center, United States Air Force, San Antonio, Texas. In addition to his busy cardiology practice, Dr. Higgins has started and owns a real estate company, an electronic medical billing company, an oil pipeline supply company, and has a large cattle ranch operation in Oklahoma. He has published more than 300 peer review articles and has multiple patents on medical devices, mainly related to pacemakers and internal defibrillators. Dr. Higgin’s vast experience in the healthcare industry makes him well-qualified to serve as a director of the Company.

Kyle Johnson - Director of Engineering

Kyle Johnson has served as our Director of Engineering since August 2006 and is responsible for the design and development of our Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView System suite. Mr. Johnson is also one of the inventors on one issued patent for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and an additional pending patent application for a System and Method for Predicting Falls in the U.S. (the technology underlying CareView’s Virtual Bed Rails). From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, our Chief Executive Officer and President.

Matthew E. Jackson - General Counsel

Mr. Jackson joined CareView in 2012. Mr. Jackson is responsible for all company legal matters including drafting and negotiating contracts, litigation, risk management, labor and employment, corporate securities and corporate governance. Prior to joining the Company, Mr. Jackson practiced as a civil trial lawyer specializing in business litigation and transactional law. Mr. Jackson graduated from the University of Santa Barbara with a Bachelor of Science in Geology and earned his Juris Doctor from Whittier Law School. Mr. Jackson is admitted to practice law in both Texas and California.

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

For the year ended December 31, 2015, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2015, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held seven meetings of the Board of Directors during the year ended December 31, 2015 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2015 and 2014. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven G. Johnson(2) (President, CEO, Sec., Treas.)	2015	$ 250,385	$ 35,000	—	—	—	—	$ 20,049	$ 305,434
	2014	$ 250,000	—	—	—	—	—	$ 19,862	$ 269,862

Sandra K McRee(3) (COO)	2015	$ 210,142	—	—	$ 338,000	—	—	$ 4,842	$ 552,984
	2014	$ 210,000	—	—	—	—	—	—	$ 210,000

L. Allen Wheeler(4) (Principal Financial Officer)	2015	—	—	—	$ 50,700	—	—	—	$ 50,700
	2014	—	—	—	—	—	—	—	—

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.

(2)	For 2015: All Other Compensation includes $9,000 for car allowance and $11,049 for health insurance premiums paid on Mr. Johnson’s behalf. All Other Compensation includes $9,000 for car allowance and $10,862 for health insurance premiums paid on Mr. Johnson’s behalf.

(3)	For 2015: Option Awards includes Options to purchase 1,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.

(4)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of our former CFO. Option Awards include Options to purchase 150,000 shares of our Common Stock. This Option was awarded for services as Chairman of the Board of Directors; however, it is not included in the Director Compensation table below.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2015, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards					Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000(1)	—	—	$ 0.52	01/05/20	—	—	—	—
	50,000(2)	—	—	$ 0.52	03/25/20	—	—	—	—
Sandra K McRee (COO)	1,333,333(3)	666,667(3)	—	$ 0.51	11/01/23	—	—	—	—
	—	1,000,000(4)	—	$ 0.53	02/25/25	—	—	—	—
L. Allen Wheeler (Principal Financial Officer)	75,000(1)	—	—	$ 0.52	01/05/20	—	—	—	—
	75,000(2)	—	—	$ 0.52	03/25/20	—	—	—	—
	—	150,000(5)	—	$ 0.53	02/25/25	—	—	—	—

(1)	All underlying shares vested on January 6, 2010.

(2)	All underlying shares vested on December 31, 2010.

(3)	An aggregate of 666,666 underlying shares vested on November 1, 2014, 666,667 vested on November 1, 2015 and 666,667 underlying shares vest on November 1 2016.

(4)	An aggregate of 333,333 underlying shares vest on each of February 25, 2016 and 2017 and 333,334 underlying shares vest on February 25, 2018.

(5)	An aggregate of 50,000 underlying shares vest on each of February 25, 2016, 2017 and 2018. This Option was awarded for services as Chairman of the Board; however, it is not included in the Director Compensation table below.

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

We paid no compensation to our directors for services rendered for the year ended December 31, 2015. The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Com- pensation ($)	Total ($)
Jason T. Thompson (2)	—	—	$ 39,000	—	—	—	$ 39,000
David R. White (3)	—	—	$ 130,000	—	—	—	$ 130,000
Dr. James R. Higgins (4)`	—	—	$ 66,450	—	—	—	$ 66,450
Steven B. Epstein	—	—	$ 221,500(5)	—	—	—	$ 221,500
	—	—	$ 16,900(6)	—	—	—	$ 16,900
Jeffery C. Lightcap	—	—	—	—	—	—	—

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.

(2)	An aggregate of 50,000 Options vested on January 2, 2015 and 50,000 Options vest on each of January 2, 2016 and 2017.

(3)	An aggregate of 166,666 Options vested on January 2 2015 and 166,667 Options vest on each of January 1, 2016 and 2017. Although not related to Mr. White’s position as a member of the Board of Directors, he has been under contract with the Company since January 1, 2015 to assist us in sales and marketing activities. His compensation for this serves is $5,000 per month.

(4)	An aggregate of 50,000 Options vested on each of March 31, 2015 and 50,000 Options vest on each of March 31, 2016 and 2017.

(5)	An aggregate of 166,666 Options vested on March 31, 2015 and 166,667 Options vest on each of March 31, 2016 and 2017.

(6)	An aggregate of 16,666 Options vest on each of February 25, 2016 and 16,667 Options vest on each of February 25, 2017 and 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and Options, common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	15,384,954(2)	10.89%
Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer, Chief Accounting Officer)	16,361,427(3)	11.60%
Common Stock	Sandra K. McRee (Chief Operating Officer)	2,231,083(4)	1.58%
Common Stock	Jeffrey C. Lightcap (Director)	74,325,240(5)	34.78%
Common Stock	David R. White (Director)	333,334(6)	0.24%
Common Stock	Jason T. Thompson (Director)	241,105(7)	0.17%
Common Stock	Steven B. Epstein (Director)	1,055,524(8)	0.75%
Common Stock	Dr. James R. Higgins (Director)	4,561,080(9)	3.24%
Common Stock	All Officers & Directors as a Group (8 persons)	114,493,747	51.43%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,868,815(11)	9.66%
Common Stock	Fidelity Puritan Fund, Inc. 82 Devonshire St. Boston, MA 02109	10,425,300(12)	7.48%
Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	19,513,303(13)	14.00%
Common Stock	Harford Capital Appreciations HLS Fund, Inc. 500 Bielenberg Drive Woodbury, MN 55125-1400	10,082,792(14)	7.23%
Common Stock	HealthCor Management, LP et al Carnegie Hall Tower, 152 West 57th Street New York, NY 10019	70,462,142(15)	33.58%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options, (iii) 400,001 shares due to Johnson upon exercise of vested warrants, (iv) 1,434,360 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016), and (v) 13,241,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 141,315,109 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.

(3)	This amount includes (i) 516,345 shares directly owned by Wheeler, (ii) 200,000 shares due to Wheeler upon exercise of Options, (iii) 307,692 shares due to Wheeler upon exercise of vested warrants (iv) 1,103,354 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29,2016), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 140,991,794 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.

(4)	This amount includes (i) 1,666,666 shares due to McRee upon exercise of vested Options, (ii) 123,076 shares due to McRee upon exercise of vested warrants, (iii) 441,341 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for McRee is based on 141,611,831 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.

(5)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 74,325,240 shares, representing (i) 3,971,239 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016) (ii) 16,101,665 shares that may be acquired upon conversion of the 2014 Notes (iii) 6,730,054 shares that may be acquired upon conversion of the 2012 Notes, (iv) 29,623,013 shares that may be acquired upon conversion of the 2011 Notes, and (v) 17,899,269 shares that may be acquired upon exercise of Warrants.

The amounts detailed above include (i) 430,769 shares due to Lightcap upon exercise of vested Warrants, (ii) 70,257 vested Warrants held in trust for Lightcap’s minor children, (iii) 1,544,695 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016), and (iv) 251,934 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016) held in trust for Lightcap’s minor children.

The percentage of class for Reporting Persons and Lightcap as an individual is based on 213,705,988 shares which would be outstanding if the Reporting Persons notes and convertible debt held Lightcap and his minor children were converted and all Warrants held by the Reporting Persons and Lightcap and his minor children were exercised.

(6)	This amount includes (i) 333,334 shares due to White upon exercise of vested Options. The percentage of class for White is based on 139,714,082 shares which would be outstanding if all of White’s vested Options were exercised.

(7)	This amount includes (i) 100,000 shares due to Thompson upon exercise of vested Options, (ii) 30,769 shares due to Thompson upon exercise of vested warrants, (iii) 110,336 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Thompson is based on 139,621,853 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.

(8)	This amount includes (i) 350,001 shares due to Epstein upon exercise of vested Options, (ii) 153,846 shares due to Epstein upon exercise of vested warrants, (iii) 551,677 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Epstein is based on 140,436,272 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.

(9)	This amount includes (i) 3,050,034 shares directly owned by Higgins (ii) 100,000 shares due to Higgins upon exercise of vested Options, (iii) 307,692 shares due to Higgins upon exercise of vested warrants, and (iv) 1,103,354 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Higgins is based on 140,891,794 shares which would be outstanding if all of Higgin’s vested Options and Warrants were exercised and convertible debt was converted.

(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 222,623,487 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

(11)	This amount includes: (i) 275,000 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith’s minor children, (iii) 6,210,723 shares and 253,309 Warrants beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 143,634,057 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

(12)	These shares are beneficially owned by Fidelity Puritan Fund, Inc., an investment company registered under the Investment Company Act of 1940, and an investment company of FMR, LLC. Various persons have the right to vote the shares, receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of these shares.

(13)	Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 19,513,303 shares which are held of record by its clients. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Of those clients, only Hartford Capital Appreciation HLS Fund, Inc. is known to have such right or power with respect to more than five percent of the shares.

(14)	Hartford Series Fund, Inc., in its capacity as an investment company registered under Section 8 of the Investment Company Act of 1940, may be deemed to beneficially own 10,082,792 shares on behalf of Hartford Capital Appreciate HLS Fund, Inc. and has shared power to vote and direct the sale of the shares.

(15)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 72,027,585 shares, representing (i) 2,174,610 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016) (ii) 16,101,665 shares that may be acquired upon conversion of the 2014 Notes (iii) 6,730,054 shares that may be acquired upon conversion of the 2012 Notes, (iv) 29,623,013 shares that may be acquired upon conversion of the 2011 Notes, and (v) 17,398,243 shares that may be acquired upon exercise of Warrants. The percentage of class for Reporting Persons and is based on 209,842,890 shares which would be outstanding if the Reporting Persons notes were converted and all Warrants held by the Reporting Persons were exercised.

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

Exclusive of the Fifth Amendment discussed above in Item 7, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2015.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2015 quarterly reviews and the annual integrated audit for the year ended December 31, 2015 is $257,000 BDO billed us $266,579 for professional services rendered for the annual audit fee for the year ended December 31, 2014 and for quarterly review of our financial statements for 2014, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2015 rendered by BDO is $35,300. BDO billed us $38,953 for tax return preparation for the year ended December 31, 2014.

All Other Fees. We incurred no other fees for the 2015 and 2014 fiscal years.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)

10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) ) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)

10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.137	12/04/14	Fifth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(23)
10.138	12/04/14	Form of Fifth Amendment Supplemental Closing Note(23)
10.139	12/04/14	Form of Fifth Amendment Supplemental Warrant(23)
10.140	12/04/14	Amended Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.141	12/04/14	Amended Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.142	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)(25)
10.143	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(25)
10.144	02/25/15	CareView Communications, Inc. 2015 Stock Option Plan(24)
10.145	03/31/15	Sixth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor Funds(25)
10.146	03/31/15	Sixth Amendment Supplemental Warrant, form of(25)
10.147	06/26/15	Credit Agreement between the Company and PDL BioPharma, Inc.(26)
10.148	06/26/15	Subordination and Intercreditor Agreement between the Company, PDL BioPharma, Inc., the HealthCor Funds and the Second Lien Claimholders(26)
10.149	06/26/15	Guarantee and Collateral Agreement between the Company and PDL BioPharma, Inc. (26)
10.150	06/26/15	Registration Rights Agreement between the Company and PDL BioPharma, Inc. (26)
10.151	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc. (26)
10.152	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company and the HealthCor Funds and the Investors named therein(26)
10.153	06/26/15	Amendment to Registration Rights Agreement the Company and the HealthCor Fund(26)
10.154	10/07/15	First Amendment to Credit Agreement between the Company and PDL BioPharma, Inc. (27)
10.155	10/07/15	Tranche One Term Note in the Principal amount of $20 million issued to PDL BioPharma, Inc.(27)
10.156	10/17/15	Amended and Restated Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc.(27)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/30/16	Subsidiaries of the Registrant*
31.1	03/30/16	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/30/16	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/30/16	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/30/16	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2010.

(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.

(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2012.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 9, 2012.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.

(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.

(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.

(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.

(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.

(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.

(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.

(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.

(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2014.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2015.

(25)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 31, 2015

(26)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 29, 2015.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2015.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2016

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 30, 2016
Steven G. Johnson

/s/ L. Allen Wheeler	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	March 30, 2016
L. Allen Wheeler

/s/ Sandra K. McRee	Chief Operating Officer	March 30, 2016
Sandra K. McRee

/s/ Jeffrey C. Lightcap	Director	March 30, 2016
Jeffrey C. Lightcap

/s/ David R. White	Director	March 30, 2016
David R. White

/s/ Jason T. Thompson	Director	March 30, 2016
Jason T. Thompson

/s/ Steven B. Epstein	Director	March 30, 2016
Steven B. Epstein

/s/ Dr. James R. Higgins	Director	March 30, 2016
Dr. James R. Higgins

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CareView Communications, Inc.

Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, TX

March 30, 2016

F-1

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$17,678,969	$2,546,262
Accounts receivable, net	1,176,404	680,143
Other current assets	471,075	276,910
Total current assets	19,326,448	3,503,315

Property and equipment, net	4,483,440	5,344,792

Other Assets:
Restricted cash	3,250,000	—
Intangible assets, net	380,765	261,283
Other assets	2,689,758	832,930
	6,320,523	1,094,213
Total assets	$30,130,411	$9,942,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$332,402	$244,782
Notes payable	441,498	—
Mandatorily redeemable equity in joint venture	441,498	—
Accrued interest	261,450	191,596
Other current liabilities	479,226	791,284
Total current liabilities	1,956,074	1,227,662

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $23,041,363 and $21,457,970, respectively	33,729,093	22,834,641
Loan payable	20,000,000	—
Notes payable	—	441,594
Mandatory redeemable equity in joint venture	—	441,594
Fair value of warrant liability	168,805	301,864
Total long-term liabilities	53,897,898	24,019,693
Total liabilities	55,853,972	25,247,355

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	82,434,461	76,502,913
Accumulated deficit	(107,795,712)	(91,510,720)
Total CareView Communications Inc. stockholders’ deficit	(25,221,870)	(14,868,426)
Noncontrolling interest	(501,691)	(436,609)
Total stockholders’ deficit	(25,723,561)	(15,305,035)
Total liabilities and stockholders’ deficit	$30,130,411	$9,942,320

The accompanying footnotes are an integral part of these consolidated financial statements.

F-2

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenues, net	$5,139,450	$3,061,298

Operating expenses:
Network operations	4,597,887	3,386,645
General and administration	3,744,095	3,282,816
Sales and marketing	845,322	676,394
Research and development	1,085,760	843,416
Depreciation and amortization	1,727,440	1,651,310
Total operating expense	12,000,504	9,840,581

Operating loss	(6,861,054)	(6,779,283)

Other income and (expense)
Interest expense	(9,651,869)	(7,819,340)
Change in fair value of warrant liability	133,059	69,001
Interest income	8,642	3,644
Other income	21,148	15,913
Total other income (expense)	(9,489,020)	(7,730,782)

Loss before taxes	(16,350,074)	(14,510,065)

Provision for income taxes	—	—

Net loss	(16,350,074)	(14,510,065)

Net loss attributable to noncontrolling interest	(65,082)	(58,340)

Net loss attributable to CareView Communications, Inc.	$(16,284,992)	$(14,451,725)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.12)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,120,996

The accompanying footnotes are an integral part of these consolidated financial statements.

F-3

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2013	138,753,397	138,753	71,202,451	(77,058,995)	(378,269)	(6,096,060)

Shares issued for cashless exercise of warrants	627,351	628	(628)	—	—	—

Options granted as compensation	—	—	714,123	—	—	714,123

Warrants issued in connection with senior secured convertible notes	—	—	1,146,732	—	—	1,146,732

Beneficial conversion features for senior secured convertible notes	—	—	3,440,235	—	—	3,440,235

Net loss	—	—	—	(14,451,725)	(58,340)	(14,510,065)

Balance, December 31, 2014	139,380,748	139,381	76,502,913	(91,510,720)	(436,609)	(15,305,035)

Options granted as compensation	—	—	774,322	—	—	774,322

Warrants issued in connection with senior secured convertible notes	—	—	1,471,105	—	—	1,471,105

Warrants issued in connection with loan payable	—	—	1,257,778	—	—	1,257,778

Warrants issued for services	—	—	9,655	—	—	9,655

Adjustment to fair value of warrants for extension of exercise period	—	—	102,457	—	—	102,457

Beneficial conversion features for senior secured convertible notes	—	—	2,316,231	—	—	2,316,231

Net loss	—	—	—	(16,284,992)	(65,082)	(16,350,074)

Balance, December 31, 2015	139,380,748	$139,381	$82,434,461	$(107,795,712)	$(501,691)	$(25,723,561)

The accompanying footnotes are an integral part of these consolidated financial statements.

F-4

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,350,074)	$(14,510,065)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,693,128	1,623,723
Amortization of debt discount and debt costs	2,311,167	2,152,055
Amortization of deferred installation costs	355,335	306,111
Amortization of deferred debt issuance and debt financing costs	165,911	284,692
Amortization of intangible assets	34,312	27,587
Interest incurred and paid in kind	6,477,845	5,102,719
Stock based compensation related to options granted	774,322	714,123
Stock based costs related to warrants issued	112,112	—
(Gain) loss on disposal of assets	47,137	4,050
Change in fair value of warrant liability	(133,059)	(69,001)
Changes in operating assets and liabilities:
Accounts receivable	(496,261)	(375,110)
Other current assets	(194,165)	(111,379)
Other assets	16,393	170,624
Accounts payable	87,620	(170,106)
Accrued expenses and other current liabilities	(242,204)	317,411
Lease liability	—	(8,607)
Net cash flows used in operating activities	(5,340,481)	(4,541,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,250,000)	—
Purchase of property and equipment	(878,913)	(602,107)
Payment for deferred installation costs	(330,771)	(369,803)
Patent and trademark costs	(148,995)	(24,726)
Purchase of computer software and website costs	(4,799)	(17,004)
Net cash flows used in investing activities	(4,613,478)	(1,013,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loan payable	26,000,000	5,000,000
Financing costs	(913,142)	(40,000)
Repayment of notes payable	(192)	(1,850)
Repayment of revolving line of credit	—	(982,255)
Net cash flows provided by financing activities	25,086,666	3,975,895

Increase (decrease) in cash	15,132,707	(1,578,918)
Cash and cash equivalent, beginning of period	2,546,262	4,125,180
Cash and cash equivalents, end of period	$17,678,969	$2,546,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$640,970	$107,298
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$2,316,231	$3,440,235
Warrants issued in connection with senior secured convertible notes	$1,471,105	$1,146,732
Warrants issued in connection with the loan payable	$1,257,778	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

F-5

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

Throughout these Notes to the Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”). Also included are CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”), collectively, (the “Project LLCs”). We own 50% of CareView-Hillcrest and CareView-Saline, with each determined to be variable interest entities (“VIEs”) in which we exercise control and are deemed the Primary Beneficiary (See NOTE 14 for further details). Our business consists of a single segment of products and services all of which are sold and provided within the United States.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits. We have never experienced any losses related to these funds. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Restricted Cash

               At December 31, 2015, we recorded $3,250,000 of restricted cash in other assets on the consolidated balance sheet.  The restricted cash is associated with our minimum cash requirement as stipulated in our credit agreement with PDL BioPharma, Inc.  See further discussion in Note 13.

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

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal. As of December 31, 2015 and 2014, an allowance of $54,771 and $277,000, respectively, was recorded.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2015 and 2014, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during 2015 or 2014.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded for the years ended December 31, 2015 and 2014.

Intellectual property is comprised of purchased and internally developed software costs totaling approximately $2,800,000, all of which was capitalized prior to 2008 and was fully amortized at December 31, 2012. During the years ended December 31, 2015 and 2014, we capitalized no additional intellectual property costs.

Patents and Trademarks

We have capitalized certain costs related to registering trademarks and patent pending technology. In accordance with GAAP, we amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments and NOTE 4 for further details regarding derivative activity during the years ended December 31, 2015 and 2014.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December, 31:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability
2015	$(168,805)	$—	$—	$(168,805)
2014	$(301,864)	$—	$—	$(301,864)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014

Balance, beginning of period	$(301,864)	$(370,865)
Issuances of derivative liabilities	—	—
Change in fair value of warrant liability	133,059	69,001
Transfers in and/out of Level 3	—	—
Balance, end of period	$(168,805)	$(301,864)

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 108,000,000 and 94,000,000 at December 31, 2015 and 2014, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Stock Based Compensation

We recognize compensation expense for all share-based payments granted and amended based on the grant date fair value estimated in accordance with GAAP. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions.

Debt Discount Costs

Costs incurred with parties who are providing long-term financing, with Warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and Warrants. These discounts are generally amortized over the life of the related debt, using the effective interest rate method or other methods approximating the effective interest method. Additionally, convertible debt issued with a beneficial conversion feature is recorded at a discount based on the difference in the effective conversion price and the fair value of the Company’s stock on the date of issuance, if any. Outstanding debt is presented net of any such discounts on the accompanying consolidated financial statements.

Deferred Debt Issuance and Financing Costs

Costs incurred through the issuance of Warrants to parties who are providing long-term financing availability, which includes revolving credit lines, are reflected as deferred debt issuance based on the fair value of the Warrants issued. Costs incurred with third parties related to issuance of debt are recorded as deferred financing costs. These costs are generally amortized over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. Amounts associated with our senior secured convertible notes are netted with the outstanding debt on the accompanying consolidated financial statements while amount associated with credit facilities are presented in other assets on the accompanying consolidated financial statements.

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2015 and 2014 totaled approximately $222,000 and $0, respectively.

Concentration of Credit Risks and Customer Data

We derive all of our revenues from hospitals. For the year ended December 31, 2015, 96 hospitals accounted for all of our revenue. During 2015 IASIS Healthcare Corporation (“IASIS”), Community Health Systems, Inc. (“CHS”) (CHS acquired Health Management Associates, Inc. (“HMA”) in January, 2014) and Tenet Healthsystems Medical, Inc., accounted for 33%, 20% and 15% of our net revenues, respectively. For the year ended December 31, 2014, 91 hospitals accounted for all of our revenue. During 2014 IASIS Healthcare Corporation (“IASIS”), Community Health Systems, Inc. (“CHS”) (CHS acquired Health Management Associates, Inc. (“HMA”) in January, 2014) and Tenet Healthsystems Medical, Inc., accounted for 49%, 21% and 12% of our net revenues, respectively.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-03 will have on our consolidated financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management has opted for early adoption of ASU 2015-03 and there was no material effect on the 2015 consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606):

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.

NOTE 3 – LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2015 was approximately $17,679,000.  We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of December 31, 2015, we are including $20 million in long-term liabilities on the accompanying consolidated financial. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE13 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of December 31, 2015.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2015 and 2014, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2015 and 2014, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, and 139,380,748 shares of Common Stock issued and outstanding.

Common Stock Issuances During 2015

No shares of Common Stock were issued during 2015.

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

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except certain Warrants issued to HealthCor in 2011 as discussed in Note 11 and the warrants issued in connection with a private placement completed in April 2013 “Private Placement Warrants”. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our common stock or “down round” provisions. In accordance with the accounting standards, we determined that these instruments qualify as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the Warrants issued to HealthCor and the Private Placement Warrants was computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of these Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments. As discussed in Note 11, the warrants issued to HealthCor in 2011 were subsequently amended and no longer contain down round provisions.

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

The assumptions used in the Black-Scholes Model during the years ended December 31, 2015 and 2014 are set forth in the table below.

	2015	2014
Risk-free interest rate	1.37-2.49%	2.86%
Volatility	60.02-77.14%	78.88%
Expected life	5-10	10
Dividend yield	0.00%	0.00%

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2013	34,465,822	$0.52-$1.65	$0.96	4.0
Granted	4,000,000	$0.40	$0.40	9.0
Exercised	(3,554,750)
Expired	(312,500)
Balance at December 31, 2014	34,598,572	$0.40-$1.65	$0.93	4.2
Granted	9,191,752	$0.33-$0.52	$0.46	9.3
Exercised	—
Expired	(8,592,626)
Balance at December 31, 2015	35,197,698	$0.33-$1.65	$0.82	5.6
Vested and Exercisable at December 31, 2015	35,197,698	$0.33-$1.65	$0.82	5.6

As of December 31, 2015 and 2014, we had no unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and Private Placement Warrants.

Warrant Activity During 2015

At December 31, 2015, the Private Placement Warrants, discussed above in this NOTE, were re-valued with a fair value determination of $168,805 and the difference of $133,059 was included as change in fair value of warrant liability in the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity During 2015 (continued)

On October 1, 2015, we issued a five-year Warrant to purchase 50,000 shares of our Common Stock (with a fair value of $8,800) at an exercise price of $0.34 per share to an individual.

On August 12, 2015, we issued a five-year Warrant to purchase 5,000 shares of our Common Stock (with a fair value of $855) at an exercise price of $0.33 per share to an individual.

On June 26, 2015, in conjunction with the PDL Credit Agreement, we issued a warrant to purchase 4,444,445 shares of our Common Stock, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant has an exercise price of $0.40, a fair value of $1,257,778, and expires on June 26, 2025 (see NOTE 12 for further details).

On March 31, 2015, we issued HealthCor a Warrant for up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This Warrant has an exercise price of $0.53 per share, expires on March 31, 2025 and has a fair value of $378,000 (see NOTE 11 for further details).

On February 17, 2015, with the closing of the Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant (see NOTE 11 for further details)

Warrant Activity During 2014

During 2014, certain Warrant holders exercised their rights to purchase 627,351 shares of our Common Stock using the cashless provision provided by their Warrant agreements, resulting in the surrender of their rights to purchase an aggregate of 2,927,399 shares of our Common Stock. Also during this period, Warrants to purchase an aggregate of 312,500 shares of our Common Stock expired.

On January 16, 2014, we entered into a Fourth Amendment to the Note and Warrant Purchase Agreement dated April 21, 20111 with HealthCor and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $5,000,000, with a conversion price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants to purchase an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price per share equal to $0.40 (subject to adjustment for standard anti-dilution provisions). The fair value of the convertible debt was determined to be $5,000,000. Using the Black-Sholes Model, this resulted in a relative fair value of $1,146,732 for the Warrants on the date of grant. See NOTE 11 for further details.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity During 2014 (continued)

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

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2015, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 318,684 remaining outstanding.

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2015, 2009 Plan Options to purchase 10,000,000 shares of our Common Stock have been issued with 6,774,927 remaining outstanding.

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2015, 2015 Plan Options to purchase 2,337,056 shares of our Common Stock have been issued with 2,257,056 remaining outstanding.

The valuation methodology used to determine the fair value of the 2007 Plan Options, 2009 Plan Options and 2015 Plan Options, collectively, (the “Option(s)”) issued during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the years ended December 31, 2015 and 2014 are set forth in the table below.

	2015	2014
Risk-free interest rate	1.41-1.74%	1.59-1.83%
Volatility	61.00-71.86%	72.82-75.42%
Expected life	6	6
Dividend yield	0.00%	0.00%

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

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	12,747,476	$0.59	6.9	$—
Granted	1,688,000	$0.42
Exercised	—
Expired	(44,999)
Forfeited	(116,667)
Balance at December 31, 2014	14,273,810	$0.54	6.3	$—
Granted	2,393,500	$0.47
Exercised	—
Expired	(6,795,471)
Forfeited	(521,172)
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Vested and Exercisable at December 31, 2015	4,817,823	$0.66	6.7	$—

The weighted-average grant date fair value of Options granted during the years ended December 31, 2015 and 2014 was $0.29 and $0.35 per share, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2015 and 2014 ($774, 322 and $714,123, respectively) is based on awards vested. The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2015, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,039,000, which is expected to be recognized over a weighted-average period of 1.6 years. No tax benefit was realized due to a continued pattern of operating losses.

Option Activity During 2015

•	In February 2015, we granted 2009 Plan Options to purchase 56,444 shares with an exercise price of $0.53 per share to an employee
•	In February 2015, we granted 2015 Plan Options to a director (150,000), an executive officer (1,000,000) and certain employees (558,556) to purchase shares with an exercise price of $0.53 per share,
•	In March 2015, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.50 per share to a director,
•	In August 2015, we granted 2015 Plan Options to purchase 5,000 shares with an exercise price of $0.38 per share to an employee,
•	In November 2015, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.31 per share to an employee, and
•	In December 2015, we granted 2015 Plan Options to purchase 523,500 shares with an exercise price of $0.26 per share to certain employees.

Option Activity During 2014

•	In January 2014, we granted 2009 Plan Options to two directors (500,000) and (150,000) to purchase shares with an exercise price of $0.40 per share,
•	In April 2014, we granted 2009 Plan Options to two directors (500,000) and (150,000) to purchase shares with an exercise price of $0.68 per share,
•	In July 2014, we granted 2009 Plan Options to purchase 20,000 shares with an exercise price of $0.68 per share to employees,
•	In August 2014, we granted 2009 Plan Options to purchase 20,000 shares with an exercise price of $0.56 per share to an employee, and
•	In December 2014, we granted 2009 Plan Options to purchase 348,000 shares with an exercise price of $0.480 per share to employees.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At December 31, 2015, we had approximately $61 million of federal net operating tax loss carry-forward which begins to expire in 2029 and approximately $13 million of state net operating losses which begins to expire in 2027.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2015	2014

Expected income tax benefit at statutory rate	$(5,699,747)	$(5,078,523)
Debt discount amortization	700,029	700,000
Permanently disallowed interest	914,129	734,499
Other permanent differences	41,515	42,696
State income tax benefit, net of tax effect at state statutory rate	—	1,438
Deferred pool true-ups/corrections related to:
Amortization	—	2,857,686
Net operating losses	232,567	(14,579)
Other	104,765	86,041
Change in valuation account	3,706,742	670,742
Income tax expense (benefit)	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$21,321,688	$19,138,526
Accrued interest	4,199,730	2,837,284
Stock based compensation	1,556,344	1,281,952
Amortization of intangible assets	441,399	496,012
Depreciation of fixed assets	(57,012)	36,318
Accrued expenses	96,284	151,783
Research and development credit carry-forward	29,084	29,084
Donations	11,241	10,541
Total deferred tax assets	27,598,758	23,981,500
Deferred tax liability-beneficial conversion feature	(2,589,615)	(2,679,098)
Valuation allowance for deferred tax assets	(25,009,143)	(21,302,402)
Deferred tax assets, net of valuation allowance	$—	$—

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (Continued)

As a result of certain income tax accounting realization requirements with respect to accounting for share based compensation, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2015 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of approximately $490,000.

In 2015 and 2014, the deferred tax valuation allowance increased by $3,706,742 and $670,742 respectively. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2015 and 2014, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three year statute of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2012. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2015	2014
Prepaid expenses	$467,137	$254,998
Other current assets	3,938	21,912
TOTAL OTHER CURRENT ASSETS	$471,075	$276,910

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
Network equipment	$11,310,494	$10,753,542
Office equipment	200,683	160,890
Vehicles	158,803	132,797
Test equipment	115,712	87,059
Furniture	81,838	75,673
Warehouse equipment	9,524	6,867
Leasehold improvements	5,121	5,121
	11,882,175	11,221,949
Less: accumulated depreciation	(7,398,736)	(5,877,157)
TOTAL PROPERTY AND EQUIPMENT	$4,483,440	$5,344,792

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,693,128 and $1,623,723, respectively.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$420,137	$53,706	$366,431
Other intangible assets	56,263	41,929	14,334
TOTAL INTANGIBLE ASSETS	$476,400	$95,635	$380,765

	December 31,2014
	Cost	Accumulated Amortization	Net
Patents and trademarks	$271,142	$26,157	$244,985
Other intangible assets	51,464	35,166	16,298
TOTAL INTANGIBLE ASSETS	$322,606	$61,323	$261,283

Other assets consist of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$91,840	$1,165,938
Deferred financing costs	805,917	74,070	731,847
Deferred installation costs	1,787,869	1,220,982	566,887
Prepaid license fee	249,999	71,038	178,962
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,147,687	$1,457,930	$2,689,758

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS (Continued)

	December 31, 2014
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,457,098	$865,647	$591,451
Deferred debt issuance costs	1,600,000	1,600,000	—
Prepaid license fee	249,999	54,644	195,355
Deferred closing costs	583,967	583,967	—
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,937,188	$3,104,258	$832,930

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2015	2014
Allowance for system removal	$54,771	$277,000
Accrued professional services	67,500	204,675
Accrued taxes	235,162	145,183
Accrued paid time off	108,526	87,319
Other accrued liabilities	13,267	77,107
TOTAL OTHER CURRENT LIABILITIES	$479,226	$791,284

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five year period under the same terms and conditions. Rent expense for the years ended December 31, 2015 and 2014 was $214,147 and $232,927, respectively.

A summary of the monthly base rent per the Lease and the Lease Extension follows:

Years Ending June 30,
2016	$14,188
2017	$16,613
2018	$15,052
2019	$15,503
2020	$15,968

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease (continued)

As of December 31, 2015, future minimum rental payments are as follows:

Years Ending December 31,
2016	$184,806
2017	189,990
2018	183,330
2019	188,830
Through June 30, 2020	95,810
Total	$842,766

Debt Maturity

As of December 31, 2015, future debt payments due are as follows:

Years Ending December 31,	Total	Loan Payable	Senior Secured Convertible Notes(1)	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2016	$882,996	$—	$—	$441,498	$441,498
2017			—	—	—
2018	6,666,667	6,666,667	—	—	—
2019	6,666,667	6,666,667	—	—	—
2020	6,666,666	6,666,666	—	—	—
Thereafter	56,770,456	—	56,770,456	—	—
Total	$77,653,452	$20,000,000	$56,770,456	$441,498	$441,498

(1)	Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $34,072,409, which represents this amount less debt discount of $22,698,047.

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of December 31, 2015, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 29,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of December 31, 2015, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2015, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 16.000.000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of December 31, 2015, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 11,000,000 to the New Investors.

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During years ended December 31, 2015 and 2014, we recorded a BCF of $2,316,231 and $3,440,235 respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. The discount associated with the Fifth Amendment Notes ($98,555) and the expense related to the Sixth Amendment ($8,669) are amortized to interest expense using the effective interest method.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment (continued)

We recorded an aggregate of $2,267,814 and $2,152,055 in interest expense for the years ended December 31, 2015 and 2014, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at December 31, 2015 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

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

Pursuant to the terms of the Revolving Line, as amended, we issued Warrants to the Banks to purchase an aggregate of 1,428,572 shares of our Common Stock. The Warrants have an exercise price of $1.10 per share and expire on January 15, 2020. The fair value of the Warrants at issuance was $1,535,714, with an additional $64,286 added pursuant to an amendment, all of which has been recorded as deferred financing costs. The deferred financing costs were amortized to interest expense over the term of the Revolving Line and were fully amortized as of June 30, 2014. The Warrants have not been exercised as of December 31, 2015. During the years ended December 31, 2015 and 2014, $0 and $284,692, respectively, was amortized to interest expense in the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased five percent (5%) per annum.  The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000 it will trigger a default.

On October 7, 2015, the Company entered into a First Amendment (the “First Amendment”) to the PDL Credit Agreement. The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the Credit Agreement, as amended. The First Amendment also included a revision to the Tranche Two Milestone, which changed from a minimum of 27,750 billable units (defined as one unit for each room control platform and two units for each nurse station monitor) to 31,500 Bed Equivalent Units (defined as a billable unit plus 14 units for each head-end server operating as the communication center and fractional units for mobile assets as applicable).

Once funded, the PDL Credit Agreement requires interest only payments for the first eight interest payment dates and principal plus interest payments will commence on the ninth interest payment date. We may elect to pay a portion of the interest due in the form of additional loans (interest paid in kind) during the first eight interest payment dates. The first principal payment on the Tranche One Term Note is due on January 8, 2018 in the amount of $1,666,667, with similar amounts due quarterly thereafter with the final payment due on October 8, 2020. Each tranche will mature on the fifth anniversary of the date borrowed. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

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

NOTE 13 – AGREEMENT WITH PDL BIOPHARMA, INC. (Continued)

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

Contemporaneously with the execution of the PDL Credit Agreement, we issued to the Lender a warrant to purchase 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant expires on June 26, 2025. Pursuant to the terms of the First Amendment we amended and restated the PDL Warrant, reducing the exercise price per share from $0.45 to $0.40 (the “Amended Warrant”). All other provisions of the Amended Warrant remained unchanged.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. Through December 31, 2015, $91,840 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. Through December 31, 2015, $74,071 has been amortized.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – JOINT VENTURE AGREEMENT

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at December 31, 2015.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – JOINT VENTURE AGREEMENT (Continued)

As of December 31, 2015 and 2014, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,139,000 and $1,075,000, respectively. On March 18, 2014, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2014 (the “June 2014 extensions”), were extended to June 30, 2015. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns were extended to June 30, 2016. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was also extended from November 16, 2014 to November 16, 2015. In October 2015, the expiration date of the Project Warrant was further extended from November 16, 2015 to November 16, 2017. In both cases, all other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. The Project Warrant were also revalued in October 2015 resulting in a $102,457 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

NOTE 15 – VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2015 and 2014 are as follows:

	2015	2014
Assets
Cash	$2,146	$2,770
Receivables	4,731	2,365
Total current assets	6,877	5,135
Property, net	50,382	46,762
Total assets	$57,259	$51,897

Liabilities
Accounts payable	$132,170	$122,558
Notes payable	441,498	441,594
Mandatorily redeemable interest	441,498	441,594
Accrued interest	261,450	191,596
Other current liabilities	26,936	24,889
Total liabilities	$1,303,552	$1,222,231

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue, net	$28,388	$28,452
Network operations expense	16,655	16,665
General and administrative expense	3,177	(12,089)
Depreciation	49,091	50,771
Total operating costs	68,923	55,347
Operating income (loss)	(40,535)	(26,895)
Other income (expense)	(89,629)	(89,785)
Loss before taxes	(130,164)	(116,680)
Provision for taxes	—	—
Net loss	(130,164)	(116,680)
Net loss attributable to noncontrolling interest	(65,082)	(58,340)
Net loss attributable to CareView Communications, Inc.	$(65,082)	$(58,340)

