Form 10-Q
period 2016-03-31
CareView Communications Inc
filed 2016-05-13
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 13, 2016 was 139,380,742.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	December 31,
	(unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$15,568,573	$17,678,969
Accounts receivable, net	1,185,132	1,176,404
Other current assets	493,179	471,075
Total current assets	17,246,884	19,326,448

Property and equipment, net	4,534,718	4,483,440

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	530,519	380,765
Other assets	2,548,282	2,689,758
	6,328,801	6,320,523
Total assets	$28,110,403	$30,130,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$387,303	$332,402
Notes payable	441,498	441,498
Mandatorily redeemable equity in joint venture	441,498	441,498
Accrued interest	276,508	261,450
Other current liabilities	586,043	479,226
Total current liabilities	2,132,850	1,956,074

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $22,951,069 and $23,041,363, respectively	35,593,463	33,729,093
Loan payable	20,000,000	20,000,000
Fair value of warrant liability	84,308	168,805
Total long-term liabilities	55,677,771	53,897,898
Total liabilities	57,810,621	55,853,972

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,142,148	82,434,461
Accumulated deficit	(112,463,946)	(107,795,712)
Total CareView Communications Inc. stockholders' deficit	(29,182,417)	(25,221,870)
Noncontrolling interest	(517,801)	(501,691)
Total stockholders' deficit	(29,700,218)	(25,723,561)
Total liabilities and stockholders' deficit	$28,110,403	$30,130,411

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenues, net	$1,495,793	$1,000,554

Operating expenses:
Network operations	1,152,107	830,094
General and administration	1,054,858	838,309
Sales and marketing	221,688	197,622
Research and development	249,098	225,196
Depreciation and amortization	445,416	415,904
Total operating expense	3,123,167	2,507,125

Operating loss	(1,627,374)	(1,506,571)

Other income and (expense)
Interest expense	(3,151,557)	(2,045,901)
Change in fair value of warrant liability	84,497	(238,101)
Interest income	4,970	1,143
Other income	5,120	1,125
Total other income (expense)	(3,056,970)	(2,281,734)

Loss before taxes	(4,684,344)	(3,788,305)

Provision for income taxes	—	—

Net loss	(4,684,344)	(3,788,305)

Net loss attributable to noncontrolling interest	(16,110)	(16,222)

Net loss attributable to CareView Communications, Inc.	$(4,668,234)	$(3,772,083)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	($0.03)	($0.03)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2016 TO MARCH 31, 2016

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2016	139,380,748	$139,381	$82,434,461	$(107,795,712)	$(501,691)	$(25,723,561)

Stock options granted as compensation	—	—	190,843	—	—	190,843

Beneficial conversion features for senior secured convertible notes	—	—	516,844	—	—	516,844

Net loss	—	—	—	(4,668,234)	(16,110)	(4,684,344)

Balance, March 31, 2016	139,380,748	$139,381	$83,142,148	$(112,463,946)	$(517,801)	$(29,700,218)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(4,684,344)	$(3,788,305)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	423,560	409,634
Amortization of debt discount and debt costs	607,138	552,066
Amortization of deferred installation costs	102,541	66,631
Amortization of deferred debt issuance and debt financing costs	72,772	—
Amortization of intangible assets	21,856	6,270
Interest incurred and paid in kind	1,774,076	1,471,707
Stock based compensation related to options granted	190,843	190,106
(Gain) loss on disposal of assets	—	43,740
Change in fair value of warrant liability	(84,497)	238,101
Changes in operating assets and liabilities:
Accounts receivable	(8,728)	8,639
Other current assets	(18,929)	(238,795)
Other assets	4,098	4,098
Accounts payable	54,901	183,405
Accrued expenses and other current liabilities	121,875	(77,177)
Net cash flows used in operating activities	(1,422,838)	(929,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(474,838)	(103,098)
Payment for deferred installation costs	(37,935)	(47,371)
Patent and trademark costs	(174,785)	(10,273)
Net cash flows used in investing activities	(687,558)	(160,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loan payable	—	5,931,520
Net cash flows provided by financing activities	—	5,931,520

Increase (decrease) in cash	(2,110,396)	4,840,898
Cash and cash equivalent, beginning of period	17,678,969	2,546,262
Cash and cash equivalents, end of period	$15,568,573	$7,387,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$682,150	$5,150

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$516,844	$456,987

Warrants issued in connection with senior secured convertible notes	$—	$1,471,105

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability	$(84,308)	$—	$—	$(84,308)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three months ended March 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$(168,805)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(84,497)
Transfers in and/out of Level 3	—
Ending balance at March 31, 2016	$(84,308)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 110,156,518 and 104,333,559 at March 31, 2016 and 2015, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2016 was approximately $15,569,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of March 31, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE13 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of March 31, 2016.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”) (except certain Warrants issued to HealthCor in 2011 as discussed in NOTE 11 and the warrants issued in connection with a private placement completed in April 2013 (the “Private Placement Warrants”). The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our common stock or “down round” provisions. In accordance with the accounting standards, we determined that these instruments qualify as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the Warrants issued to HealthCor and the Private Placement Warrants was computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of these Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments. As discussed in NOTE 11, the Warrants issued to HealthCor in 2011 were substantially amended and no longer contain down round provisions. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available). Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

Warrant Activity during the Three Months Ended March 31, 2016

During the three months ended March 31, 2016, no Warrants were issued and none were exercised or expired.

As of December 31, 2015, we recorded a warrant liability of $168,805 in our consolidated financial statements. At March 31, 2016, the Private Placement Warrants were re-valued with a fair value determination of $84,308, resulting in a difference of $84,497, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

Warrant Activity during the Three Months Ended March 31, 2015

On February 17, 2015, we entered into a Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant. (See NOTE 11 for further details.)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Three Months Ended March 31, 2015 (continued)

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

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2016, we granted options to purchase 20,000 shares of our Common Stock (the ‘‘Option(s)’’) to an employee. During the three months ended March 31, 2015, we granted 1,815,000 Options to certain employees and members of our board of directors. During those same three month periods, 65,002 and 41,002 Options, respectively, were canceled and 66,667 and 6,231,310 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Granted	20,000	$0.30	10.0	$—
Expired	(66,667)
Canceled	(65,002)
Balance at March 31, 2016	9,238,998	$0.58	7.4	$—
Vested and Exercisable at March 31, 2016	5,547,825	$0.62	6.7	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.39%	1.41-1.74%
Volatility	63.49%	61.00-71.86%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2016 and 2015 ($190,843 and $190,106, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2016, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $842,000, which is expected to be recognized over a weighted-average period of 1.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepaid expenses	$490,119	$467,137
Other current assets	3,060	3,938
TOTAL OTHER CURRENT ASSETS	$493,179	$471,075

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Network equipment	$11,762,725	$11,310,494
Office equipment	218,875	200,683
Vehicles	158,803	158,803
Test equipment	117,871	115,712
Furniture	84,094	81,838
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	12,357,013	11,882,175
Less: accumulated depreciation	(7,822,295)	(7,398,735)
TOTAL PROPERTY AND EQUIPMENT	$4,534,718	$4,483,440

Depreciation expense for the three months ended March 31, 2016 and 2015 was $423,560 and $409,634, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$591,747	$74,018	$517,729
Other intangible assets	56,263	43,473	12,790
TOTAL INTANGIBLE ASSETS	$648,010	$117,491	$530,519

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$420,137	$53,706	$366,431
Other intangible assets	56,263	41,929	14,334
TOTAL INTANGIBLE ASSETS	$476,400	$95,635	$380,765

Other assets consist of the following:

	March 31, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$136,763	$1,121,015
Prepaid financing costs	805,917	101,919	703,998
Deferred installation costs	1,825,804	1,323,523	502,281
Prepaid license fee	249,999	75,135	174,864
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,185,622	$1,637,340	$2,548,282

Other assets consist of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$91,840	$1,165,938
Deferred financing costs	805,917	74,070	731,847
Deferred installation costs	1,787,869	1,220,982	566,887
Prepaid license fee	249,999	71,037	178,962
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,147,687	$1,457,929	$2,689,758

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accrued taxes	$243,683	$235,162
Accrued insurance	135,059	—
Allowance for system removal	102,800	54,771
Accrued paid time off	68,007	108,526
Accrued professional services	11,284	67,500
Other accrued liabilities	25,210	13,267
TOTAL OTHER CURRENT LIABILITIES	$586,043	$479,226

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2016 as a result of the losses recorded during the three months ended March 31, 2016 and the additional losses expected for the remainder of 2016 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2016, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell 1,151,206 Warrants on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying condensed consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized as of March 31, 2013.

Hillcrest notified us of its desire to terminate its hospital agreement effective January 27, 2012. This termination resulted in the loss of monthly revenue totaling approximately $20,000, which revenue was used to make payments on our indebtedness to Rockwell. To date, we have incurred system removal costs of approximately $3,000 for removing our equipment from the hospital premises. We currently have approximately 100 units remaining on site at Hillcrest. Included in other current liabilities in the accompanying condensed consolidated financial statements is an allowance for system removal totaling $10,250 to reserve for the removal of the remaining units.

As of March 31, 2016, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,200,000. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2016. In October 2015, the expiration date of the Project Warrants was extended to November 16, 2017. All other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in October 2015 resulting in a $102,457 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Assets
Cash	$332	$2,146
Receivables	4,731	4,731
Total current assets	5,063	6,877
Property, net	43,463	50,382
Total assets	$48,526	$57,259

Liabilities
Accounts payable	$134,573	$132,170
Accrued interest	276,508	261,450
Other current liabilities	27,749	26,936
Notes payable	441,498	441,498
Mandatorily redeemable interest	441,498	441,498
Total liabilities	$1,321,826	$1,303,552

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 is as follows:

	March 31,
	2016	2015
Revenue	$7,097	$7,097
Network operations expense	4,164	4,164
General and administrative expense	813	1,130
Depreciation	12,133	12,467
Total operating costs	17,110	17,761
Operating loss	(10,013)	(10,664)
Other expense	(22,207)	(21,780)
Loss before taxes	(32,220)	(32,444)
Provision for taxes	—	—
Net loss	(32,220)	(32,444)
Net loss attributable to noncontrolling interest	(16,110)	(16,222)
Net loss attributable to CareView Communications, Inc.	$(16,110)	$(16,222)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) (the “HealthCor Purchase Agreement”) with HealthCor. Pursuant to the terms HealthCor Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of March 31, 2016, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 30,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of March 31, 2016, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 7,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2016, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 16,000,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2016, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 11,000,000 to the New Investors.

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three months ended March 31, 2016 and 2015, we recorded a BCF of $516,844 and $456,987, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment (continued)

recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $592,688 and $552,066 in interest expense for the three months ended March 31, 2016 and 2015, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at March 31, 2016 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,450 in financing costs for the three months ended March 31, 2016 related to this transaction.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“PDL” or the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC. (Continued)

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For the three months ended March 31, 2016, $44,922 was amortized to interest expense. For the period from June 25, 2015 through December 31, 2015, $91,840 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For the three months ended March 31, 2016, $27,849 was amortized to interest expense. For the period from June 25, 2015 through December 31, 2015, $74,071 has been amortized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2015. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “CareView,” or “Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

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

CareView’s secure video monitoring system connects the patient room to a touch-screen monitor at the nursing station or a mobile handheld device, allowing the nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and facilitates a host of modules for patient safety and workflow improvements. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA’) compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

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

Events Occurring During First Quarter 2016

During the three months ended March 31, 2016, we granted options to purchase 20,000 shares of our Common Stock (the ‘‘Option(s)’’) to an employee. Also during the same three month period, 65,002 Options were canceled and 66,667 Options expired.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of April 30, 2016. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
106	9,160	8,148	131,158	56,239	36,750

______________________

(*) This number represents management’s best estimate of the number of units available to us in hospitals that are currently under contract. We assume that in any given acute care facility, our products and services are appropriate for deployment in approximately 70% of the total staffed beds. If we have specific information from a current contracted or pilot hospital that the number of potential units in that hospital is either higher or lower than 70%, specific number has been used in the aggregate estimate.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three months ended March 31,
	2016	2015	Change
	(000’s)
Revenue	$1,496	$1,001	$495
Operating expenses	3,123	2,507	616
Operating loss	(1,627)	(1,506)	(121)
Other, net	(3,057)	(2,282)	(775)
Net loss	(4,684)	(3,788)	(896)

Net income (loss) attributable to noncontrolling interest	(16)	(16)	—
Net loss attributed to CareView	$(4,668)	$(3,772)	$(896)

Revenue

Revenue increased approximately $495,000 for the three months ended March 31, 2016 as compared to the same period in 2015. This increase is a direct result of hospitals with billable units improving from 93 on March 31, 2015 to 94 on March 31, 2016. Of the 94 hospitals with billable units on March 31, 2016, two hospital groups accounted for 46% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,227 (7,658 and 569, respectively) on March 31, 2016 as compared to 5,411 (5,091 and 320, respectively) on March 31, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2016	2015
Human resource costs, including non-cash compensation	48%	48%
Professional and consulting costs	8%	2%
Depreciation and amortization	14%	17%
Oher product deployment costs	10%	7%
Travel and entertainment expense	9%	12%
Other expenses, net	11%	14%

Operating expenses increased by 25% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$283
Professional and consulting costs	189
Other product deployment costs, excluding human resources and travel and entertainment expense	148
Depreciation and amortization	30
Decrease:
Travel and entertainment expense	(14)
Other expenses	(20)
$616

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended March 31, 2016 compared to the same period in 2015. While we had 72 employees at March 31, 2016 as compared to 56 for the comparable date for the prior year, on average we employed 74 employees over the course of current period as compared to 54 for the comparable prior year period. Professional and consulting fees increased approximately $189,000. The increase in product deployment costs is primarily a result of a $48,000 accrual for product removal costs recorded during the three months ended March 31, 2016 coupled with a reversal of $98,500 in previously accrued product removal costs recovered during the three months ended March 31, 2015.

Other, net

Other non-operating income and expense increased by $775,000, or 34%, for the three months ended March 31, 2016 in comparison to the same period in 2015, primarily a result of an increase in interest expense related to the HealthCor and PLD funding transactions, partially offset by the favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $323,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying the $16,000 net loss attributed to noncontrolling interests, our first quarter 2016 net loss of $4,668,000 increased $896,000, or 24%, as compared to the $3,772,000 net loss for the first quarter of 2015.

Liquidity and Capital Resources

Our cash position at March 31, 2016 was approximately $15,569,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of March 31, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 13 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2016.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 30, 2016 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2016.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	5/13/16	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	5/13/16	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	5/13/16	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	5/13/16	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 13, 2016

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

