Form 10-Q
period 2016-06-30
CareView Communications Inc
filed 2016-08-15
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 15, 2016 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,086,306	$17,678,969
Accounts receivable, net	1,057,554	1,176,404
Other current assets	398,258	471,075
Total current assets	15,542,118	19,326,448

Property and equipment, net	4,331,382	4,483,440

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	565,262	380,765
Other assets	2,410,096	2,689,758
	6,225,358	6,320,523
Total assets	$26,098,858	$30,130,411

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$337,944	$332,402
Notes payable	440,637	441,498
Mandatorily redeemable equity in joint venture	440,637	441,498
Accrued interest	294,812	261,450
Other current liabilities	630,837	479,226
Total current liabilities	2,144,867	1,956,074

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $22,751,154 and $23,041,363, respectively	37,451,308	33,729,093
Loan payable	20,000,000	20,000,000
Fair value of warrant liability	11,785	168,805
Total long-term liabilities	57,463,093	53,897,898
Total liabilities	59,607,960	55,853,972

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,803,065	82,434,461
Accumulated deficit	(116,918,332)	(107,795,712)
Total CareView Communications Inc. stockholders’ deficit	(32,975,886)	(25,221,870)
Noncontrolling interest	(533,216)	(501,691)
Total stockholders’ deficit	(33,509,102)	(25,723,561)
Total liabilities and stockholders’ deficit	$26,098,858	$30,130,411

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues, net	$1,534,116	$1,266,391	$3,029,909	$2,266,945

Operating expenses:
Network operations	1,135,494	1,304,973	2,287,601	2,135,067
General and administration	912,280	923,056	1,967,138	1,761,365
Sales and marketing	153,353	233,154	375,041	430,776
Research and development	328,389	306,445	577,487	531,641
Depreciation and amortization	451,569	442,248	896,985	858,152
Total operating expense	2,981,085	3,209,876	6,104,252	5,717,001

Operating loss	(1,446,969)	(1,943,485)	(3,074,343)	(3,450,056)

Other income and (expense)
Interest expense	(3,099,911)	(2,217,846)	(6,251,468)	(4,263,747)
Change in fair value of warrant liability	72,523	225,147	157,020	(12,954)
Interest income	4,468	1,342	9,438	2,485
Other income	88	615	5,208	1,740
Total other income (expense)	(3,022,832)	(1,990,742)	(6,079,802)	(4,272,476)

Loss before taxes	(4,469,801)	(3,934,227)	(9,154,145)	(7,722,532)

Provision for income taxes	—	—	—	—

Net loss	(4,469,801)	(3,934,227)	(9,154,145)	(7,722,532)

Net loss attributable to noncontrolling interest	(15,415)	(16,482)	(31,525)	(32,704)

Net loss attributable to CareView Communications, Inc.	$(4,454,386)	$(3,917,745)	$(9,122,620)	$(7,689,828)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2016 TO JUNE 30, 2016

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Total

Balance, January 1, 2016	139,380,748	$139,381	$82,434,461	$(107,795,712)	$(501,691)	$(25,723,561)

Stock options granted as compensation	—	—	380,535	—	—	380,535

Beneficial conversion features for senior secured convertible notes	—	—	988,069	—	—	988,069

Net loss	—	—	—	(9,122,620)	(31,525)	(9,154,145)

Balance, June 30, 2016	39,380,748	$139,381	$83,803,065	$(116,918,332)	$(533,216)	$(33,509,102)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,154,145)	$(7,722,532)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	863,456	838,300
Provision for doubtful accounts	—	5,588
Amortization of debt discount and debt costs	1,278,278	1,110,863
Amortization of deferred installation costs	190,635	168,607
Amortization of deferred debt issuance and debt financing costs	145,542	2,431
Amortization of intangible assets	33,529	19,852
Amortization of prepaid expense	—	15,915
Interest incurred and paid in kind	3,432,006	3,089,342
Stock based compensation related to options granted	380,535	410,033
Loss on disposal of assets	1,459	43,740
Change in fair value of warrant liability	(157,020)	12,954
Changes in operating assets and liabilities:
Accounts receivable	118,850	(215,176)
Other current assets	75,992	(73,306)
Other assets	8,197	(747,283)
Accounts payable	5,542	266,512
Accrued expenses and other current liabilities	184,973	363,605
Net cash flows used in operating activities	(2,592,171)	(2,410,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(712,857)	(580,053)
Payment for deferred installation costs	(64,712)	(159,069)
Patent and trademark costs	(221,201)	(52,527)
Net cash flows used in investing activities	(998,770)	(791,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loan payable	—	5,901,445
Repayment of note payable	(861)	—
Repayment of mandatorily redeemable equity in joint venture	(861)	—
Net cash flows (used in) provided by financing activities	(1,722)	5,901,445

Increase (decrease) in cash	(3,592,663)	2,699,241
Cash and cash equivalent, beginning of period	17,678,969	2,546,262
Cash and cash equivalents, end of period	$14,086,306	$5,245,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,362,550	$10,170

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$988,069	$928,256

Warrants issued in connection with senior secured convertible notes	$—	$1,471,105

Warrants issued in connection with credit facility	$—	$1,257,778

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability	$(11,785)	$—	$—	$(11,785)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the six months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2016	$(168,805)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	157,020
Transfers in and/out of Level 3	—
Ending balance at June 30, 2016	$(11,785)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 111,459,660 and 110,516,873 at June 30, 2016 and 2015, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, (“FASB”), issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2016 was approximately $14,086,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN (Continued)

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of June 30, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE13 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of June 30, 2016.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Six Months Ended June 30, 2016

During the six months ended June 30, 2016, no Warrants were issued and none were exercised or expired.

As of December 31, 2015, we recorded a warrant liability of $168,805 in our consolidated financial statements. At June 30, 2016, the Private Placement Warrants were re-valued with a fair value determination of $11,785, resulting in a difference of $157,020, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

Warrant Activity during the Six Months Ended June 30, 2015

On June 26, 2015, in conjunction with the PLD Credit Agreement, we issued a warrant to purchase 4,444,445 shares of our Common Stock, subject to adjustment as described therein (the “PDL Warrant”). The PDL Warrant has an exercise price of $0.45, a fair value of $1,257,778, and expires on June 26, 2025 (see NOTE 12 for further details).

On February 17, 2015, we entered into a Fifth Amendment to the Note and Warrant Purchase Agreement with HealthCor and certain other investors and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000, with a conversion price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) and (ii) additional Warrants for an aggregate of up to 3,692,307 shares of our Common Stock at an exercise price per share equal to $0.52 (subject to adjustment for standard anti-dilution provisions) (the “Fifth Amendment Warrants”). The fair value of the convertible debt and the Fifth Amendment Warrants was determined to be $7,336,615, resulting in a relative fair value of $1,093,105 for the Fifth Amendment Warrants on the date of grant (see NOTE 11 for further details).

On March 31, 2015, we issued HealthCor a Warrant for up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the Purchase Agreement. This Warrant has an exercise price of $0.53 per share and an expiration date of March 31, 2025 (see NOTE 11 for further details).

During the six months ended June 30, 2015, warrants to purchase an aggregate of 2,892,686 shares of our Common Stock expired.

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2016, we granted options to purchase 20,000 shares of our Common Stock (the ‘‘Option(s)’’) to an employee. During the six months ended June 30, 2015, we granted 1,815,000 Options to certain employees and members of our board of directors. During those same six month periods, 118,336 and 77,837 Options, respectively, were canceled and 126,665 and 6,261,308 Options, respectively, expired.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Granted	20,000	$0.30		$—
Expired	(126,665)
Canceled	(118,336)
Balance at June 30, 2016	9,125,666	$0.57	7.1	$—
Vested and Exercisable at June 30, 2016	5,694,496	$0.63	6.5	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.39%	1.41-1.74%
Volatility	63.49%	71.30-71.86%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2016 and 2015 ($380,467 and $410,034, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2016, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $642,200, which is expected to be recognized over a weighted-average period of 1.3 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepaid expenses	$390,662	$467,137
Other current assets	7,596	3,938
TOTAL OTHER CURRENT ASSETS	$398,258	$471,075

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Network equipment	$11,963,452	$11,310,494
Office equipment	224,423	200,683
Vehicles	161,584	158,803
Test equipment	141,032	115,712
Furniture	85,156	81,838
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	12,590,292	11,882,175
Less: accumulated depreciation	(8,258,910)	(7,398,735)
TOTAL PROPERTY AND EQUIPMENT	$4,331,382	$4,483,440

Depreciation expense for the six months ended June 30, 2016 and 2015 was $863,456 and $838,300, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$637,745	$80,554	$557,191
Other intangible assets	53,088	45,017	8,071
TOTAL INTANGIBLE ASSETS	$690,833	$125,571	$565,262

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$420,137	$53,706	$366,431
Other intangible assets	56,263	41,929	14,334
TOTAL INTANGIBLE ASSETS	$476,400	$95,635	$380,765

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	June 30, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$181,684	$1,076,094
Prepaid financing costs	805,917	129,768	676,149
Deferred installation costs	1,852,581	1,411,617	440,964
Prepaid license fee	249,999	79,234	170,765
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,212,399	$1,802,303	$2,410,096

Other assets consist of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$91,840	$1,165,938
Deferred financing costs	805,917	74,070	731,847
Deferred installation costs	1,787,869	1,220,982	566,887
Prepaid license fee	249,999	71,037	178,962
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,147,687	$1,457,929	$2,689,758

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accrued taxes	$251,530	$235,162
Allowance for system removal	149,750	54,771
Accrued paid time off	101,285	108,526
Accrued insurance	70,430	—
Accrued professional services	35,000	67,500
Other accrued liabilities	22,842	13,267
TOTAL OTHER CURRENT LIABILITIES	$630,837	$479,226

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2016 as a result of the losses recorded during the six months ended June 30, 2016 and the additional losses expected for the remainder of 2016 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2016, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

As of June 30, 2016, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,176,000. On February 19, 2015, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2016. In October 2015, the expiration date of the Project Warrants was extended to November 16, 2017. All other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in October 2015 resulting in a $102,457 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Assets
Cash	$268	$2,146
Receivables	4,731	4,731
Total current assets	4,999	6,877
Property, net	36,544	50,382
Total assets	$41,543	$57,259

Liabilities
Accounts payable	$136,975	$132,170
Accrued interest	294,812	261,450
Other current liabilities	27,396	26,936
Notes payable	440,637	441,498
Mandatorily redeemable interest	440,637	441,498
Total liabilities	$1,340,457	$1,303,552

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 is as follows:

	June 30,
	2016	2015

Revenue	$14,194	$14,194
Network operations expense	8,329	8,328
General and administrative expense	460	1,485
Depreciation	24,265	24,492
Total operating costs	33,054	34,305
Operating loss	(18,860)	(20,111)
Other expense	(44,190)	(45,296)
Loss before taxes	(63,050)	(65,407)
Provision for taxes	—	—
Net loss	(63,050)	(65,407)
Net loss attributable to noncontrolling interest	(31,525)	(32,704)
Net loss attributable to CareView Communications, Inc.	$(31,525)	$(32,703)

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2016, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 30,182,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of June 30, 2016, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 6,888,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2016, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 16,912,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2016, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,276,000 to HealthCor and 11,378,000 to the New Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and six months ended June 30, 2016, we recorded a BCF of $471,225 and $988,069, respectively, and during the three and six months ended June 30, 2015, we recorded a BCF of $471,268 and $928,255, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $656,689 and $558,797 in interest expense for the three months June 30, 2016 and 2015, respectively, and $1,249,377 and $1,110,863 in interest expense for the six months June 30, 2016 and 2015, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at June 30, 2016 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 and $28,901 in financing costs for the three and six months ended June 30, 2016 related to this transaction.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“PDL” or the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For the three and six months ended June 30, 2016, $44,922 and $89,844 was amortized to interest expense. For the period from June 25, 2015 through June 30, 2015, $2,431 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For the three and six months ended June 30, 2016, $27,849 and $55,698 was amortized to interest expense. For the period from June 25, 2015 through June 30, 2015, $1,464 was amortized to interest expense.

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

Throughout this Report, the terms “we,” “us,” “our,” “CareView,” or “Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”) and its LLCs, CareView-Hillcrest and CareView-Saline, determined to be variable interest entities (“VIEs”) in which the Company exercises control and is deemed the Primary Beneficiary (collectively known as the “Company’s LLCs”).

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

Quarterly Update to Products and Services Agreement with Healthcare Facilities

             We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the "P&S Agreement(s)").  During the term of the P&S Agreement, we provide continuous monitoring of the CareView System's products and services deployed to the healthcare facility and maintain and service all equipment installed by us.  Terms of each P&S Agreement require the hospital to pay us a monthly subscription fee based on the number of selected, installed and activated services.  None of the services provided through the Primary Package or GuestView are paid or reimbursed by any third party provider including insurance companies, Medicare or Medicaid. We also enter into corporate-wide agreements with health systems (the "Master Agreement(s)"), wherein the hospitals that are a part of a health system enter into individual facility level agreements that are substantially similar to our P&S Agreements.

 Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs ("P&S Pilot Agreements") contain pricing terms substantially similar to P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required.  We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it, although we may charge for repairs or replacements due to damage or misuse.  We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers.  We grant each medical facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System suite to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System suite in real time.  Such non-exclusive license expires upon termination of the P&S Agreement.

             We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite.  The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station and mobile devices (each component referred to as a "unit").  The term "bed" refers to each hospital bed as part of the overall potential volume that a hospital represents.  For example, if a hospital has 200 beds, the aggregate of those beds is the overall potential volume of that hospital.  The term "bed" is often used interchangeably with "RCP" or "Room Control Platform" as this component of the system consistently resides within each hospital room where the "bed" is located.  On average, there are six Nurse Stations for each 100 beds.  The term "deployed" means that the units have been delivered to the hospital, but have not yet been installed at their respective locations within the hospital.  The term "installed" means that the units have been mounted and are operational.  The term "billable" refers to the aggregate of all units on which we charge fees.  Units become billable once they are installed and the required personnel have been trained in their use.  Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

             During the period, we added the following new Agreements:

Hospital Corporation of America

             On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America ("HCA"), the nation's leading provider of healthcare services, which division has approximately 3,300 beds. The three-year divisional Master Agreement follows the successful paid pilot agreement with HCA's Blake Medical Center. To date, we have installed approximately 130 beds and are on track to install an approximate 600 additional beds before the end of 2016. We anticipate achieving a 50% penetration in the division.

           The Community Medical Centers HealthCare Network-Central California

We entered into a P&S Agreement with Community Regional Medical Center on April 6, 2016 and a paid pilot agreement with Clovis Community Medical Center on July 7, 2016, both owned by The Community Medical Centers HealthCare Network-Central California ("Community Medical HealthCare"), which has approximately 1,120 beds. We have begun the initial rollout of 73 beds at Community Regional Medical Center and have installed 60 beds at Clovis Community Medical Center. Community Medical HealthCare plans on expanding the CareView System rollout over time.

 Existing Customers

               We continue to work to roll-out systems to our existing customer base including Tenet HealthSystem Medical, Inc., Community Health Systems, Inc. and Kaiser Permanente.

Strategic Expansion into Nursing Homes, Skilled Nursing and Assisted Living Center Markets

               We always intended to expand into the skilled nursing and assisted living center markets.  With the adoption of our technology, the traction of our products in the hospital space and the combined interest from new and existing customers, our management believes that it is time to pursue the market for skilled nursing homes and assisted living centers.

 The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms. To service this intended expansion, we have hired sales staff to pursue new business in these markets and we anticipate that we will sign new contracts in these markets before the end of the year.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of July 31, 2016 [the numbers for the table below will be provide at the end of the first week of August]. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
109	9,504	8,244	130,922	56,249	36,750

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three months ended June 30,
	2016	2015	Change
	(000’s)
Revenue	$1,534	$1,266	$268
Operating expenses	2,981	3,210	(229)
Operating loss	(1,447)	(1,944)	497
Other, net	(3,023)	(1,991)	(1,032)
Net loss	(4,470)	(3,935)	(535)
Net income (loss) attributable to noncontrolling interest	(15)	(17)	2
Net loss attributed to CareView	$(4,455)	$(3,918)	$(537)

Revenue

Revenue increased approximately $268,000 for the three months ended June 30, 2016 as compared to the same period in 2015. This increase is a direct result of hospitals with billable units improving from 85 on June 30, 2015 to 92 on June 30, 2016. Of the 92 hospitals with billable units on June 30, 2016, two hospital groups accounted for 43% of the total. Billable units (Room Control Platforms (“RCPs”) and Nurse Stations) for all hospitals totaled 8,078 on June 30, 2016 compared to 6,897 on June 30, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2016	2015
Human resource costs, including non-cash compensation	52%	44%
Professional and consulting costs	5%	5%
Depreciation and amortization	15%	14%
Other product deployment costs, excluding human resources and travel and entertainment expense	9%	14%
Travel and entertainment expense	9%	12%
Other expenses, net	10%	11%

Operating expenses decreased by 7% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$115
Depreciation and amortization	9
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(176)
Travel and entertainment expense	(107)
Professional and consulting costs	(11)
Other expenses	(59)
$(229)

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended June 30, 2016 compared to the same period in 2015. While we had 76 employees at June 30, 2016 as compared to 70 for the comparable date for the prior year, on average we employed 73 employees over the course of current period as compared to 58 for the comparable prior year period. The decrease in product deployment costs is primarily a result of reductions in non-capitalizable installation component (approximately $204,000), installation expense (approximately $54,000), and freight expense (approximately $36,000) during the three months ended June 30, 2016 coupled with a reversal of approximately $118,000 in previously accrued product removal costs recovered during the three months ended June 30, 2015. The decrease in travel and entertainment is directly related to a reduction in unit installations compared to the same period in 2015.

Other, net

Other non-operating income and expense increased by approximately $1,032,000, or 52%, for the three months ended June 30, 2016 in comparison to the same period in 2015, primarily a result of an increase in interest expense related to the HealthCor and PLD funding transactions and an unfavorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $153,000, partially offset by interest and other income of approximately $5,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $15,000 in net loss attributed to noncontrolling interests, our second quarter 2016 net loss of approximately $4,454,000 increased approximately $536,000, or 14%, as compared to approximately $3,918,000 in net loss for the second quarter of 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six months ended June 30,
	2016	2015	Change
	(000’s)
Revenue	$3,030	$2,267	$763
Operating expenses	6,104	5,717	387
Operating loss	(3,074)	(3,450)	376
Other, net	(6,080)	(4,273)	(1,807)
Net loss	(9,154)	(7,723)	(1,431)
Net income (loss) attributable to noncontrolling interest	(31)	(33)	2
Net loss attributed to CareView	$(9,123)	$(7,690)	$(1,433)

Revenue

Revenue increased approximately $763,000 for the six months ended June 30, 2016 compared to the same period in 2015. This increase is a direct result of hospitals with billable units improving from 85 on June 30, 2015 to 92 on June 30, 2016. Of the 92 hospitals with billable units on June 30, 2016, two hospital groups accounted for 43% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,078 on June 30, 2016 compared to 6,897 on June 30, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2016	2015
Human resource costs, including non-cash compensation	50%	46%
Professional and consulting costs	7%	4%
Depreciation and amortization	15%	15%
Other product deployment costs, excluding human resources and travel and entertainment expense	9%	11%
Travel and entertainment expense	9%	12%
Other expenses, net	10%	12%

Operating expenses increased by 7% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$398
Professional and consulting costs	178
Depreciation and amortization	39
Decrease:
Travel and entertainment expense	(122)
Other expenses	(78)
Other product deployment costs, excluding human resources and travel and entertainment expense	(28)
$387

As discussed in the three month ending June 30, 2016 presentation above, the change in human resource costs is related to our increase in personnel. Professional and consulting fees increased approximately $178,000. The reduction in travel and entertainment expense is directly related to our reduction in installed unit. The decrease in product deployment costs is primarily a result of reductions in non-capitalizable installation component (approximately $226,000), installation expense (approximately $52,000), and freight expense (approximately $33,000), partially offset by an increase in product removal costs (approximately $62,000) and all other costs (approximately $5,000) during the three months ended June 30, 2016 coupled with a reversal of approximately $216,000 in previously accrued product removal costs recovered during the six months ended June 30, 2015.

Other, net

Other non-operating income and expense increased by approximately $1,807,000, or 42%, for the six months ended June 30, 2016 in comparison to the same period in 2015, primarily a result of an increase in interest expense related to the HealthCor and PLD funding transactions, partially offset by the favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $170,000 and interest and other income of approximately $10,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $31,000 in net loss attributed to noncontrolling interests, the six months ended June 30, 2016 net loss of approximately $9,123,000 increased approximately $1,433,000, or 19%, as compared to approximately $7,690,000 in net loss for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our cash position at June 30, 2016 was approximately $14,086,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of June 30, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 12 in the accompanying condensed consolidated financial statements for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2016.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 30, 2016 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2016.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, (“FASB”), issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	8/15/16	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	8/15/16	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	8/15/16	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	8/15/16	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2016

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

