Form 10-Q
period 2016-09-30
CareView Communications Inc
filed 2016-11-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 14, 2016 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$12,253,343	$17,678,969
Accounts receivable, net	994,780	1,176,404
Other current assets	283,671	471,075
Total current assets	13,531,794	19,326,448

Property and equipment, net	4,234,599	4,483,440

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	567,436	380,765
Other assets	2,334,321	2,689,758
	6,151,757	6,320,523
Total assets	$23,918,150	$30,130,411

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$280,439	$332,402
Notes payable	439,617	441,498
Mandatorily redeemable equity in joint venture	439,617	441,498
Accrued interest	311,838	261,450
Other current liabilities	642,657	479,226
Total current liabilities	2,114,168	1,956,074

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $22,472,630 and $23,041,363, respectively	39,375,364	33,729,093
Loan payable	20,000,000	20,000,000
Fair value of warrant liability	2,964	168,805
Total long-term liabilities	59,378,328	53,897,898
Total liabilities	61,492,496	55,853,972

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,451,172	82,434,461
Accumulated deficit	(121,615,924)	(107,795,712)
Total CareView Communications Inc. stockholders’ deficit	(37,025,371)	(25,221,870)
Noncontrolling interest	(548,975)	(501,691)
Total stockholders’ deficit	(37,574,346)	(25,723,561)
Total liabilities and stockholders’ deficit	$23,918,150	$30,130,411

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues, net	$1,494,622	$1,387,810	$4,524,531	$3,654,755

Operating expenses:
Network operations	1,211,441	1,215,417	3,499,042	3,350,484
General and administration	866,174	855,008	2,833,312	2,616,373
Sales and marketing	216,840	163,265	591,881	594,041
Research and development	347,623	283,927	925,110	815,568
Depreciation and amortization	453,495	437,378	1,350,480	1,295,530
Total operating expense	3,095,573	2,954,995	9,199,825	8,671,996

Operating loss	(1,600,951)	(1,567,185)	(4,675,294)	(5,017,241)

Other income and (expense)
Interest expense	(3,157,936)	(2,276,146)	(9,409,404)	(6,539,893)
Change in fair value of warrant liability	8,821	(21,326)	165,841	(34,280)
Interest income	4,114	885	13,552	3,370
Other income	32,601	13,983	37,809	15,723
Total other income (expense)	(3,112,400)	(2,282,604)	(9,192,202)	(6,555,080)

Loss before taxes	(4,713,351)	(3,849,789)	(13,867,496)	(11,572,321)

Provision for income taxes	—	—	—	—

Net loss	(4,713,351)	(3,849,789)	(13,867,496)	(11,572,321)

Net loss attributable to noncontrolling interest	(15,759)	(16,237)	(47,284)	(48,941)

Net loss attributable to CareView Communications, Inc.	$(4,697,592)	$(3,833,552)	$(13,820,212)	$(11,523,380)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2016 TO SEPTEMBER 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2016	139,380,748	$139,381	$82,434,461	$(107,795,712)	$(501,691)	$(25,723,561)

Stock options granted as compensation	—	—	565,806	—	—	565,806

Beneficial conversion features for senior secured convertible notes	—	—	1,450,905	—	—	1,450,905

Net loss	—	—	—	(13,820,212)	(47,284)	(13,867,496)

Balance, September 30, 2016	139,380,748	$139,381	$84,451,172	$(121,615,924)	$(548,975)	$(37,574,346)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(13,867,496)	$(11,572,321)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,306,621	1,266,820
Amortization of debt discount and debt costs	2,019,638	1,679,157
Amortization of deferred installation costs	263,456	255,808
Amortization of deferred debt issuance and debt financing costs	218,314	46,189
Amortization of intangible assets	43,859	28,710
Amortization of prepaid expense	—	28,902
Interest incurred and paid in kind	5,077,537	4,757,529
Stock based compensation related to options granted	565,806	581,196
(Gain) loss on disposal of assets	2,824	43,740
Change in fair value of warrant liability	(165,841)	(34,280)
Changes in operating assets and liabilities:
Accounts receivable	181,624	(295,456)
Other current assets	190,579	(34,294)
Other assets	12,295	(715,362)
Accounts payable	(51,963)	167,278
Accrued expenses and other current liabilities	213,819	273,501
Net cash flows used in operating activities	(3,988,928)	(3,522,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,060,605)	(742,386)
Payment for deferred installation costs	(138,627)	(277,132)
Patent and trademark costs	(233,704)	(70,443)
Software and website costs	—	(1,624)
Net cash flows used in investing activities	(1,432,936)	(1,091,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loan payable	—	5,901,445
Repayment of note payable	(1,881)	—
Repayment of mandatorily redeemable equity in joint venture	(1,881)	—
Net cash flows (used in) provided by financing activities	(3,762)	5,901,445

Increase (decrease) in cash	(5,425,626)	1,286,977
Cash and cash equivalent, beginning of period	17,678,969	2,546,262
Cash and cash equivalents, end of period	$12,253,343	$3,833,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,040,989	$11,470
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$1,450,905	$1,414,251
Warrants issued in connection with senior secured convertible notes	$—	$1,257,778
Warrants issued in connection with credit facility	$—	$1,471,105

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability	$(2,964)	$—	$—	$(2,964)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine months ended September 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at January 1, 2016	$(168,805)
Issuances of derivative liabilities	—
Change in fair value of warrant liability	(165,841)
Transfers in and/out of Level 3	—
Ending balance at September 30, 2016	$(2,964)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling 113,426,324 and 109,254,513 at September 30, 2016 and 2015, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at September 30, 2016 was approximately $12,253,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of September 30, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE13 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of September 30, 2016.

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

Warrant Activity during the Nine Months Ended September 30, 2016

During the three months ended September 30, 2016, no Warrants were issued and none were exercised or expired.

As of December 31, 2015, we recorded a warrant liability of $168,805 in our consolidated financial statements. At September 30, 2016, the Private Placement Warrants were re-valued with a fair value determination of $2,964, resulting in a difference of $165,841, which was included as change in fair value of warrant liability in other income and expense in the accompanying condensed consolidated financial statements.

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

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2016, we granted options to purchase 105,000 shares of our Common Stock (the ‘‘Option(s)’’) to an employee. During the nine months ended September 30, 2015, we granted 1,340,000 Options to certain employees and members of our board of directors. During those same nine month periods, 135,003 and 211,173 Options, respectively, were canceled and 153,331 and 6,272,973 Options, respectively, expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Granted	105,000	$0.11	9.8	$—
Expired	(153,331)
Canceled	(135,003)
Balance at September 30, 2016	9,167,333	$0.57	6.9	$—
Vested and Exercisable at September 30, 2016	5,677,830	$0.63	6.3	$—

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.13-1.39%	1.41-1.74%
Volatility	63.49-67.04%	61.00-71.86%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2016 and 2015 ($565,806 and $581,196, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2016, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $457,239, which is expected to be recognized over a weighted-average period of 1.3 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepaid expenses	$277,479	$467,137
Other current assets	6,192	3,938
TOTAL OTHER CURRENT ASSETS	$283,671	$471,075

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Network equipment	$12,284,018	$11,310,494
Office equipment	228,752	200,683
Vehicles	161,584	158,803
Test equipment	159,330	115,712
Furniture	87,646	81,838
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	12,935,975	11,882,175
Less: accumulated depreciation	(8,701,376)	(7,398,735)
TOTAL PROPERTY AND EQUIPMENT	$4,234,599	$4,483,440

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $1,306,621 and $1,266,820, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$653,842	$92,916	$560,926
Other intangible assets	53,087	46,577	6,510
TOTAL INTANGIBLE ASSETS	$706,929	$139,493	$567,436

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$420,137	$53,706	$366,431
Other intangible assets	56,263	41,929	14,334
TOTAL INTANGIBLE ASSETS	$476,400	$95,635	$380,765

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

Other assets consist of the following:

	September 30, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$226,606	$1,031,172
Prepaid financing costs	805,917	157,618	648,299
Deferred installation costs	1,926,496	1,484,437	442,059
Prepaid license fee	249,999	83,332	166,667
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,286,314	$1,951,993	$2,334,321

Other assets consist of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$91,840	$1,165,938
Deferred financing costs	805,917	74,070	731,847
Deferred installation costs	1,787,869	1,220,982	566,887
Prepaid license fee	249,999	71,037	178,962
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,147,687	$1,457,929	$2,689,758

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accrued taxes	$252,113	$235,162
Allowance for system removal	160,500	54,771
Accrued paid time off	155,159	108,526
Accrued insurance	28,172	—
Other accrued liabilities	25,429	13,267
Accrued professional services	21,284	67,500
TOTAL OTHER CURRENT LIABILITIES	$642,657	$479,226

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2016 as a result of the losses recorded during the nine months ended September 30, 2016 and the additional losses expected for the remainder of 2016 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2016, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

As of September 30, 2016, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,191,000. On July 1, 2016, the Project Notes and Rockwell’s Preferential Returns due dates were extended to June 30, 2017. In October 2015, the expiration date of the Project Warrants was extended to November 16, 2017. All other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in October 2015 resulting in a $102,457 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets
Cash	$1,196	$2,146
Receivables	2,578	4,731
Total current assets	3,774	6,877
Property, net	29,549	50,382
Total assets	$33,323	$57,259

Liabilities
Accounts payable	$139,379	$132,170
Accrued interest	311,838	261,450
Other current liabilities	28,035	26,936
Notes payable	439,617	441,498
Mandatorily redeemable interest	439,617	441,498
Total liabilities	$1,358,486	$1,303,552

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 is as follows:

	September 30,
	2016	2015

Revenue	$21,291	$21,291
Network operations expense	12,492	12,492
General and administrative expense	460	2,331
Depreciation	36,531	36,791
Total operating costs	49,483	51,614
Operating loss	(28,192)	(30,323)
Other expense	(66,376)	(67,559)
Loss before taxes	(94,568)	(97,882)
Provision for taxes	—	—
Net loss	(94,568)	(97,882)
Net loss attributable to noncontrolling interest	(47,284)	(48,941)
Net loss attributable to CareView Communications, Inc.	$(47,284)	$(48,941)

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of September 30, 2016, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 30,936,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of September 30, 2016, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 7,103,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2016, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 17,441,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of September 30, 2016, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,347,000 to HealthCor and 11,734,000 to the New Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and nine months ended September 30, 2016, we recorded a BCF of $462,836 and $1,450,905, respectively, and during the three and nine months ended September 30, 2015, we recorded a BCF of $485,996 and $1,414,251, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $726,910 and $742,450 in interest expense for the three months September 30, 2016 and 2015, respectively, and $1,976,287 and $2,289,673 in interest expense for the nine months September 30, 2016 and 2015, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at September 30, 2016 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 and $43,352 in financing costs for the three and nine months ended September 30, 2016 related to this transaction.

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

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

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

Accounting Treatment

In connection with the PDL Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the PDL Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For the three and nine months ended September 30, 2016, $44,922 and $134,766, respectively, was amortized to interest expense. For the three months ended September 30, 2015 and for the period from June 25, 2015 through September 30, 2015, $2,431 and $46,189, respectively, was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the PDL Credit Agreement. For the three and nine months ended September 30, 2016, $27,849 and $83,547, respectively, was amortized to interest expense. For the three months ended September 30, 2015 and for the period from June 25, 2015 through September 30, 2015, $1,464 and $27,822, respectively was amortized to interest expense.

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

Quarterly Update to Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the "P&S Agreement(s)"). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System's products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed and activated services. None of the services provided through the Primary Package or GuestView module are paid or reimbursed by any third-party provider including insurance companies, Medicare or Medicaid. We also enter into corporate-wide agreements with healthcare companies(the "Master Agreement(s)"), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially similar to our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs ("P&S Pilot Agreements") contain pricing terms substantially similar to P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView System suite to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System suite in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station, and mobile devices (each component referred to as a "unit"). The term "bed" refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term "bed" is often used interchangeably with "RCP" or "Room Control Platform" as this component of the CareView System consistently resides within each room where the "bed" is located. On average, there are six Nurse Stations for each 100 beds. The term "deployed" means that the units have been delivered to the healthcare facility, but have not yet been installed at their respective locations within the facility. The term "installed" means that the units have been mounted and are operational. The term "billable" refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

During the period, we added the following new Agreements:

Existing Customers

Hospital Corporation of America

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America ("HCA"), the nation's leading provider of healthcare services, which division has approximately 3,300 beds. The three-year divisional Master Agreement follows the successful paid P&S Pilot Agreement with HCA's Blake Medical Center. To date, we have installed 602 beds and are on track to install nine additional beds before the end of 2016. We anticipate achieving a 50% penetration in the division.

During the period we signed 10 P&S Agreements with HCA’s Western Division facilities for a total of 400 beds. These facilities include the following: Regional Medical Center Bayonet Point; Memorial Hospital of Tampa; Tampa Community Hospital; Citrus Memorial; South Bay Hospital; Oak Hill Hospital; Doctors Hospital of Sarasota; St. Petersburg General Hospital; Hospitals of Providence-Transmountain and Largo Medical Center. The initial 400 beds have been installed and we anticipate expanding our bed count at each of these facilities based on the facilities additional needs.

The Community Medical Centers HealthCare Network-Central California

On July 7, 2016, we signed a P&S Pilot Agreement with Clovis Community Medical Center, owned by The Community Medical Centers HealthCare Network-Central California ("Community Medical HealthCare"), which owns approximately 1,120 beds. We have begun the initial rollout of 60 beds at Clovis Community Medical Center. Community Medical HealthCare plans on expanding the CareView System rollout over time.

Kaiser Permanente

On August 2, 2015, we signed a P&S Agreement with Kaiser’s San Diego Medical Center. The initial scope of the agreement called for the installation of 28 beds, which beds have all been installed. This is a newly constructed hospital with a scheduled opening in April 2017. We anticipate adding additional beds once use and need has been determined.

On August 10, 2016, we signed a paid P&S Pilot Agreement with the Northwest Division of Kaiser Permanente. Execution of this agreement signals our expanded growth within the Kaiser system. The agreement calls for the installation of 140 beds at two facilities in the division; the Westside Medical Center and the Sunnyside Medical Center. Installation is in process and is anticipated to be completed before the end of the year.

Others

We continue to work to roll out systems to our existing customer base including Tenet HealthSystem Medical, Inc., and Community Health Systems, Inc.

Strategic Expansion into Nursing Homes, Skilled Nursing and Assisted Living Center Markets

We always intended to expand into the skilled nursing and assisted living center markets. With the adoption of our technology, the traction of our products in the healthcare facility space and the combined interest from new and existing customers, our management believes that it is time to pursue this market.

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms. To service this intended expansion, we have hired sales staff to pursue new business in these markets and we anticipate that we will sign new contracts in these markets before the end of the year.

Events Occurring During Third Quarter 2016

During the three months ended September 30, 2016, we granted options to purchase 55,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees. Also during the same three month period, 26,667 Options were canceled and 16,666 Options expired.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of October 31, 2016. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
120	9,875	7,956	111,470	45,152	53,431

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three months ended September 30,
	2016	2015	Change
		(000’s)
Revenue	$1,495	$1,388	$107
Operating expenses	3,096	2,955	141
Operating loss	(1,601)	(1,567)	(34)
Other, net	(3,112)	(2,282)	(830)
Net loss	(4,713)	(3,849)	(864)
Net income (loss) attributable to noncontrolling interest	(16)	(16)	—
Net loss attributed to CareView	$(4,697)	$(3,833)	$(864)

Revenue

Revenue increased approximately $107,000 for the three months ended September 30, 2016 as compared to the same period in 2015. Although the hospitals with billable units dropped from 93 on September 30, 2015 to 88 on September 30, 2016, this increase is a direct result of increased billable units per hospital compared to the same period in 2015. Of the 88 hospitals with billable units on September 30, 2016, two hospital groups accounted for 44 % of the total. Billable units (Room Control Platforms (“RCPs”) and Nurse Stations) for all hospitals totaled 7,765 on September 30, 2016 compared to 7,570 on September 30, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2016	2015
Human resource costs, including non-cash compensation	53%	47%
Professional and consulting costs	4%	6%
Depreciation and amortization	15%	15%
Other product deployment costs	8%	10%
Travel and entertainment expense	12%	11%
Other expenses, net	8%	11%

Operating expenses increased by 5% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$231
Travel and entertainment expense	25
Depreciation and amortization	16
Other expenses	4
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(68)
Professional and consulting costs	(67)
$141

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended September 30, 2016 compared to the same period in 2015. While we had 79 employees at September 30, 2016 as compared to 72 for the comparable date for the prior year, on average we employed 71 employees over the course of the current period as compared to 61 for the comparable prior year period. Professional and consulting fees decreased approximately $67,000, a direct result of the hire of a former consulting. The decrease of approximately $68,000 in product deployment costs is primarily a result of reduction of installation during the three months ended September 30, 2016 compared to the same period in 2015.

Other, net

Other non-operating income and expense increased by approximately $830,000, or 36%, for the three months ended September 30, 2016 in comparison to the same period in 2015, primarily a result of an increase in interest expense related to the HealthCor and PLD funding transactions, partially offset by a favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $16,000 in net loss attributed to noncontrolling interests, our third quarter 2016 net loss of approximately $4,697,000 increased $864,000, or 23%, as compared to the approximately $3,833,000 net loss for the third quarter of 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine months ended September 30,
	2016	2015	Change
		(000’s)
Revenue	$4,525	$3,655	$870
Operating expenses	9,200	8,672	528
Operating loss	(4,675)	(5,017)	342
Other, net	(9,192)	(6,555)	(2,637)
Net loss	(13,867)	(11,572)	(2,295)
Net income (loss) attributable to noncontrolling interest	(47)	(49)	2
Net loss attributed to CareView	$(13,820)	$(11,523)	$(2,297)

Revenue

Revenue increased approximately $870,000 for the nine months ended September 30, 2016 as compared to the same period in 2015. Although the hospitals with billable units dropped from 93 on September 30, 2015 to 88 on September 30, 2016, this increase is a direct result of increased billable units per hospital compared to the same period in 2015. Of the 88 hospitals with billable units on September 30, 2016, two hospital groups accounted for 44 % of the total. Billable units (Room Control Platforms (“RCPs”) and Nurse Stations) for all hospitals totaled 7,765 on September 30, 2016 compared to 7,570 on September 30, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2016	2015
Human resource costs, including non-cash compensation	51%	46%
Professional and consulting costs	6%	5%
Depreciation and amortization	15%	15%
Other product deployment costs	9%	10%
Travel and entertainment expense	10%	12%
Other expenses, net	9%	12%

Operating expenses increased by 6% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$630
Professional and consulting costs	112
Depreciation and amortization	55
Decrease:
Travel and entertainment expense	(97)
Other product deployment costs, excluding human resources and travel and entertainment expense	(97)
Other expenses	(75)
$528

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the nine months ended September 30, 2016 compared to the same period in 2015. While we had 79 employees at September 30, 2016 as compared to 72 for the comparable date for the prior year, on average we employed 77 employees over the course of current period as compared to 61 for the comparable prior year period. Professional and consulting fees increased approximately $112,000. The decrease in other product deployment costs and travel and entertainment expense of approximately $97,000 each is a direct result of a reduction of installation during the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in other expenses is primarily a result of reductions in properties taxes accrued during the nine months ended September 30, 2016 as compared to the same period in 2015.

Other, net

Other non-operating income and expense increased by $2,637,000, or 40%, for the nine months ended September 30, 2016 in comparison to the same period in 2015, primarily a result of an increase in interest expense related to the HealthCor and PLD funding transactions, partially offset by a favorable change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $47,000 in net loss attributed to noncontrolling interests, our nine months ended September 30, 2016 net loss of approximately $13,820,000 increased $2,297,000, or 20%, as compared to the $11,523,000 net loss for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our cash position at September 30, 2016 was approximately $12,253,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of June 30, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 12 in the accompanying condensed consolidated financial statements for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2016.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 30, 2016 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the nine months ended September 30, 2016.

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

Changes in Internal Controls

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
10.1	07/01/16	Extension of Maturity Date for Promissory Note*
10.2	07/01/16	Extension of Maturity Date for Promissory Note*
10.3	09/01/16	Director Compensation Plan*
31.1	11/ /16	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/ /16	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/ /16	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/ /16	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2016

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

