Form 10-K
period 2016-12-31
CareView Communications Inc
filed 2017-03-31
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (105,738,541 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $14,803,396. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 31, 2016 was 139,380,748.

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

Our Business

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs. The entertainment packages and patient education enhance the patient’s quality of stay. Reported results from CareView-driven facilities prove that our products reduce falls, reduce the cost of sitter fees, increase patient satisfaction and reduce bed turnaround time to increase patient flow. For patients, we have a convenient in-room, entertainment package that includes high-speed Internet, access to first-run on-demand movies and visual connectivity to family and friends from anywhere in the world. For the hospital, we offer tools to provide superior patient care, peace of mind and customer service satisfaction.

Our CareView System® suite of video monitoring, guest services and related applications connect patients, families and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care and reduce costs associated with bringing information technology directly to patients, families and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

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

The CareView System offers the following service packages:

PRIMARY PACKAGE

1.	NurseView®. The NurseView module allows authorized users to view monitored rooms from the nurse’s station. All privacy and access options are determined and configured by the hospital.
2.	PhysicianView®. The PhysicianView module enables the admitting physicians and non-physician staff members to view their patients from any personal computer. All privacy and access options are determined by the hospital.
3.	Virtual Bed Rails®. The Virtual Bed Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.
4.	Virtual Chair Rails®. The Virtual Chair Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.
5.	Fall Management Program™. The Fall Management Program allows the hospital to separately file, identify and research the activity of patients for whom the Virtual Bed Rails or Virtual Chair Rails fall prevention modules were engaged.
6.	Sitter Management Program. The CareView Sitter Management Program allows authorized users to monitor an unlimited number of patient rooms from one nursing station or mobile device.
7.	Rounding. We offer a timed rounding module to help nursing staff monitor patients.
8.	SecureView®. The SecureView module monitors and records bedside activity in the patient’s room. All privacy and access options are determined and configured by the hospital.

ADDITIONAL CAREVIEW PRODUCTS

1.	BedView®. The BedView module allows authorized users to monitor the status and availability of facility beds remotely.
2.	Patient Education. We provide a delivery mechanism for patient education materials.
3.	FacilityView®. The FacilityView module monitors and records activity in any area that the hospital would desire security cameras to be placed. All privacy and access options are determined and configured by the hospital.
4.	Nurse Alerts and Reminders. The CareView System monitoring system can be configured to provide nursing alerts and reminders.
5.	Ulcer Management. The CareView System can be configured to ensure that patients who are at risk for developing pressure ulcers are turned from position to position.
6.	CareView Connect™. This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices. CareView Connect can be used to deliver voice communication between mobile devices, patient rooms, and the hospital’s phone infrastructure.
7.	CareView Connect App. The CareView Connect App (the “App”) can be used by the customer on an Apple or android mobile device used in connection with the CareView System. The App will display video feeds from NurseView as well as give caregivers the ability to receive and resolve Virtual Bed Rail and Virtual Chair Rail alarms.
8.	NICUView®. The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.
9.	Patient Feedback Applications. CareView provides a delivery mechanism for patient feedback applications.
10.	The CareView Broadcast System. We provide the hospitals with the capability to broadcast to each room a variety of educational, informational and service communications to patients and guests alike. We do not provide educational content. The hospitals are allowed to access the system for:
a.	Welcome message – a pre-recorded message welcoming the patient to the facility.
b.	Pre-procedure Education – to inform and educate the patient regarding a procedure to be performed (i.e. angioplasty, hip replacement, spine surgery, etc.).
c.	Patient Condition Education – to inform and educate the patient regarding a condition they have and suggested lifestyle improvements to live with those conditions (i.e. high blood pressure, diabetes, etc.).
d.	SerenityView - to select scenes and sounds to create a relaxing atmosphere for patients during their stay.

GUEST SERVICES PACKAGE

1.	PatientView®. The PatientView module enables patients to allow family members and friends to monitor and videoconference with them in their private rooms. All privacy and access options are determined and configured by the hospital.
2.	NetView®. The NetView module allows the patient access to the internet using the wireless keyboard and the television in the room or personal laptop computers.
3.	MovieView®. The MovieView module provides the connectivity to allow the patient, family and/or friends access to a wide selection of movies for their viewing pleasure while they are in their hospital room. We do not provide the movies or other content.
4.	BabyView®. The BabyView module allows mothers to view their newborn child from their hospital bed in the nursery or NICU.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. The Guest Services Package is generally offered to the patient as a complimentary service of the hospital; however, hospitals have the option to charge their patients for these services. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. All of our revenue generated during the years ended December 31, 2016 and 2015 was derived from the sale of the Primary Package, Additional CareView Products, Guest Services Package and related services to hospitals.

Products in Development

1.	Resident Safety System. We are finalizing development on a new platform targeted at long-term care residents. The system uses multiple sensors, including accelerometers and motion detectors, to convey information about patient safety without the use of cameras. The system provides a portal for caregivers and family to check in on the resident. We expect the Resident Safety System to be deliverable in second quarter of 2017.

2.	Pan-Tilt-Zoom Module. We are finalizing development of pan-tilt-zoom functionality, which allows nursing staff and doctors to focus on specific areas of interest in the room. We expect the Pan-Tilt-Zoom Module to be deliverable in first quarter of 2017

3.	Audio Redirection Module. We are currently developing a module that allows staff to send pre-recorded messages targeted at patient safety. This module provides pre-recorded messages available in multiple languages in order to improve communication. We expect the Audio Redirection Module to be deliverable in second quarter of 2017.

4.	Alternative Sensors. Based on our research and development efforts, we see value in using alternative sensors, such as thermal cameras, to improve automated monitoring of patient safety, as well as other services. We expect the alternative sensors to be deliverable in 2017.

5.	Improving Detection Algorithms. We are continuing to develop and hone new techniques and algorithms geared towards improving system functionality in the Virtual Rails product. Advances include techniques based on machine learning and statistical probability.

6.	Improving Asset Management and Tracking Module. We are continuing to develop the Asset Management and Tracking Module, based on new technology that provides improved precision, better performance, and is more accessible.

7.	Business Intelligence Module. We are continuing to develop the Business Intelligence module. This module collects data and identifies trends in patient safety and staff performance, as well as and industry trends.

Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed and activated services. None of the services provided through the Primary Package or GuestView module are paid or reimbursed by any third-party provider including insurance companies, Medicare or Medicaid. We also enter into corporate-wide agreements with healthcare companies(the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially similar to our P&S Agreements.

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

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station, and mobile devices (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “RCP” or “Room Control Platform” as this component of the CareView System consistently resides within each room where the “bed” is located. On average, there are six Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility, but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

Update on Significant Customer Agreements

HealthTrust

On December 14, 2016, the Company entered into a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care and alternate care sites.

The agreement was effective on January 1, 2017 and all CareView System components and modules are available for purchase by HealthTrust’s exclusive membership including 1,600 acute care facilities and more than 26,000 health facility locations. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

Hospital Corporation of America

West Florida Division

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America (“HCA”), the nation’s leading provider of healthcare services. The West Florida Division has approximately 3,300 beds. The three-year divisional Master Agreement follows the successful P&S Pilot Agreement with HCA’s Blake Medical Center. Currently, we are billing 605 units monthly. We anticipate achieving a 50% penetration in the division.

Mountain Division

On December 20, 2016 we entered into a P&S Agreement with HCA Mountain Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 12 facilities in the division, totaling approximately 1,600 staffed beds.

Capital Division

On January 1, 2017, we entered into a P&S Agreement with HCA Capital Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to two facilities in the division, totaling 80 staffed beds. There are 14 facilities in the division totaling approximately 3,200 beds.

East Florida Division

On January 25, 2017, we entered into a P&S Agreement with HCA East Florida Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 13 facilities in the division, totaling approximately 3,600 staffed beds. We anticipate an initial roll-out to at least four facilities.

Research Medical Center

In February 2015, we executed a six-month P&S Pilot Agreement for 280 beds with Hospital Corporation of America (“HCA”) to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. Currently we are billing 282 units monthly under the P&S Pilot Agreement and are continuing to work with Research Medical Center and anticipate moving them onto P&S Agreement under the HealthTrust GPO by the end of March 2017.

Community Health Systems, Inc.

On April 1, 2015, we closed a Master Agreement with Community Health Systems, Inc. (“CHS”). Under the terms of the Master Agreement, currently, we are billing 1,223 units monthly. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meeting with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds.

The Community Medical Centers HealthCare Network-Central California

On July 7, 2016, we signed a P&S Pilot Agreement with Clovis Community Medical Center, owned by The Community Medical Centers HealthCare Network-Central California (“Community Medical HealthCare”), which owns approximately 1,120 beds. We have begun the initial rollout of 60 units at Clovis Community Medical Center and 73 units at Community Regional Medical Center. We anticipate that these facilities will become billable by the end of March 2017. Community Medical HealthCare plans on expanding the CareView System rollout over time.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 1,354 units monthly and anticipate adding approximately additional beds in their California facilities during 2017.

Kaiser Permanente

We currently are billing 416 units monthly in seven Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We have finalizes a P&S Agreement with the Irvine facility and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

On August 2, 2015, we signed a P&S Agreement with Kaiser’s San Diego Medical Center. We currently have 28 installed units at this facility. This is a newly constructed hospital with a scheduled opening in April 2017. We anticipate adding additional beds once use and need has been determined.

In early 2016 we commenced discussions with Kaiser Northwest Region for deployment of the CareView System in Kaiser Hospital in Oregon. On August 10, 2016, we signed a P&S Pilot Agreement with the Northwest Division of Kaiser Permanente. Execution of this agreement signals our expanded growth within the Kaiser system. The agreement calls for the installation, currently in process, of 140 units at two facilities in the division; the Westside Medical Center and the Sunnyside Medical Center. We anticipate that installation and training will be completed sometime in our second quarter of 2017.

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

Parkland

On October 31, 2014, we signed a P&S Pilot Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System (“Parkland”) to install 100 units with the CareView System. In June 2015 we signed a P&S Agreement with Parkland and are currently billing 425 units.

Geisinger Health System

In 2015 we signed a P&S Pilot Agreement with Geisinger Medical Center (“GMC”). Currently there are 144 monthly billable units at GMC. The results of the pilot were favorable and we have finalized the terms of a Master Agreement with GMC. There are approximately 1,800 beds within GMC. Upon completion of the Master Agreement, we anticipate rolling out product and services to all owned and affiliated facilities. Currently we are in discussions with two GMC facilities who have expressed interest in installing the CareView System. We anticipate finalizing agreements with these facilities within 90 days of the date of this filing. We will also continue our sales efforts to the balance of GMC.

Baptist Health South Florida

Baptist Health South Florida is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. We are currently billing 104 units monthly. After a successful pilot Baptist has decided to move forward with a Master Agreement. Final negotiations on the agreement is currently in progress. The Company anticipates that the final roll-out will be approximately 600 beds.

Adventist Health

We have a P&S Pilot Agreement with White Memorial Hospital (“White Memorial”) which is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. The P&S Pilot Agreement for White Memorial was executed in November 2015. We are currently billing 54 units monthly. The hospital has asked to expand the installation at its facility. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. We anticipate converting White Memorial from a P&S Pilot Agreement to a P&S Agreement within 30 days of the date of this filing. We also anticipate growth within the rest of the Adventist Health Network.

Baylor Scott & White Health

Under the terms of a P&S Agreement with Baylor Scott & White Medical Center Frisco, we are currently billing 156 units monthly. We are now working on finalizing a Master Agreement with Baylor Scott & White Health (“BSW”) corporate. We have had meetings with the following BSW facilities as we move toward a corporate roll-out, which include: BSW Temple, BSW All-Saints, BSW Hillcrest, BSW Round Rock, BSW Waxahachie, and BSW White Rock. These facilities are gathering data so we can generate proposals.

We also presented to Baylor Rehab Institute which is a joint venture (“JV”) between BSW and Select Healthcare, BIR, JV LLC (“BIR”). We anticipate finalizing a contract with BIR for installation at its three inpatient facilities in the Dallas area by the end of March 2017. Once the contact is finalized, we will commence to install and train at these facilities with the goal of going live during our second quarter 2017.

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System. The CareView System is in the process of being installed in the John L. McClellan Memorial Veterans Hospital in Little Rock, with an installation target of March 2017.

This agreement is pursuant to the Company’s General Service Administration (“GSA”) Multiple Award Schedule (“MSA”) contract. The GSA MSA contract allows us to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The GSA’s MSA is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. We are hopeful that once installation and training is complete, the other VA hospitals will also want to participate. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms. To service this intended expansion, we have hired sales staff to pursue new business in these markets and we anticipate that we will sign new contracts in these markets before the end of 2017.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of February 28, 2017. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
117	9,256	7,816	112,952	46,196	63,391

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

We experienced significant turnover in our installed base during 2016. While we added 1,262 units we removed 1,132 units resulting in an increase of 130 units. For the twelve month period from February 29, 2016 to February 28, 2017, we added 1,417 units and removed 1,382 units resulting in an increase of 45 units. The reason for the de-installations was due in large part to sales of individual hospitals by our existing customers. There is language in our P&S Agreement that allows the P&S Agreement to be cancelled in the event that a facility is divested. This allows the acquiring company to cut costs which is something that many acquirers seek to do. However, that is not always the case and while Management anticipates that we will continue to see some removals as individual hospitals are sold we do not expect to continue to lose units at such a high rate. The Company has successfully sold our technology to acquiring companies which has presented opportunities to sell into new hospital systems. Additionally, many of our existing customers are also members of HealthTrust GPO, and as those customers migrate over to the HealthTrust GPO Agreement, they will be renewed into a 36 month P&S Agreement.

Availability of Suppliers

We are not dependent on, nor do we expect to become dependent on, any one or a limited number of suppliers. We purchase parts and components to assemble our equipment and products. We do not manufacture or fabricate our own products or systems, but rely on sub-suppliers and third party vendors to procure and/or fabricate components based on our designs, engineering and specifications. Along with our employee installers, we enter into subcontracts for field installation of our products which we supervise. We manage all technical, physical and commercial aspects of the performance of our contracts with sub-suppliers and third party vendors. To date, we have experienced no difficulties in obtaining fabricated components, materials and parts or in identifying qualified subcontractors for installation work.

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

Joint Venture with Rockwell Holdings

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”), wherein two Wisconsin limited liability companies were formed, CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”) (together known as the “Project LLCs”). Under the terms of the Rockwell Agreement, CareView and Rockwell each own 50% of the Project LLCs with Rockwell providing the financing and CareView providing the technology and expertise to fully implement the CareView System in Hillcrest Medical Center in Tulsa, Oklahoma and Saline Memorial Hospital in Benton, Arkansas. Rockwell provided $1,151,205 as the initial funding, $575,603 was provided under promissory notes (the “Project Notes”) and $575,602 was provided under an investment interest (“Rockwell’s Preferential Return”). We classified Rockwell’s Preferential Return as a liability since it represents an unconditional obligation by us and is recorded in mandatorily redeemable equity in joint venture on the accompanying consolidated financial statements. The Project Notes and Rockwell’s Preferential Returns both earn interest at the rate of ten percent (10%) and are secured by a security interest in all of the equipment in the Project Hospitals, intellectual property rights, and the Project Hospital Contract. Pursuant to the terms of the Operating Agreements of each of the Project LLCs, we are the managing member. We consolidate the Project LLCs as we have the power to direct the activities and an obligation to absorb losses. As additional consideration to Rockwell for providing the financing, the Company granted Rockwell a warrant to purchase 1,151,206 shares of the Company’s common stock valued at $1,124,728 (the “Project Warrant”). The Project Warrant was valued using the Black-Scholes-Merton option pricing model on the date of the Master Investment Agreement. The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at December 31, 2015. In October 2015, the expiration date of the Project Warrant was extended from November 16, 2015 to November 16, 2017.

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

As of December 31, 2016 and 2015, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $ 1,207,000 and $1,139,000, respectively. The Project Notes matured on May 25, 2013 and have been extended from time to time by mutual agreement of the parties to its current maturity date of June 30, 2017. The Project Warrant’s original expiration date of November 16, 2014 was extended by mutual agreement of the parties in August 2013, resulting in a $25,327 increase in fair value, and in October 2015, resulting in a $102,457 increase in fair value included in general and administration expense in the accompanying consolidated financial statements, to the current expiration date of November 16, 2017 (all other provisions of the Project Warrant remained unchanged).

The Rockwell Agreement provides that we have the option to purchase Rockwell’s interest in the Project LLCs and on January 31, 2017, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,785 (by the payment of $100,000 on January 31, 2017 and the issuance of a promissory note, bearing interest at 5% per annum, dated January 31, 2017, to Rockwell for $1,113,786 (the “CareView Note”). Pursuant to the terms of the CareView Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each fiscal quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 shall be a balloon payment of $13,785.84 representing the remaining principal balance plus all accrued and unpaid interest. Upon receipt of the $100,000 and the CareView Note, Rockwell transferred its interest in the Project LLCs to us through the execution of an Interest Transfer Agreement dated January 31, 2017, with an interest transfer date of January 1, 2017. In addition to the CareView Note, CareView agreed to amend the Project Warrant for the sole purpose of extending the expiration date for an additional five (5) years from its current expiration date (the “Amended Warrant”).

Installation and Technical Support

Along with our employee installers and technical support staff, we provide installation and technical support for our customers through third-party providers located across the United States that we contract on a per-job basis.

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

Clinical Video Monitoring and Fall Prevention: Cisco Systems, Inc., Avasure (a division of AvaSure Holdings, Inc.), Royal Philips Electronics and Cerner Corporation all provide clinical video monitoring tools. Cisco offers Virtual Patient Observation, a video monitoring tool aimed at reducing sitter costs and preventing patient falls. AvaSure offers a similar application using cameras mounted on a rolling camera stand, aimed at preventing patient falls. Philips offers the eICU product, which primarily targets a high-definition monitoring of patients in intensive-care applications and also provides telephonic consults. Cerner offers the Cerner Patient Observer product, which uses depth sensors aimed at preventing patient falls.

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

We believe we also compete based on the success of our products and services which provide our customers with:

●	significant and tangible cost savings,
●	reductions in patient falls and pressure ulcers,
●	improved documentation, quality and timeliness of patient care,
●	enhanced safety and security for patients and facilities,
●	support for new technologies,
●	business growth,
●	return on investment, and
●	enhanced patient satisfaction.

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

Major Customers

We derive all of our revenues from hospitals. For the years ended December 31, 2016 and 2015, 93 and 96 hospitals, respectively, accounted for all of our revenue. During 2016, IASIS Healthcare Corporation (“IASIS”), CHS and Tenet, accounted for 17%, 23% and 18% of our net revenues, respectively. During 2015, IASIS Healthcare Corporation (“IASIS”), CHS and Tenet, accounted for 30%, 20% and 15% of our net revenues, respectively.

Backlog

Our estimated backlog is driven by signed Master and P&S Agreements. Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non-cancellable period, as of December 31, 2016 is approximately $10,525,000, of which approximately $5,410,000 is expected to be billed during 2017. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2017 is approximately $5,115,000.

Research and Development Activities

The cost of our research and development activities for the years ended December 31, 2016 and 2015 totaled approximately $1,253,000 and $1,086,000, respectively. None of the cost of such activities was borne directly by our customers. To date, we have not performed any customer-sponsored research and development activities relating to any new products or services.

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

Employees

As of March 2, 2017, we employed 79 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

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

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. The current base lease rate through June 30, 2017 is $16,613 monthly. The average base lease rate for the Lease Extension is $15,465. We believe that these premises are adequate and sufficient for our current needs.

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

Quarter Ended	High	Low
Fiscal Year 2016
Fourth Quarter	$0.10	$0.04
Third Quarter	$0.18	$0.07
Second Quarter	$0.26	$0.14
First Quarter	$0.38	$0.22

Fiscal Year 2015
Fourth Quarter	$0.35	$0.24
Third Quarter	$0.40	$0.31
Second Quarter	$0.46	$0.31
First Quarter	$0.53	$0.33

Holders

Records of our stock transfer agent indicate that as of March 15, 2017, we had approximately 100 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 1,025 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 139,380,748 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	318,684	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	6,518,260	$0.61	—
Equity compensation plan not approved by security holders: 2015 Plan	4,829,000	$0.28	—
Equity compensation plan not approved by security holders: 2016 Plan	4,245,031	$0.10	15,754,969
Total	15,910,975	$0.37	15,754,969

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2016, options to purchase an aggregate of 141,003 shares of our Common Stock were cancelled due to resignation and termination of employees. In addition, during the same time period, options to purchase an aggregate of 206,664 shares of our Common Stock expired.

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

Liquidity and Capital Resources

Our cash position at December 31, 2016 was approximately $10,088,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of September 30, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 12 in the accompanying consolidated financial statements for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of December 31, 2016.

As of December 31, 2016, our working capital was approximately $9,384,000, our accumulated deficit was approximately $126,408,000, and our stockholders’ deficit was approximately $42,704,000. Operating loss was approximately $6,309,000 and $6,861,000 for the years ended December 31, 2016 and 2015, respectively. Our net loss attributable to CareView was approximately $18,613,000 and $16,285,000 for the years ended December 31, 2016 and 2015, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2016 and 2015.

	2016	2015
	(000’s)
Net cash flows used in operating activities	$(6,069)	$(5,341)
Net cash flows used in investing activities	(1,517)	(4,613)
Net cash (used in) provided by financing activities	(5)	25,087

Increase (decrease) in cash	(7,591)	15,133
Cash at beginning of period	17,679	2,546

Cash at end of period	$10,088	$17,679

The increase in cash flows used in operating activities of approximately $729,000 is primarily a result of an increase in revenue of approximately $835,000 partially offset by an increase in operating expenses. The decrease in cash flows used in investing activities of approximately $3,096,000 is primarily a result of the 2015 addition of $3,250,000 of restricted cash as stipulated in our credit agreement with PDL Pharma, Inc., along with the purchases and installation of CareView Systems and costs associated with patents and trademarks. The decrease in cash provided by financing activities of approximately $25,092,000 reflects the 2015 $20,000,000 loan from PDL BioPharma, Inc. (see NOTE 12 in the accompanying consolidated financial statements for further details) and the 2015 $6,000,000 from HealthCor Partners Fund LP and certain other investors (see NOTE 11 in the accompanying consolidated financial statements for further details).

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended December 31,
	2016	2015	Change
	(000’s)
Revenue, net	$5,974	$5,139	$835
Operating expenses:
Network operations	4,679	4,598	81
General and administration	3,758	3,744	14
Sales and marketing	777	845	(68)
Research and development	1,253	1,086	167
Depreciation and amortization	1,816	1,727	89
Operating expenses	12,283	12,000	283
Operating loss	$(6,309)	$(6,861)	$(552)

Revenue, net

Revenue increased approximately $835,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Hospitals with billable units decreased to 93 for the year ended December 31, 2016 as compared to 96 for the comparable period for the prior year. Of the 93 hospitals with billable units on December 31, 2016, two hospitals groups accounted for 16 and 25 of the total, respectively. Billable units (RCPs and Nurse Stations) for all hospitals totaled 7,762 (7,276 and 486, respectively) on December 31, 2016 as compared to 8,136 (7,573 and 563, respectively) on December 31, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2016	2015
Human resource costs, including benefits	45%	40%
Depreciation and amortization expense	15%	14%
Travel and entertainment	10%	11%
Other product deployment costs, excluding human resources and travel and entertainment expense	9%	10%
Non-cash expense related to option grants	6%	8%
Other expenses	6%	8%
Professional fees and consulting expenses	5%	5%
Research and development costs	2%	2%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	2%	2%

Operating expenses increased by approximately $283,000 (2%) as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$735
Depreciation and amortization	90
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(204)
Other expenses	(106)
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	(73)
Travel and entertainment	(71)
Non-cash expense related to option grants	(57)
Professional and consulting expenses	(28)
Research and development costs	(3)
$283

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count in 2016 compared to 2015. While we had 78 employees at December 31, 2016 as compared to 75 for the comparable date for the prior year, on average we employed 75 employees over the course of 2016 as compared to 65 for the comparable prior year period.

Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs.

Other expenses decreased primarily as a result of decreases in property taxes in 2016 over 2015 and increases in the recovery of sales taxes in 2016 compared to the recovery in 2015.

Other sales and marketing expense decreased primarily as a result of reduced attendance at trade shows, seminar and other marketing expense over 2015.

Travel and entertainment expense decreased as a result of decreases in product deployment and installation efforts partially offset by increases in meetings with hospital administrators, attendance at trade shows and seminar, and training efforts related to supporting our existing installed base.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	if requires assumptions to be made that were uncertain at the time the estimate was made, and
●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Recently Adopted Accounting Standards

In April 2015, FASB, issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Management opted for early adoption of ASU 2015-03 and there is no material effect on the 2016 or 2015 consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. There was no material effect on the 2016 consolidated financial statements upon adoption.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of these amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  The ASU sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses.  The standard requires measurement and recognition of expected credit losses for most financial assets held.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for periods beginning after December 15, 2018.  We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are continuing to assess all potential impacts of the standard, we currently believe, the impact of this standard will be primarily related to the accounting for our operating lease.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements and continue to evaluate the available transition methods.

Recent Events Since December 31, 2016

On January 31, 2017, under the terms of the Rockwell Agreement (see NOTES 13 and 15 in the accompanying consolidated financial statements for further details), wherein we have the option to purchase Rockwell’s interest in CareView-Hillcrest and CareView-Saline, we exercised that right by entering into the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, CareView will make quarterly principal payments of $100,000, with each payment being made on the last day of each fiscal quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements.

Contractual Arrangements

Provided in the table below are our known contractual obligations as of December 31, 2016 for the future periods as indicated.

Contractual Obligations (000’s)
	As of December 31,
	Total	2017	2018 and 2019	2020 and 2021	Beyond 2021
Long-Term Debt	$84,417	$878	$13,334	$6,666	$63,539
Operating Lease	658	190	372	96	—
Total	$85,075	$1,068	$13,706	$6,762	$63,539

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements begin on page F-1 following this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2016, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
L. Allen Wheeler	84	Chairman of the Board, Principal Financial Officer, Chief Accounting Officer	January 26, 2006	September 6, 2013
Steven G. Johnson	57	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Sandra K. McRee	61	Chief Operating Officer	N/A	November 1, 2013
Jeffrey C. Lightcap	58	Director	April 21, 2011	N/A
David R. White	69	Director	January 1, 2014	N/A
Jason T. Thompson	42	Director	January 1, 2014	N/A
Steven B Epstein	73	Director	April 1, 2014	N/A
Dr. James R. Higgins	67	Director	April 1, 2014	N/A

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

Jeffrey D. Lightcap – Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech, and HCIT sectors. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an MBA from the University of Chicago. Mr. Lightcap currently also serves as Chairman of the Board of Directors at Corindus Vascular Robotics, Inc. (NYSE: CVRS), a robotic medical device company and serves as a director of the following companies: IASIS Healthcare Corporation, a privately-held company that owns and operates community focused hospitals in growing urban and suburban markets; Practice Partners in HealthCare, a privately-held company specializing in management and operation of ambulatory surgical centers; Paradigm Spine, LLC, a leader in the field of non-fusion, spinal implant technology; Heartflow Inc., a company focused on the non-invasive diagnosis of coronary artery disease; and KellBenx, Inc., a prenatal diagnostic technology company. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

David R. White – Director

David R. White was elected as a director on January 1, 2014. From December 1, 2000 to November 1, 2010, Mr. White served as the Chief Executive Officer of IASIS Healthcare Corporation and he served as the Chief Executive Officer of IASIS Healthcare LLC from December 1, 2000 to October 2010. Mr. White served as the President of IASIS Healthcare Corporation from May 22, 2001 to May 2004 and also served as the President of IASIS Healthcare LLC from May 22, 2001 to May 2004. He served as the President and Chief Executive Officer of LifeTrust, from November 1998 to November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation. Previously, Mr. White served as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. He was Executive Chairman of Anthelio Healthcare Solutions Inc. from June 2012 to September 2016 and was its Independent Director from July 28, 2011 to September 2016. He has been Chairman of the Board at IASIS Healthcare Corporation since October 1999. He has been a Member of Strategic Advisory Board of Satori World Medical, Inc. since 2011. He was a Director of REACH Health, Inc. from August 30, 2011 to June 2015. He also serves as a director to CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company. He served as Non-Executive Director at Parkway Holdings Limited from July 15, 2005 to March 8, 2007. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, TN in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, TX in 1973. Mr. White’s lifetime career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

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

Steven B Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 12 cities, where he serves as a senior health adviser. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA. Mr. Epstein received his Bachelors of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009. He received his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015. Mr. Epstein currently also serves as a director of the following companies: Accumen, Inc., a private lab services company; Advance Health, a private nurse assessment company; Haights Cross Communications, Inc. a private education provider company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company; Restorix Health, a private wound care company; and Solis Women’s Health, a private mammography company. Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Dr. James R. Higgins - Director

Dr. James R. Higgins was elected as a director of CareView effective as of April 1, 2014. Dr. Higgins is a cardiologist practicing in Tulsa, Oklahoma. In addition to being boarded in cardiology he has sub specialty boards in nuclear cardiology, electrophysiology, invasive cardiology, cardiac CT angiography, echocardiography, carotid and peripheral sonography, pacemakers and defibrillators. He graduated summa cum laude with a BS degree in electrical engineering from South Dakota State University and sum cum laude with a MD degree from the University of Rochester School of Medicine and Dentistry. He was an extern at the Massachusetts General Hospital in Boston, and intern, resident, and chief resident at Barnes Hospital, Washington University, in St. Louis Missouri. His cardiology fellowship was obtained at the University of California, San Francisco, Moffitt and Long Hospital. He was then the Director of research and invasive cardiology at Wilford Hall Medical Center, United States Air Force, San Antonio, Texas. In addition to his busy cardiology practice, Dr. Higgins has started and owns a real estate company, an electronic medical billing company, an oil pipeline supply company, and has a large cattle ranch operation in Oklahoma. He has published more than 300 peer review articles and has multiple patents on medical devices, mainly related to pacemakers and internal defibrillators. Dr. Higgin’s vast experience in the healthcare industry makes him well-qualified to serve as a director of the Company

Kyle Johnson - Director of Engineering

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

For the year ended December 31, 2016, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2016, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held six (6) meetings of the Board of Directors during the year ended December 31, 2016 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2016 and 2015. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Steven G. Johnson(2) (President, CEO, Sec., Treas.)	2016	$255,228	—	—	$114,000	—	—	$18,711	$387,939
	2015	$250,385	$35,000	—	—	—	—	$20,049	$305,434

Sandra K McRee(3) (COO)	2016	$212,507	—	—	$114,000	—	—	$5,145	$331,652
	2015	$210,142	—	—	$338,000	—	—	$4,842	$552,984

L. Allen Wheeler(4) (Principal Financial Officer)	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.
(2)	For 2016: All Other Compensation includes $9,000 for car allowance and $9,711 for health insurance premiums paid on Mr. Johnson’s behalf. For 2015: All Other Compensation includes $9,000 for car allowance and $11,049 for health insurance premiums paid on Mr. Johnson’s behalf.
(3)	For 2016: Option Awards includes Options to purchase 2,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. For 2015: Option Awards includes Options to purchase 1,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(4)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of our former CFO. Option Awards include Options to purchase 150,000 and 235,295 shares of our Common Stock during 2015 and 2016, respectively. These Options were awarded for services as Chairman of the Board of Directors, and is included in the Directors Compensation table below.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2016, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards							Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis- able		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer- cise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000	(1)	—		—	$0.52	01/05/20	—	—	—	—
	50,000	(2)	—		—	$0.52	03/25/20	—	—	—	—
	—		2,000,000	(3)	—	$0.10	12/27/26	—	—	—	—
Sandra K McRee (COO)	2,000,000	(4)			—	$0.51	11/01/23	—	—	—	—
	333,333	(5)	666,667	(5)	—	$0.53	02/25/25	—	—	—	—
	—		2,000,000	(3)	—	$0.10	12/27/26	—	—	—	—
L. Allen Wheeler (Principal Financial Officer)	75,000	(1)	—		—	$0.52	01/05/20	—	—	—	—
	75,000	(2)	—		—	$0.52	03/25/20	—	—	—	—
	50,000	(6)	100,000	(6)	—	$0.53	02/25/25	—	—	—	—
	—		235,295	(7)	—	$0.17	08/31/26	—	—	—	—

(1)	All underlying shares vested on January 6, 2010.
(2)	All underlying shares vested on December 31, 2010.
(3)	An aggregate of 666,666 underlying shares vest on December 7, 2017, and 666,667 vest on each of December 7, 2018 and 2019.
(4)	An aggregate of 666,666 underlying shares vested on November 1, 2014, and 666,667 vested on each of November 1, 2015 and 2016.
(5)	An aggregate of 333,333 underlying shares vested on February 25, 2016, 333,333 vest on February 25, 2017 and 333,334 vest on February 25, 2018.
(6)	An aggregate of 50,000 underlying shares vested on each of February 25, 2016 and 50,000 underlying shares vest on each of February 25, 2017 and 2018. This Option were awarded for services as Chairman of the Board of Directors, and is included in the Directors Compensation table below.
(7)	An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019. This Option were awarded for services as Chairman of the Board of Directors, and is included in the Directors Compensation table below.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings. Our directors have also been granted non-qualified stock options from time to time as detailed in the table below. Beginning in August 2017, and annually thereafter, directors will be granted ten-year, non-qualified stock options equal to $40,000 based on the closing price of our Common Stock as reported on www.yahoofinance.com on the date of the quote. Beginning in March 31, 2018 and annually thereafter, our directors will be compensated as follows: All Directors $10,000, Board Chair $3,000, Committee Chairpersons $2,000, and Committee Members $1,000.

We paid no compensation to our directors for services rendered for the year ended December 31, 2016. The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Com- pensation ($)	Total ($)
L. Allen Wheeler(2)			$52,650				$52,650
			$49,650				$49,650
			$50,700				$50,700
	—	—	$24,000	—	—	—	$24,000
			$211,500				$211,500
Steven B. Epstein(3)			$16,900				$16,900
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins(4)			$66,450				$66,450
	—	—	$24,000	—	—	—	$24,000
Jeffery C. Lightcap	—	—	—	—	—	—	—
Jason T. Thompson(5)			$39,000				$39000
	—	—	$24,000	—	—	—	$24,000
David R. White(6)			$130,000				$130,000
	—	—	$24,000	—	—	—	$24,000

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 in the accompanying consolidated financial statements.
(2)	An aggregate of 75,000 underlying shares vested on each of January 6, 2010 and December 31, 2010. An aggregate 50,000 underlying shares vested on February 25, 2016 and 50,000 vest on each of February 25, 2017 and 2018. An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 vest on August 31, 2019.
(3)	An aggregate of 166,667 underlying shares vested on each of April 1 2015 and 2016 and 166,666 underlying shares vest on April 1, 2017. An aggregate of 16,666 underlying shares vested on February 25, 2016 and 16,667 underlying shares vest on each of February 25, 2017 and 2018. An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019.
(4)	An aggregate of 50,000 underlying shares vested on each of April 1 2015 and 2016 and 50,000 Options vest on each of April 1, 2017. An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019.
(5)	An aggregate of 50,000 underlying shares vested on each of January 2, 2015 and 2016, and 50,000 underlying shares vest on January 2 2017. An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019.
(6)	An aggregate of 166,667 underlying shares vested on each of January 2, 2015 and 2016, and 166,666 underlying shares vest on January 2 2017. An aggregate of 78,432 underlying shares vest on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019. From April 1, 2015 through May 31, 2016, Mr. White’s was under contract with us to assist in sales and marketing activities. His compensation for this service was $5,000 per month.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	17,892,829 (2)	12.64%
Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer, Chief Accounting Officer)	16,555,946 (3)	11.73%
Common Stock	Sandra K. McRee (Chief Operating Officer)	4,038,892 (4)	2.83%
Common Stock	Jeffrey C. Lightcap (Director)	80,652,888 (5)	36.65%
Common Stock	David R. White (Director)	500,000 (6)	0.36%
Common Stock	Jason T. Thompson (Director)	843,057 (7)	0.60%
Common Stock	Steven B. Epstein (Director)	2,811,116 (8)	2.00%
Common Stock	Dr. James R. Higgins (Director)	12,621,777 (9)	8.95%
Common Stock	All Officers & Directors as a Group (8 persons)	136,271,696 (10)	58.88%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,605,506 (11)	9.49%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options, (iii) 400,001 shares due to Johnson upon exercise of vested warrants, (iv) 1,622,235 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 141,502,984 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.
(3)	This amount includes (i) 516,345 shares directly owned by Wheeler, (ii) 250,000 shares due to Wheeler upon exercise of Options, (iii) 307,692 shares due to Wheeler upon exercise of vested warrants (iv) 1,247,873 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29,2016), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 141,186,313 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.
(4)	This amount includes (i) 750,000 shares directly owned by McRee, (ii) 2,666,667 shares due to McRee upon exercise of vested Options, (iii) 123,076 shares due to McRee upon exercise of vested warrants, and (iv) 499,149 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for McRee is based on 142,669,640 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.

(5)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, Jeffrey C. Lightcap, Joseph Healey and Arthur Cohen (collectively, the Reporting Persons), beneficially own an aggregate of 81,008,079 shares, representing (i) 4,527,702 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016) (ii) 18,621,456 shares that may be acquired upon conversion of the 2014 Notes (iii) 7,509,620 shares that may be acquired upon conversion of the 2012 Notes, (iv) 32,450,032 shares that may be acquired upon conversion of the 2011 Notes, and (v) 17,899,269 shares that may be acquired upon exercise of Warrants. The amounts detailed above include (i) 430,769 shares due to Lightcap upon exercise of vested Warrants and (ii) 1,747,023 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016), The percentage of class for Reporting Persons and Lightcap as an individual is based on 220,033,636 shares which would be outstanding if the Reporting Persons notes and convertible debt held Lightcap and his minor children were converted and all Warrants held by the Reporting Persons and Lightcap and his minor children were exercised.
(6)	This amount includes (i) 500,000 shares due to White upon exercise of vested Options. The percentage of class for White is based on 139,880,748 shares which would be outstanding if all of White’s vested Options were exercised.
(7)	This amount includes (i) 537,500 shares directly owned by Thompson, (ii) 150,000 shares due to Thompson upon exercise of vested Options, (iii) 30,769 shares due to Thompson upon exercise of vested warrants, and (iv) 124,788 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Thompson is based on 139,686,305 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.
(8)	This amount includes (i) 1,500,000 shares directly owned by Epstein, (ii) 533,333 shares due to Epstein upon exercise of vested Options, (iii) 153,846 shares due to Epstein upon exercise of vested warrants, and (iv) 623,937 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Epstein is based on 140,691,864 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.
(9)	This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (ii) 4,823,229 shares held in trust by Higgins’ wife, (iv) 150,000 shares due to Higgins upon exercise of vested Options, (v) 307,692 shares due to Higgins upon exercise of vested warrants, and (vi) 1,247,873 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Higgins is based on 141,086,313 shares which would be outstanding if all of Higgin’s vested Options and Warrants were exercised and convertible debt was converted.
(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 231,427,758 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(11)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith’s minor children, (iii) 6,210,723 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 143,380,748 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2016, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the Fifth Amendment discussed above in Item 7, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2016.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2016 quarterly reviews and the annual audit for the year ended December 31, 2016 is $268,345. BDO billed us $257,000 for professional services rendered for the annual audit for the year ended December 31, 2015 and for quarterly review of our financial statements for 2015, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2016 rendered by BDO is $44,300. BDO billed us $35,300 for tax return preparation for the year ended December 31, 2015.

All Other Fees. We incurred no other fees for the 2016 and 2015 fiscal years.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location)(1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights,, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)

10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)
10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) ) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)

10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.137	12/04/14	Fifth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(23)
10.138	12/04/14	Form of Fifth Amendment Supplemental Closing Note(23)
10.139	12/04/14	Form of Fifth Amendment Supplemental Warrant(23)
10.140	12/04/14	Amended Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.141	12/04/14	Amended Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.142	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)(25)
10.143	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(25)
10.144	02/25/15	CareView Communications, Inc. 2015 Stock Option Plan(24)
10.145	03/31/15	Sixth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor Funds(25)
10.146	03/31/15	Sixth Amendment Supplemental Warrant, form of(25)
10.147	06/26/15	Credit Agreement between the Company and PDL BioPharma, Inc.(26)
10.148	06/26/15	Subordination and Intercreditor Agreement between the Company, PDL BioPharma, Inc., the HealthCor Funds and the Second Lien Claimholders(26)
10.149	06/26/15	Guarantee and Collateral Agreement between the Company and PDL BioPharma, Inc. (26)
10.150	06/26/15	Registration Rights Agreement between the Company and PDL BioPharma, Inc. (26)
10.151	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc. (26)
10.152	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company and the HealthCor Funds and the Investors named therein(26)
10.153	06/26/15	Amendment to Registration Rights Agreement the Company and the HealthCor Fund(26)
10.154	10/07/15	First Amendment to Credit Agreement between the Company and PDL BioPharma, Inc. (27)
10.155	10/07/15	Tranche One Term Note in the Principal amount of $20 million issued to PDL BioPharma, Inc.(27)
10.156	10/17/15	Amended and Restated Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc.(27)
10.157	01/13/17	Settlement and LLC Interest Purchase Agreement between the Company and Rockwell Holdings I, LLC(28)
10.158	01/13/17	Interest Transfer Agreement between the Company and Rockwell Holdings I, LLC(28)
10.159	01/13/17	CareView Communications Inc. Promissory Note to Rockwell Holdings I, LLC(28)
10.160	01/13/17	Amended Warrant to Rockwell Holdings I, LLC(28)
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/30/16	Subsidiaries of the Registrant*
31.1	03/30/16	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/30/16	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	03/30/16	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/30/16	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2010.
(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 9, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.
(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.
(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.
(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2015.
(25)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 31, 2015
(26)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 29, 2015.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2015.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2017

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary,
Steven G. Johnson	Treasurer, Director	March 31, 2017

/s/ L. Allen Wheeler	Chairman of the Board, Principal Financial Officer,
L. Allen Wheeler	Chief Accounting Officer	March 31, 2017

/s/ Sandra K. McRee
Sandra K. McRee	Chief Operating Officer	March 31, 2017

/s/ Jeffrey C. Lightcap
Jeffrey C. Lightcap	Director	March 31, 2017

/s/ David R. White
David R. White	Director	March 31, 2017

/s/ Jason T. Thompson
Jason T. Thompson	Director	March 31, 2017

/s/ Steven B. Epstein
Steven B. Epstein	Director	March 31, 2017

/s/ Dr. James R. Higgins
Dr. James R. Higgins	Director	March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CareView Communications, Inc.
Lewisville, TX

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareView Communications, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, TX

March 30, 2017

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,088,258	$17,678,969
Accounts receivable, net	1,069,304	1,176,404
Other current assets	114,717	471,075
Total current assets	11,272,279	19,326,448

Property and equipment, net	4,152,414	4,483,440

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	612,337	380,765
Other assets	2,168,894	2,689,758
Total other assets	6,031,231	6,320,523
Total assets	$21,455,924	$30,130,411

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$195,472	$332,402
Notes payable	439,173	441,498
Mandatorily redeemable equity in joint venture	439,173	441,498
Accrued interest	328,979	261,450
Other current liabilities	485,221	479,226
Total current liabilities	1,888,018	1,956,074

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $21,267,829 and $23,041,363, respectively	42,271,224	33,729,093
Loan payable	20,000,000	20,000,000
Fair value of warrant liability	629	168,805
Total long-term liabilities	62,271,853	53,897,898
Total liabilities	64,159,871	55,853,972

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,119,834	82,434,461
Accumulated deficit	(126,408,409)	(107,795,712)
Total CareView Communications Inc. stockholders’ deficit	(42,149,194)	(25,221,870)
Noncontrolling interest	(554,753)	(501,691)
Total stockholders’ deficit	(42,703,947)	(25,723,561)
Total liabilities and stockholders’ deficit	$21,455,924	$30,130,411

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenues, net	$5,973,985	$5,139,450

Operating expenses:
Network operations	4,679,297	4,597,887
General and administration	3,757,816	3,744,095
Sales and marketing	776,961	845,322
Research and development	1,252,850	1,085,760
Depreciation and amortization	1,816,093	1,727,440
Total operating expense	12,283,017	12,000,504

Operating loss	(6,309,032)	(6,861,054)

Other income and (expense)
Interest expense	(12,592,998)	(9,651,869)
Change in fair value of warrant liability	168,176	133,059
Interest income	17,267	8,642
Other income	50,828	21,148
Total other income (expense)	(12,356,727)	(9,489,020)

Loss before taxes	(18,665,759)	(16,350,074)

Provision for income taxes	—	—

Net loss	(18,665,759)	(16,350,074)

Net loss attributable to noncontrolling interest	(53,062)	(65,082)

Net loss attributable to CareView Communications, Inc.	$(18,612,697)	$(16,284,992)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.13)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2014	139,380,748	139,381	76,502,913	(91,510,720)	(436,609)	(15,305,035)

Options granted as compensation	—	—	774,322	—	—	774,322

Warrants issued in connection with senior secured convertible notes	—	—	1,471,105	—	—	1,471,105

Warrants issued in connection with loan payable	—	—	1,257,778	—	—	1,257,778

Warrants issued for services	—	—	9,655	—	—	9,655

Adjustment to fair value of warrants for extension of exercise period	—	—	102,457	—	—	102,457

Beneficial conversion features for senior secured convertible notes	—	—	2,316,231	—	—	2,316,231

Net loss	—	—	—	(16,284,992)	(65,082)	(16,350,074)

Balance, December 31, 2015	139,380,748	139,381	82,434,461	(107,795,712)	(501,691)	(25,723,561)

Options granted as compensation	—	—	717,385	—	—	717,385

Beneficial conversion features for senior secured convertible notes	—	—	967,988	—	—	967,988

Net loss	—	—	—	(18,612,697)	(53,062)	(18,665,759)

Balance, December 31, 2016	139,380,748	$139,381	$84,119,834	$(126,408,409)	$(554,753)	$(42,703,947)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(18,665,759)	$(16,350,074)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,759,016	1,693,128
Amortization of debt discount and debt costs	2,741,522	2,311,167
Amortization of deferred installation costs	7,576	355,335
Amortization of deferred debt issuance and debt financing costs	291,084	165,911
Amortization of intangible assets	57,077	34,312
Interest incurred and paid in kind	6,768,597	6,477,845
Stock based compensation related to options granted	717,385	774,322
Stock based costs related to warrants issued	—	112,112
(Gain) loss on disposal of assets	2,825	47,137
Change in fair value of warrant liability	(168,176)	(133,059)
Changes in operating assets and liabilities:
Accounts receivable	107,100	(496,261)
Other current assets	359,533	(194,165)
Other assets	16,394	16,393
Accounts payable	(136,930)	87,620
Accrued expenses and other current liabilities	73,523	(242,204)
Net cash flows used in operating activities	(6,069,233)	(5,340,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	—	(3,250,000)
Purchase of property and equipment	(1,430,814)	(878,913)
Payment for deferred installation costs	(173,657)	(330,771)
Recovery of unused deferred installation costs	379,467	—
Patent and trademark costs	(291,824)	(148,995)
Purchase of computer software and website costs	—	(4,799)
Net cash flows used in investing activities	(1,516,828)	(4,613,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loan payable	—	26,000,000
Financing costs	—	(913,142)
Repayment of notes payable	(4,650)	(192)
Repayment of revolving line of credit	—	—
Net cash flows provided by financing activities	(4,650)	25,086,666

Increase (decrease) in cash	(7,590,711)	15,132,707
Cash and cash equivalent, beginning of period	17,678,969	2,546,262
Cash and cash equivalents, end of period	$10,088,258	$17,678,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,722,149	$640,970

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$967,988	$2,316,231
Warrants issued in connection with senior secured convertible notes	$—	$1,471,105
Warrants issued in connection with the loan payable	$—	$1,257,778

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

Description of Business

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

Description of Business (continued)

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits. We have never experienced any losses related to these funds

Restricted Cash

At December 31, 2016, we have $3,250,000 included in restricted cash in other assets on the consolidated balance sheet. The restricted cash is associated with our minimum cash requirement as stipulated in our credit agreement with PDL BioPharma, Inc. See further discussion in NOTE 13.

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

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal. As of December 31, 2016 and 2015, an allowance of $116,350 and $54,771, respectively, was recorded.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

●	Significant declines in an asset’s market price;
●	Significant deterioration in an asset’s physical condition;
●	Significant changes in the nature or extent of an asset’s use or operation;
●	Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
●	Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
●	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
●	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2016 and 2015, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2016 and 2015.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2016 and 2015.

Intellectual property is comprised of purchased and internally developed software costs totaling approximately $2,800,000, all of which was capitalized prior to 2008 and was fully amortized at December 31, 2012. During the years ended December 31, 2016 and 2015, we capitalized no additional intellectual property costs.

Patents and Trademarks

We have capitalized certain costs related to registering trademarks and patent pending technology. In accordance with GAAP, we amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments, below, and NOTES 11 and 12 for further details regarding derivative activity during the years ended December 31, 2016 and 2015.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December, 31:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability
2016	$(629)	$—	$—	$(629)
2015	$(168,805)	$—	$—	$(168,805)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015

Balance, beginning of period	$(168,805)	$(301,864)
Issuances of derivative liabilities	—	—
Change in fair value of warrant liability	168,176	133,059
Transfers in and/out of Level 3	—	—
Balance, end of period	$(629)	$(168,805)

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 122,000,000 and 108,000,000 at December 31, 2016 and 2015, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Deferred Debt Issuance and Debt Financing Costs

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2016 and 2015 totaled approximately $168,000 and $222,000, respectively.

Concentration of Credit Risks and Customer Data

We derive all of our revenues from hospitals. For the year ended December 31, 2016, 93 hospitals accounted for all of our revenue. During 2016 IASIS Healthcare Corporation (“IASIS”), Community Health Systems, Inc. (“CHS”) and Tenet Healthsystems Medical, Inc. (“Tenet”), accounted for 17%, 23% and 18% of our net revenues, respectively. For the year ended December 31, 2015, 96 hospitals accounted for all of our revenue. During 2015 IASIS, CHS and Tenet, accounted for 33%, 20% and 15% of our net revenues, respectively.

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

Recently Adopted Accounting Pronouncements

In April 2015, FASB, issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts and further requires the amortization of debt issuance cost to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate of the debt. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Management opted for early adoption of ASU 2015-03 and there is no material effect on the 2016 or 2015 consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. There was no material effect on the 2016 consolidated financial statements upon adoption.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of these amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  The ASU sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses.  The standard requires measurement and recognition of expected credit losses for most financial assets held.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for periods beginning after December 15, 2018.  We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. We do not expect the adoption of these amendments will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are continuing to assess all potential impacts of the standard, we currently believe, the impact of this standard will be primarily related to the accounting for our operating lease.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements and continue to evaluate the available transition methods.

NOTE 3 – LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2016 was approximately $10,088,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 11 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

Our continued successful operation is dependent upon us achieving positive cash flow through operations while maintaining adequate liquidity. We expect that the cash on hand, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the twelve month period beginning March 31, 2017. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY AND MANAGMENTS PLAN (Continued)

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of December 31, 2016, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 12 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of December 31, 2016.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2016 and 2015, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2016 and 2015, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, and 139,380,748 shares of Common Stock issued and outstanding. There was no Common Stock issued during the years ended December 31, 2016 or 2015.

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

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available) over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

No Warrants were granted during 2016. The assumptions used in the Black-Scholes Model during the year ended December 31, 2015 are set forth in the table below.

	2016	2015
Risk-free interest rate	NA	1.37-2.49%
Volatility	NA	60.02-77.14%
Expected life	NA	5-10
Dividend yield	NA	0.00%

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2014	34,598,572	$0.40-$1.65	$0.93	4.2
Granted	9,191,752	$0.33-$0.46	$0.46	9.3
Exercised	—
Expired	(8,592,626)
Balance at December 31, 2015	35,197,698	$0.33-$1.65	$0.82	5.6
Granted	—
Exercised	—
Expired	(500,000)
Balance at December 31, 2016	34,697,698	$0.33-$1.65	$0.82	4.7
Vested and Exercisable at December 31, 2016	34,697,698	$0.33-$1.65	$0.82	4.7

As of December 31, 2016 and 2015, we had no unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and Private Placement Warrants.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity During 2016

No Warrants were granted during 2016. In April and May 2016, 400,000 and 100,000 Warrants expired.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2016, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 318,684 remaining outstanding.

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2016, 2009 Plan Options to purchase 10,000,000 shares of our Common Stock have been issued with 6,518,260 remaining outstanding.

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2016, 2015 Plan Options to purchase 5,000,000 shares of our Common Stock have been issued with 4,829,000 remaining outstanding.

On December 7, 2016, we established the CareView Communications, Inc. 2016 Stock Option Plan (the “2016 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2016 Plan Option(s)”). The 2016 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2016 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2016, 2016 Plan Options to purchase 4,245,031 shares of our Common Stock have been issued and are outstanding.

The valuation methodology used to determine the fair value of the 2007 Plan Options, 2009 Plan Options, 2015 Plan Options and 2016 Plan Options, collectively, (the “Option(s)”) issued during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the years ended December 31, 2016 and 2015 are set forth in the table below.

	2016	2015
Risk-free interest rate	1.13-1.84%	1.41-1.74%
Volatility	63.49-73.73%	61.00-71.86%
Expected life	6	6
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term of the stock option and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available) over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	14,273,810	$0.54	6.3	$—
Granted	2,393,500	$0.47
Exercised	—
Expired	(6,795,471)
Forfeited	(521,172)
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Granted	6,907,975	$0.11
Exercised	—
Expired	(206,664)
Forfeited	(141,003)
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Vested and Exercisable at December 31, 2016	7,020,180	$0.60	6.2	$—

The weighted-average grant date fair value of Options granted during the years ended December 31, 2016 and 2015 was $.06 and $0.29 per share, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2016 and 2015 ($717,385 and $774,322, respectively) is based on awards vested. The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2016, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $742,000, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

Option Activity During 2016

●	In March 2016, we granted 2015 Plan Options to purchase 20,000 shares with an exercise price of $0.30 per share to an employee,
●	In August 2016, we granted 2015 Plan Options to 5 directors (235,295 each, totaling 1,176,475) and 35,000 to an employee to purchase shares with an exercise price of $0.17 and $0.18 per share, respectively,
●	In September 2016, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.08 per share to an employee,
●	In December 2016, we granted 2015 Plan Options to purchase 1,381,469 shares with an exercise price of $0.08 per share to certain employees and 754,969 shares with an exercise price of $0.10 to an employee, and
●	In December 2016, we granted 2016 Plan Options to an officer/directors (2,000,000), an officer (2,000,000) and 245,031 to an employee to purchase shares with an exercise price of $0.10 per share.

Option Activity During 2015

●	In February 2015, we granted 2009 Plan Options to purchase 56,444 shares with an exercise price of $0.53 per share to an employee,
●	In February 2015, we granted 2015 Plan Options to a director (150,000), an executive officer (1,000,000) and certain employees (558,556) to purchase shares with an exercise price of $0.53 per share,
●	In March 2015, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.50 per share to a director,
●	In August 2015, we granted 2015 Plan Options to purchase 5,000 shares with an exercise price of $0.38 per share to an employee,
●	In November 2015, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.31 per share to an employee, and
●	In December 2015, we granted 2015 Plan Options to purchase 523,500 shares with an exercise price of $0.26 per share to certain employees.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At December 31, 2016, we had approximately $69 million of federal net operating tax loss carry-forward which begins to expire in 2028 and approximately $14 million of state net operating losses which begins to expire in 2028.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2016	2015

Expected income tax benefit at statutory rate	$(6,514,444)	$(5,699,747)
Debt discount amortization	701,240	700,029
Permanently disallowed interest	801,750	914,129
Other permanent differences	30,818	41,515
State income tax benefit, net of tax effect at state statutory rate	—	—
Deferred pool true-ups/corrections related to:
Amortization	—	—
Net operating losses	45,138	232,567
Other	(43,369)	104,765
Change in valuation account	4,978,867	3,706,742
Income tax expense (benefit)	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$23,966,537	$21,321,688
Accrued interest	6,525,289	4,199,730
Stock based compensation	1,804,050	1,556,344
Amortization of intangible assets	389,695	441,399
Depreciation of fixed assets	223,211	(57,012)
Accrued expenses	105,674	96,284
Research and development credit carry-forward	29,084	29,084
Donations	11,241	11,241
Total deferred tax assets	33,054,781	27,598,758
Deferred tax liability-beneficial conversion feature	(3,066,771)	(2,589,615)
Valuation allowance for deferred tax assets	(29,988,010)	(25,009,143)
Deferred tax assets, net of valuation allowance	$—	$—

As a result of certain income tax accounting realization requirements with respect to accounting for share based compensation, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2016 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of approximately $690,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (Continued)

In 2016 and 2015, the deferred tax valuation allowance increased by $4,978,867 and $3,706,742 respectively. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2016 and 2015, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three year statute of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2013. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2016	2015
Prepaid expenses	$102,601	$467,137
Other current assets	12,116	3,938
TOTAL OTHER CURRENT ASSETS	$114,717	$471,075

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
Network equipment	$12,632,559	$11,310,495
Office equipment	243,267	200,683
Test equipment	166,484	115,712
Vehicles	161,584	158,803
Furniture	87,646	81,838
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,306,185	11,882,176
Less: accumulated depreciation	(9,153,771)	(7,398,736)
TOTAL PROPERTY AND EQUIPMENT	$4,152,414	$4,483,440

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the years ended December 31, 2016 and 2015 was $1,759,016 and $1,693,128, respectively.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$711,961	$104,574	$607,387
Other intangible assets	53,088	48,138	4,950
TOTAL INTANGIBLE ASSETS	$765,049	$152,712	$612,337

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents and trademarks	$420,137	$53,706	$366,431
Other intangible assets	56,263	41,929	14,334
TOTAL INTANGIBLE ASSETS	$476,400	$95,635	$380,765

Other assets consist of the following:

	December 31, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$271,528	$986,250
Deferred financing costs	805,917	185,466	620,451
Deferred installation costs	1,582,059	1,228,558	353,501
Prepaid license fee	249,999	87,431	162,568
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,941,877	$1,772,983	$2,168,894

	December 31, 2015
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$91,840	$1,165,938
Deferred financing costs	805,917	74,070	731,847
Deferred installation costs	1,787,869	1,220,982	566,887
Prepaid license fee	249,999	71,038	178,962
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,147,687	$1,457,930	$2,689,758

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2016	2015
Accrued taxes	$182,122	$235,162
Accrued paid time off	126,486	108,526
Allowance for system removal	116,350	54,771
Other accrued liabilities	35,263	13,267
Accrued professional services	25,000	67,500
TOTAL OTHER CURRENT LIABILITIES	$485,221	$479,226

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five year period under the same terms and conditions. Rent expense for the years ended December 31, 2016 and 2015 was $199,553 and $214,147, respectively.

A summary of the monthly base rent per the Lease and the Lease Extension follows:

Years Ending June 30,
2017	$16,613
2018	$15,052
2019	$15,503
2020	$15,968

As of December 31, 2016, future minimum rental payments are as follows:

Years Ending December 31,
2017	$189,990
2018	183,330
2019	188,830
Through June 30, 2020	95,810
Total	$657,960

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– COMMITMENTS AND CONTINGENCIES (Continued)

Debt Maturity

As of December 31, 2016, future debt payments due are as follows:

Years Ending December 31,	Total	Loan Payable	Senior Secured Convertible Notes(1)	Notes Payable	Mandatorily Redeemable Equity in Joint Venture
2017	$878,346	$—	$—	$439,173	$439,173
2018	6,666,667	6,666,667	—	—	—
2019	6,666,667	6,666,667	—	—	—
2020	6,666,666	6,666,666	—	—	—
2021	39,637,156	—	39,637,156	—	—
Thereafter	23,901,897	—	23,901,897	—	—
Total	$84,417,399	$20,000,000	$63,539,053	$439,173	$439,173

 (1) Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as 42,271,224, which represents this amount less debt discount of $21,267,829.

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through December 31, 2016 interest has been added to the outstanding principal balance.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR Continued)

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of December 31, 2016, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 32,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of December 31, 2016, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 7,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes”). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2016, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 18,000,000.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of December 31, 2016, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 12,000,000 to the New Investors.

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

NOTE 11 – AGREEMENT WITH HEALTHCOR Continued)

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the years ended December 31, 2016 and 2015, we recorded a BCF of $967,988 and $2,316,231, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. The discount associated with the Fifth Amendment Notes ($98,555) and the expense related to the Sixth Amendment ($8,669) are amortized to interest expense using the effective interest method.

We recorded an aggregate of $2,683,719 and $2,267,814 in interest expense for the years ended December 31, 2016 and 2015, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at December 31, 2016 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

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

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the consolidated balance sheets at December 31, 2016 and 2015.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For the period from June 25, 2015 through December 31, 2015, $91,840 was amortized to interest expense. For the year ended December 31, 2016, $179,688 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For the period from June 25, 2015 through December 31, 2015, $74,071 was amortized to interest expense. For the year ended December 31, 2016, $111,396 was amortized to interest expense.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)”). See NOTE 15 for details of a settlement agreement wherein we purchased Rockwell’s interest in the Project LLCs.

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

As additional consideration to Rockwell for providing the funding, we granted Rockwell a warrant to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and using the Black-Scholes Model valued the Warrants at $1,124,728 (the “Project Warrant”). The Project Warrant is classified as equity and is included in additional paid-in-capital on the accompanying consolidated financial statements. We allocated the proceeds to the Project Warrant, the Project Notes and Preferential Returns based on the relative fair value. The originally recorded debt discount of $636,752 was amortized over the expected life of the debt and was fully amortized at December 31, 2015.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – JOINT VENTURE AGREEMENT (Continued)

As of December 31, 2016 and 2015, the Project LLCs’ indebtedness to Rockwell, including principal and interest totaled approximately $1,207,000 and $1,139,000, respectively. On June 30, 2016, the Project Notes and Rockwell’s Preferential Returns, previously due on June 30, 2016 (the “June 2016 extensions”), were extended to June 30, 2017. In conjunction with an August 2013 extension of the due dates of the Project Notes and Rockwell’s Preferential Returns to December 31, 2013, the expiration date of the Project Warrant was extended to November 16, 2015. In October 2015, the expiration date of the Project Warrant was further extended from November 16, 2015 to November 16, 2017. In both cases, all other provisions of the Project Warrant remained unchanged. The Project Warrant were revalued in August 2013 resulting in a $25,327 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. The Project Warrant were also revalued in October 2015 resulting in a $102,457 increase in fair value, which was recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. CareView, as 50% owner of the LLCs, is currently negotiating with Rockwell to settle the debt of the LLCs through the issuance of shares of CareView’s Common Stock. Although CareView anticipates that this settlement will be forthcoming in the near future, CareView and the LLCs can give no assurances that a settlement will be negotiated, or if negotiated and settled, that it will be through the issuance of CareView’s Common Stock.

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

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2016 and 2015 are as follows:

	2016	2015
Assets
Cash	$1,270	$2,146
Receivables	2,579	4,731
Total current assets	3,849	6,877
Property, net	22,555	50,382
Total assets	$26,404	$57,259

Liabilities
Accounts payable	$141,782	$132,170
Notes payable	439,173	441,498
Mandatorily redeemable interest	439,173	441,498
Accrued interest	328,978	261,450
Other current liabilities	8,747	26,936
Total liabilities	$1,357,853	$1,303,552

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenue, net	$28,388	$28,388
Network operations expense	16,655	16,655
General and administrative expense (recovery)	(19,466)	3,177
Depreciation	48,794	49,091
Total operating costs	45,983	68,923
Operating income (loss)	(17,595)	(40,535)
Other income (expense)	(88,529)	(89,629)
Loss before taxes	(106,124)	(130,164)
Provision for taxes	—	—
Net loss	(106,124)	(130,164)
Net loss attributable to noncontrolling interest	(53,062)	(65,082)
Net loss attributable to CareView Communications, Inc.	$(53,062)	$(65,082)

NOTE 15 – SUBSEQUENT EVENTS

ROCKWELL SETTLEMENT AGREEMENT

On January 31, 2017, under the terms of the Master Investment Agreement (for more details see NOTE 13), wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 (representing the balance on the Project Notes and Preferential Return as of January 31, 2017) by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, CareView will make quarterly principal payments of $100,000, with each payment being made on the last day of each fiscal quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

