Form 10-K/A
period 2016-12-31
CareView Communications Inc
filed 2017-04-03
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to CareView Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm appearing on page F-1 of the Original Form 10-K to correct a scrivener’s error with respect to the date thereof. This Amendment does not amend or otherwise update any of information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K. The Report of Independent Registered Public Accounting Firm filed with this Amendment, replaces the report file with the Original Form 10-K in its entirety.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 3, 2017

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

3

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

March 31, 2017

F-1