Form 10-K/A
period 2016-12-31
CareView Communications Inc
filed 2017-04-06
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 (the "Amendment") to CareView Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017 (the "Original Form 10-K"), is being filed with the limited purpose of amending the Beneficial Security Ownership Table in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. This Amendment does not amend or otherwise update any of information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K. The Beneficial Security Ownership Table filed with this Amendment, replaces the Beneficial Security Ownership Table filed with the Original Form 10-K in its entirety.

2

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	17,892,829 (2)	12.64%
Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer, Chief Accounting Officer)	16,555,946 (3)	11.73%
Common Stock	Sandra K. McRee (Chief Operating Officer)	4,038,892 (4)	2.83%
Common Stock	Jeffrey C. Lightcap (Director)	80,647,804 (5)	36.65%
Common Stock	David R. White (Director)	500,000 (6)	0.36%
Common Stock	Jason T. Thompson (Director)	843,057 (7)	0.60%
Common Stock	Steven B. Epstein (Director)	2,811,116 (8)	2.00%
Common Stock	Dr. James R. Higgins (Director)	12,621,777 (9)	8.95%
Common Stock	All Officers & Directors as a Group (8 persons)	135,911,421 (10)	58.82%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912	13,605,506 (11)	9.49%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 100,000 shares due to Johnson upon exercise of vested Options, (iii) 400,001 shares due to Johnson upon exercise of vested warrants, (iv) 1,622,235 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 141,502,984 shares which would be outstanding if all of Johnson's vested Options and Warrants were exercised and convertible debt was converted.
(3)	This amount includes (i) 516,345 shares directly owned by Wheeler, (ii) 250,000 shares due to Wheeler upon exercise of Options, (iii) 307,692 shares due to Wheeler upon exercise of vested warrants (iv) 1,247,873 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29,2016), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 141,186,313 shares which would be outstanding if all of Wheeler's vested Options and Warrants were exercised and convertible debt was converted.
(4)	This amount includes (i) 750,000 shares directly owned by McRee, (ii) 2,666,667 shares due to McRee upon exercise of vested Options, (iii) 123,076 shares due to McRee upon exercise of vested warrants, and (iv) 499,149 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for McRee is based on 142,669,640 shares which would be outstanding if all of McRee's vested Options and Warrants were exercised and convertible debt was converted.

3

(5)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, LP, HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP, HealthCor Partners GP, LLC, and Jeffrey C. Lightcap (collectively, the Reporting Persons), beneficially own an aggregate of 80,647,804 shares, representing (i) 4,242,768 shares that may be acquired upon conversion of convertible debt dated February 17, 2015, (ii) 18,547,936 shares that may be acquired upon conversion of the 2014 HealthCor Notes, (iii) 7,525,620 shares that may be acquired upon conversion of the 2012 HealthCor Notes, (iv) 32,502,468 shares that may be acquired upon conversion of the 2011 HealthCor Notes, and (v) 17,829,012 shares that may be acquired upon exercise of Warrants. The amounts detailed above include interest paid in kind on the notes through March 31, 2017. The amounts detailed above also include (i) 430,769 shares underlying vested Warrants and (ii) 1,747,023 shares that may be acquired upon conversion of convertible debt dated February 17, 2015, in each case held by Mr. Lightcap individually through a retirement account. The percentage ownership for all such Reporting Persons is based on 220,028,552 shares which would be outstanding if the Reporting Persons' convertible debt were converted in full, and the Reporting Persons' Warrants were exercised, in each case including those held by Mr. Lightcap individually. Mr. Lightcap is a managing member of the general partner of HealthCor Partners Management, LP, the investment manager of HealthCor Partners Fund, LP. HealthCor Partners Management, LP provides advice to its affiliate, HealthCor Management, LP, with respect to HealthCor Hybrid Offshore Master Fund, LP. Mr. Lightcap disclaims beneficial ownership over the share held by the HealthCor entities except to the extent of his pecuniary interest therein. The address for HealthCor Partners Management, LP is 152 W. 57th Street, 43rd Floor, New York, NY 10019.
(6)	This amount includes (i) 500,000 shares due to White upon exercise of vested Options. The percentage of class for White is based on 139,880,748 shares which would be outstanding if all of White's vested Options were exercised.
(7)	This amount includes (i) 537,500 shares directly owned by Thompson, (ii) 150,000 shares due to Thompson upon exercise of vested Options, (iii) 30,769 shares due to Thompson upon exercise of vested warrants, and (iv) 124,788 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Thompson is based on 139,686,305 shares which would be outstanding if all of Thompson's vested Options and Warrants were exercised and convertible debt was converted.
(8)	This amount includes (i) 1,500,000 shares directly owned by Epstein, (ii) 533,333 shares due to Epstein upon exercise of vested Options, (iii) 153,846 shares due to Epstein upon exercise of vested warrants, and (iv) 623,937 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Epstein is based on 140,691,864 shares which would be outstanding if all of Epstein's vested Options and Warrants were exercised and convertible debt was converted.
(9)	This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (ii) 4,823,229 shares held in trust by Higgins' wife, (iv) 150,000 shares due to Higgins upon exercise of vested Options, (v) 307,692 shares due to Higgins upon exercise of vested warrants, and (vi) 1,247,873 shares that may be acquired upon conversion of convertible debt dated February 17, 2015 (including interest paid in kind through May 29, 2016). The percentage of class for Higgins is based on 141,086,313 shares which would be outstanding if all of Higgin's vested Options and Warrants were exercised and convertible debt was converted.
(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 231,067,483 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(11)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 75,000 shares held in trust for Smith's minor children, (iii) 6,210,723 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith and (v) 4,000,000 shares due to Smith upon the exercise of Warrants. The percentage of class for Smith is based on 143,380,748 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 6, 2017

CAREVIEW COMMUNICATIONS, INC.

	By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

	By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer

5