Form 10-Q
period 2017-03-31
CareView Communications Inc
filed 2017-05-15
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 15, 2017 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	December 31,
	(unaudited)	2016
Current Assets:
Cash and cash equivalents	$7,827,332	$10,088,258
Accounts receivable, net	1,133,598	1,069,304
Other current assets	355,502	114,717
Total current assets	9,316,432	11,272,279

Property and equipment, net	3,825,360	4,152,414

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	615,789	612,337
Other assets	2,051,814	2,168,894
Total other assets	5,917,603	6,031,231
Total assets	$19,059,395	$21,455,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$336,899	$195,472
Current portion of long term note payable	400,000	—
Notes payable	—	439,173
Mandatorily redeemable equity in joint venture	—	439,173
Accrued interest	—	328,979
Other current liabilities	535,316	485,221
Total current liabilities	1,272,215	1,888,018

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $20,577,947 and $21,267,829, respectively	44,663,067	42,271,224
Loan payable	20,000,000	20,000,000
Note payable	613,786	—
Accrued interest	9,289	—
Fair value of warrant liability	629	629
Total long-term liabilities	65,286,771	62,271,853
Total liabilities	66,558,986	64,159,871

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,332,236	84,119,834
Accumulated deficit	(131,971,208)	(126,408,409)
Total CareView Communications Inc. stockholders’ deficit	(47,499,591)	(42,149,194)
Noncontrolling interest	—	(554,753)
Total stockholders’ deficit	(47,499,591)	(42,703,947)
Total liabilities and stockholders’ deficit	$19,059,395	$21,455,924

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues, net	$1,497,693	$1,495,793

Operating expenses:
Network operations	1,153,448	1,152,107
General and administration	1,083,022	1,054,858
Sales and marketing	193,722	221,688
Research and development	410,229	249,098
Depreciation and amortization	453,682	445,416
Total operating expense	3,294,103	3,123,167

Operating loss	(1,796,410)	(1,627,374)

Other income and (expense)
Interest expense	(3,220,762)	(3,151,557)
Change in fair value of warrant liability	—	84,497
Interest income	3,014	4,970
Other income	6,112	5,120
Total other income (expense)	(3,211,636)	(3,056,970)

Loss before taxes	(5,008,046)	(4,684,344)

Provision for income taxes	—	—

Net loss	(5,008,046)	(4,684,344)

Net loss attributable to noncontrolling interest	—	(16,110)

Net loss attributable to CareView Communications, Inc.	$(5,008,046)	$(4,668,234)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(5,008,046)	$(4,684,344)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	443,246	423,560
Amortization of debt discount and debt costs	753,468	607,138
Amortization of deferred installation costs	76,634	102,541
Amortization of deferred debt issuance and debt financing costs	72,771	72,772
Amortization of intangible assets	10,436	21,856
Interest incurred and paid in kind	1,701,961	1,774,076
Stock based compensation related to options granted	120,376	190,843
Stock based costs related to warrants issued	11,512	—
Change in fair value of warrant liability	—	(84,497)
Changes in operating assets and liabilities:
Accounts receivable	(64,294)	(8,728)
Other current assets	(240,785)	(18,929)
Other assets	4,098	4,098
Accounts payable	141,427	54,901
Accrued expenses and other current liabilities	65,845	121,875
Net cash flows used in operating activities	(1,911,351)	(1,422,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(99,264)	(474,838)
Payment for deferred installation costs	(36,423)	(37,935)
Patent and trademark costs	(13,888)	(174,785)
Net cash flows used in investing activities	(149,575)	(687,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(200,000)	—
Net cash flows used in financing activities	(200,000)	—

Decrease in cash	(2,260,926)	(2,110,396)
Cash and cash equivalent, beginning of period	10,088,258	17,678,969
Cash and cash equivalents, end of period	$7,827,332	$15,568,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$676,000	$682,150

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$63,586	$516,844

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 124,000,000 and 110,000,000 at March 31, 2017 and 2016, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2017 was approximately $7,800,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (“the Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of March 31, 2017, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (see NOTE 12 for further details). No funds under the second tranche of the PDL Credit Agreement were available to us as of March 31, 2017.

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

Warrant Activity during the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, no Warrants were issued and none were exercised or expired.

As of March 31, 2017 and December 31, 2016, we recorded a warrant liability of $629 in our consolidated financial statements.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2017, we granted options to purchase 20,000 shares of our Common Stock (the ‘‘Option(s)’’) to an employee. During those same three month period, 74,165 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Granted	20,000	$0.09		$—
Canceled	(74,165)
Balance at March 31, 2017	15,856,810	$0.37	7.8	$13,315
Vested and Exercisable at March 31, 2017	7,818,514	$0.59		$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Risk-free interest rate	1.99%	1.13-1.84%
Volatility	78.40%	63.49-73.73%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2017 and 2016 ($120,376 and $190,843, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

At March 31, 2017, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $842,000, which is expected to be recognized over a weighted-average period of 1.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2017	December 31, 2016
Prepaid equipment	$167,597	$40,269
Prepaid insurance	150,444	39,343
Other prepaid expense	30,201	20,489
Other current assets	7,260	14,616
TOTAL OTHER CURRENT ASSETS	$355,502	$114,717

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Network equipment	$12,856,069	$12,632,559
Office equipment	250,080	243,267
Vehicles	161,584	161,584
Test equipment	172,985	166,484
Furniture	90,244	87,646
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,545,607	13,306,185
Less: accumulated depreciation	(9,720,247)	(9,153,771)
TOTAL PROPERTY AND EQUIPMENT	$3,825,360	$4,152,414

Depreciation expense for the three months ended March 31, 2017 and 2016 was $443,246 and $423,560, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$725,850	$113,480	$612,370
Other intangible assets	53,087	49,668	3,419
TOTAL INTANGIBLE ASSETS	$778,937	$163,148	$615,789

	December 31, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$711,961	$104,574	$607,387
Other intangible assets	53,088	48,138	4,950
TOTAL INTANGIBLE ASSETS	$765,049	$152,712	$612,337

Other assets consist of the following:

	March 31, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$316,450	$941,328
Prepaid financing costs	805,917	213,315	592,602
Deferred installation costs	1,618,482	1,305,192	313,290
Prepaid license fee	249,999	91,529	158,470
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,978,300	$1,926,486	$2,051,814

Other assets consist of the following:

	December 31, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$271,528	$986,250
Deferred financing costs	805,917	185,466	620,451
Deferred installation costs	1,582,059	1,228,558	353,501
Prepaid license fee	249,999	87,431	162,568
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,941,877	$1,772,983	$2,168,894

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accrued taxes	$169,880	$182,122
Accrued insurance	108,815	—
Allowance for system removal	87,400	116,350
Accrued paid time off	76,432	126,486
Accrued professional services	50,000	25,000
Other accrued liabilities	42,789	35,263
TOTAL OTHER CURRENT LIABILITIES	$535,316	$485,221

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of the losses recorded during the three months ended March 31, 2017 and the additional losses expected for the remainder of 2016 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2017, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

On January 31, 2017, under the terms of the Rockwell, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, CareView will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 (which payment was timely paid) and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying condensed consolidated financial statements.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets
Cash	$—	$1,270
Receivables	—	2,579
Total current assets	—	3,849
Property, net	—	22,555
Total assets	$—	$26,404

Liabilities
Accounts payable	$—	$141,782
Accrued interest	—	439,173
Other current liabilities	—	439,173
Notes payable	—	328,978
Mandatorily redeemable interest	—	8,747
Total liabilities	$—	$1,357,853

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 is as follows:

	March 31,
	2017	2016

Revenue	$—	$7,097
Network operations expense	—	4,164
General and administrative expense	—	813
Depreciation	—	12,133
Total operating costs	—	17,110
Operating loss	—	(10,013)
Other expense	—	(22,207)
Loss before taxes	—	(32,220)
Provision for taxes	—	—
Net loss	—	(32,220)
Net loss attributable to noncontrolling interest	—	(16,110)
Net loss attributable to CareView Communications, Inc.	$—	$(16,110)

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through March 31, 2017 interest has been added to the outstanding principal balance.

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of March 31, 2017, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 33,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of March 31, 2017, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2017, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 19,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2017, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 12,000,000 to the New Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three months ended March 31, 2017 and 2016, we recorded a BCF of $63,585 and $516,844, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $739,017 and $592,688 in interest expense for the three months ended March 31, 2017 and 2016, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at March 31, 2017 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,450 in financing costs for both the three months ended March 31, 2017 and 2016 related to this transaction.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“PDL” or the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

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

The PDL Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults. We were not in default of any conditions under the PDL Credit Agreement as of March 31, 2017.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For both the three months ended March 31, 2017 and 2016, $44,922 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For both the three months ended March 31, 2017 and 2016, $27,849, respectively, was amortized to interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2016. The reported results will not necessarily reflect future results of operations or financial condition.

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

Research Medical Center

In February 2015, we executed a six-month P&S Pilot Agreement for 280 beds with Hospital Corporation of America (“HCA”) to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. Currently we are billing 282 units monthly under the P&S Pilot Agreement and are continuing to work with Research Medical Center and anticipate moving them onto P&S Agreement under the HealthTrust GPO by the end of April 2017.

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

Kaiser Permanente

We currently are billing 416 units monthly in seven Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

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

Geisinger Health System

In 2015 we signed a P&S Pilot Agreement with Geisinger Medical Center (“GMC”). Currently there are 144 monthly billable units at GMC. The results of the pilot were favorable and we have finalized the terms of a Master Agreement with GMC. There are approximately 1,800 beds within GMC. Upon completion of the Master Agreement, we anticipate rolling out product and services to all owned and affiliated facilities. Currently we are in discussions with two GMC facilities who have expressed interest in installing the CareView System. We anticipate finalizing agreements with these facilities within 60 days of the date of this filing. We will also continue our sales efforts to the balance of GMC.

Baptist Health South Florida

Baptist Health South Florida is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. We are currently billing 104 units monthly. After a successful pilot Baptist has decided to move forward with a Master Agreement. Final negotiations on the agreement is currently in progress. We anticipate the contract to be executed by the end of May 2017. The Company anticipates that the final roll-out will be approximately 600 beds.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 Units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out.

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

We also presented to Baylor Rehab Institute which is a joint venture (“JV”) between BSW and Select Healthcare, BIR, JV LLC (“BIR”). We anticipate finalizing a contract with BIR for installation at its three inpatient facilities in the Dallas area by the end of May 2017. Once the contact is finalized, we will commence to install and train at these facilities with the goal of going live during our second quarter 2017.

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System. The CareView System is in the process of being installed in the John L. McClellan Memorial Veterans Hospital in Little Rock with 78 of the 100 beds installed and billable. The remaining 22 beds will be installed sometime in Q3.

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

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts and currently has 10 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 800 beds in the 10 hospitals. In addition, Steward recently announced the acquisition of 8 hospitals from CHS. CareView is already installed in 3 of those 8 and anticipates being rolled-out to the additional 5 hospitals once Steward has completed the acquisition. All totaled, we anticipate being installed in all 18 of the Steward Hospital facilities with a total of over 1,300 beds installed.

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

Events Occurring During First Quarter 2017

On November 16, 2009 we entered into a Master Investment Agreement by and between Rockwell Holdings I, LLC (“Rockwell”) and the Company (the “Rockwell Agreement”), wherein CareView-Hillcrest, LLC and CareView-Saline, LLC were created as operating entities (the “Project LLC(s)”) (for more details see NOTE 9 of the accompanying condensed consolidated financial statements.). On January 31, 2017, under the terms of the Rockwell Agreement, we exercised the option to purchase Rockwell’s interest in the Project LLCs by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, CareView will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of April 30, 2017. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/Pilot Hospitals	Potential Units Available Under Current Contract/Pilot Contracts*	Units in Negotiation Prior to Contract/Pilot
118	9,411	8,109	113,535	46,125	60,131

(*) This number represents management’s best estimate of the number of units available to us in hospitals that are currently under contract. We assume that in any given acute care facility, our products and services are appropriate for deployment in approximately 70% of the total staffed beds. If we have specific information from a current contracted or pilot hospital that the number of potential units in that hospital is either higher or lower than 70%, specific number has been used in the aggregate estimate .

We experienced significant turnover in our installed base in 2016. While we added 1,262 units we removed 1,132 units resulting in an increase of 130 units. For the 12 month period from April 30, 2016 to April 30, 2017 we added 1,586 units and removed 1,334 units resulting in an increase of 252 units. The reason for the de-installations was due in large part to sales of individual hospitals by our existing customers. There is language in our P&S Agreement that allows the P&S Agreement to be cancelled in the event that a facility is divested. This allows the acquiring company to cut costs which is something that many acquirers seek to do. However, that is not always the case and while Management anticipates that we will continue to see some removals as individual hospitals are sold we do not expect to continue to lose units at such a high rate. The Company has successfully sold our technology to acquiring companies which has presented opportunities to sell into new hospital systems. Additionally, many of our existing customers are also members of HealthTrust GPO, and as those customers migrate over to the HealthTrust GPO Agreement, they will be renewed into a 36 month P&S Agreement.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	Change
	(000’s)
Revenue	$1,498	$1,496	$2
Operating expenses	3,294	3,123	171
Operating loss	(1,796)	(1,627)	(169)
Other, net	(3,212)	(3,057)	(155)
Net loss	(5,008)	(4,684)	(324)
Net income (loss) attributable to noncontrolling interest	—	(16)	16
Net loss attributed to CareView	$(5,008)	$(4,668)	$(340)

Revenue

Revenue increased approximately $2,000 for the three months ended March 31, 2017 as compared to the same period in 2015. This slight increase is a direct result of h ospitals with billable units improving from 94 on March 31, 2016 to 97 on March 31, 2017. Of the 97 hospitals with billable units on March 31, 2017, two hospital groups accounted for 41% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,001 (7,485 and 516, respectively) on March 31, 2017 as compared to 8,227 (7,658 and 569, respectively) on March 31, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2017	2016
Human resource costs, including non-cash compensation	49%	48%
Professional and consulting costs	10%	8%
Depreciation and amortization	14%	14%
Oher product deployment costs	6%	10%
Travel and entertainment expense	11%	9%
Other expenses	10%	11%

Operating expenses increased by 5% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$125
Professional and consulting costs	67
Travel and entertainment expense	66
Other expenses	9
Depreciation and amortization	8
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(104)
$171

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended March 31, 2017 compared to the same period in 2016. While we had 81employees at March 31, 2017 as compared to 72 for the comparable date for the prior year, on average we employed 78 employees over the course of current period as compared to 74 for the comparable prior year period. Professional and consulting fees increased approximately $67,000, primarily as a result of increased legal fees. The decrease in product deployment costs is primarily a result of a reduction of approximately $27,000 in product installation costs recorded during the three months ended March 31, 2017 coupled with a reversal of $51,000 in previously accrued product removal costs recovered during the three months ended March 31, 2017.

Other, net

Other non-operating income and expense increased by $155,000, or 5%, for the three months ended March 31, 2017 in comparison to the same period in 2016, primarily a result of an increase in interest expense related to the HealthCor funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, our first quarter 2017 net loss of $5,008,000 increased $340,000, or 7%, as compared to the $4,668,000 net loss for the first quarter of 2016, which included the $16,000 net loss attributed to noncontrolling interests.

Liquidity and Capital Resources

Our cash position at March 31, 2017 was approximately $7,800,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of March 31, 2017, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (for more details see NOTE 12 of the accompanying condensed consolidated financial statements.). No funds under the second tranche of the PDL Credit Agreement were available to us as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2017.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 31, 2017 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2017.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Changes in Internal Controls

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	05/15/17	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/15/17	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/15/17	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/15/17	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2017

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ L. Allen Wheeler
L. Allen Wheeler
Principal Financial Officer
Chief Accounting Officer