Form 10-Q
period 2017-06-30
CareView Communications Inc
filed 2017-08-10
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 10, 2017 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 ASSETS

	June 30,
	2017	December 31,
	(unaudited)	2016
Current Assets:
Cash and cash equivalents	$5,880,540	$10,088,258
Accounts receivable, net	1,033,175	1,069,304
Other current assets	258,709	114,717
Total current assets	7,172,424	11,272,279

Property and equipment, net	3,934,121	4,152,414

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	628,971	612,337
Other assets	1,948,234	2,168,894
Total other assets	5,827,205	6,031,231
Total assets	$16,933,750	$21,455,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$337,630	$195,472
Current portion of long term note payable	400,000	—
Notes payable	—	439,173
Mandatorily redeemable equity in joint venture	—	439,173
Accrued interest	—	328,979
Other current liabilities	722,374	485,221
Total current liabilities	1,460,004	1,888,018

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $19,809,716 and $21,267,829, respectively	47,157,361	42,271,224
Loan payable	20,000,000	20,000,000
Note payable	513,786	—
Accrued interest	21,971	—
Fair value of warrant liability	629	629
Total long-term liabilities	67,693,747	62,271,853
Total liabilities	69,153,751	64,159,871

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,330,259	84,119,834
Accumulated deficit	(135,689,641)	(126,408,409)
Total CareView Communications Inc. stockholders’ deficit	(52,220,001)	(42,149,194)
Noncontrolling interest	—	(554,753)
Total stockholders’ deficit	(52,220,001)	(42,703,947)
Total liabilities and stockholders’ deficit	$16,933,750	$21,455,924

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues, net	$1,602,957	$1,534,116	$3,100,650	$3,029,909

Operating expenses:
Network operations	1,124,810	1,135,494	2,278,258	2,287,601
General and administration	1,043,336	912,280	2,126,358	1,967,138
Sales and marketing	164,099	153,353	357,821	375,041
Research and development	377,633	328,389	787,862	577,487
Depreciation and amortization	465,358	451,569	919,040	896,985
Total operating expense	3,175,236	2,981,085	6,469,339	6,104,252

Operating loss	(1,572,279)	(1,446,969)	(3,368,689)	(3,074,343)

Other income and (expense)
Interest expense	(3,284,743)	(3,099,911)	(6,505,505)	(6,251,468)
Change in fair value of warrant liability	—	72,523	—	157,020
Interest income	2,511	4,468	5,525	9,438
Other income	9,643	88	15,755	5,208
Total other income (expense)	(3,272,589)	(3,022,832)	(6,484,225)	(6,079,802)

Loss before taxes	(4,844,868)	(4,469,801)	(9,852,914)	(9,154,145)

Provision for income taxes	—	—	—	—

Net loss	(4,844,868)	(4,469,801)	(9,852,914)	(9,154,145)

Net loss attributable to noncontrolling interest	—	(15,415)	—	(31,525)

Net loss attributable to CareView Communications, Inc.	$(4,844,868)	$(4,454,386)	$(9,852,914)	$(9,122,620)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,852,914)	$(9,154,145)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	897,298	863,456
Amortization of debt discount and debt costs	1,550,680	1,278,278
Amortization of deferred installation costs	155,017	190,635
Amortization of deferred debt issuance and debt financing costs	145,542	145,542
Amortization of intangible assets	21,742	33,529
Interest incurred and paid in kind	3,428,024	3,432,006
Stock based compensation related to options granted	215,853	380,535
Stock based costs related to warrants issued	11,512	—
Loss on disposal of assets	1,717	1,459
Change in fair value of warrant liability	—	(157,020)
Changes in operating assets and liabilities:
Accounts receivable	36,129	118,850
Other current assets	(143,992)	75,992
Other assets	8,196	8,197
Accounts payable	142,158	5,542
Accrued expenses and other current liabilities	265,585	184,973
Net cash flows used in operating activities	(3,117,453)	(2,592,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(663,794)	(712,857)
Payment for deferred installation costs	(88,095)	(64,712)
Patent and trademark costs	(38,376)	(221,201)
Net cash flows used in investing activities	(790,265)	(998,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(300,000)	(861)
Repayment of mandatorily redeemable equity in joint venture	—	(861)
Net cash flows used in financing activities	(300,000)	(1,722)

Decrease in cash	(4,207,718)	(3,592,663)
Cash and cash equivalent, beginning of period	10,088,258	17,678,969
Cash and cash equivalents, end of period	$5,880,540	$14,086,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,351,000	$1,362,550

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$92,567	$988,069

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 126,000,000 and 111,000,000 at June 30, 2017 and 2016, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2017 was approximately $5,881,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. (see NOTE 12 for further details).

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLAN (Continued)

Our continued successful operation is dependent upon us achieving positive cash flow through operations or securing adequate debt financing to fund operations until positive cash flow is achieved. We expect that the cash on hand, as well as our existing and projected cash flow from billable contracts, will enable us to continue to operate for the next twelve month period, in conjunction with anticipated new debt financing arrangements or the restructuring of the Company's cost structure. We believe that our sales and marketing plan to attract new business and our ongoing deployment and installation of units under existing hospital agreements, will meet our near-term cash needs and will help us achieve future operating profitability.

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”) (except certain Warrants issued to HealthCor in 2011 as discussed in NOTE 11 and the warrants issued in connection with a private placement completed in April 2013 “Private Placement Warrants”. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our common stock or “down round” provisions. In accordance with the accounting standards, we determined that these instruments qualify as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the Warrants issued to HealthCor and the Private Placement Warrants was computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of these Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments. As discussed in NOTE 11 , the Warrants issued to HealthCor in 2011 were substantially amended and no longer contain down round provisions.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Six Months Ended June 30, 2017

During the six months ended June 30, 2017, no Warrants were issued, 340,000 Warrants expired and none were exercised.

As of June 30, 2017 and December 31, 2016, we recorded a warrant liability of $629 in our consolidated financial statements.

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

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2017, we granted options to purchase 545,000 shares of our Common Stock (the ‘‘Option(s)’’) to certain employees. During those same six month period, 153,497 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Granted	545,000	$0.11	9.9	$400
Expired	(56,668)
Canceled	(153,497)
Balance at June 30, 2017	16,245,810	$0.36	7.6	$81,189
Vested and Exercisable at June 30, 2017	7,981,845	$0.59	5.9	$—

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Risk-free interest rate	1.71-1.99%	1.13-1.84%
Volatility	78.4-81.25%	63.49-73.73%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2017 and 2016 ($215,853 and $380,535, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2017, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $554,328, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2017	December 31, 2016
Prepaid insurance	$129,653	$39,343
Prepaid equipment	94,626	40,269
Other prepaid expense	20,662	20,489
Other current assets	13,768	14,616
TOTAL OTHER CURRENT ASSETS	$258,709	$114,717

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Network equipment	$13,305,908	$12,632,559
Office equipment	267,117	243,267
Vehicles	217,004	161,584
Test equipment	176,195	166,484
Furniture	90,827	87,646
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	14,071,696	13,306,185
Less: accumulated depreciation	(10,137,575)	(9,153,771)
TOTAL PROPERTY AND EQUIPMENT	$3,934,121	$4,152,414

Depreciation expense for the six months ended June 30, 2017 and 2016 was $897,298 and $863,456, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$748,178	$123,371	$624,807
Other intangible assets	55,247	51,083	4,164
TOTAL INTANGIBLE ASSETS	$803,425	$174,454	$628,971

	December 31, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$711,961	$104,574	$607,387
Other intangible assets	53,088	48,138	4,950
TOTAL INTANGIBLE ASSETS	$765,049	$152,712	$612,337

Other assets consist of the following:

	June 30, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$361,372	$896,406
Prepaid financing costs	805,917	241,164	564,753
Deferred installation costs	1,670,154	1,383,575	286,579
Prepaid license fee	249,999	95,627	154,372
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,029,972	$2,081,738	$1,948,234

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS (Continued)

	December 31, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$271,528	$986,250
Deferred financing costs	805,917	185,466	620,451
Deferred installation costs	1,582,059	1,228,558	353,501
Prepaid license fee	249,999	87,431	162,568
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,941,877	$1,772,983	$2,168,894

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued taxes	$163,169	$182,122
Accrued rent	158,889	—
Allowance for system removal	107,550	116,350
Accrued insurance	105,358	—
Accrued paid time off	101,055	126,486
Accrued professional services	—	25,000
Deferred revenue	46,616	—
Other accrued liabilities	39,737	35,263
TOTAL OTHER CURRENT LIABILITIES	$722,374	$485,221

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of the losses recorded during the six months ended June 30, 2017 and the additional losses expected for the remainder of 2016 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2017, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 9 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability company (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies, were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s)”).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – JOINT VENTURE AGREEMENT (Continued)

On January 31, 2017, under the terms of the Rockwell, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of June 30, 2017. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

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

Concurrent with the execution, and pursuant to the terms, of the Settlement Agreement, as discussed in NOTE 9 above, all assets and liabilities of the Project LLCs were transferred to our wholly owned subsidiary, CareView Communications, Inc. a Texas corporation, effective January 1, 2017. On June 12, 2017 we filed Form 510- Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Assets
Cash	$—	$1,270
Receivables	—	2,579
Total current assets	—	3,849
Property, net	—	22,555
Total assets	$—	$26,404

Liabilities
Accounts payable	$—	$141,782
Notes payable	—	439,173
Mandatorily redeemable interest	—	439,173
Accrued interest	—	328,978
Other current liabilities	—	8,747
Total liabilities	$—	$1,357,853

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 is as follows:

	June 30,
	2017	2016

Revenue	$—	$14,194
Network operations expense	—	8,329
General and administrative expense	—	460
Depreciation	—	24,265
Total operating costs	—	33,054
Operating loss	—	(18,860)
Other expense	—	(44,190)
Loss before taxes	—	(63,050)
Provision for taxes	—	—
Net loss	—	(63,050)
Net loss attributable to noncontrolling interest	—	(31,525)
Net loss attributable to CareView Communications, Inc.	$—	$(31,525)

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through June 30, 2017 interest has been added to the outstanding principal balance.

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2017, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 33,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of June 30, 2017, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2017, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 19,000,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2017, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 13,000,000 to the New Investors.

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and six months ended June 30, 2017, we recorded a BCF of $28,982 and $92,567, respectively, and during the three and six months ended June 30, 2016, we recorded a BCF of $471,225 and $988,069. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $782,762 and $656,689 in interest expense for the three months ended June 30, 2017 and 2016, respectively, and $1,521,779 and $1,249,377 in interest expense for the six months ended June 30, 2017 and 2016, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at June 30, 2017 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (Continued)

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 and $28,901, respectively, for the three and six months ended both June 30, 2017 and June 30, 2016 in financing costs related to this transaction.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“PDL” or the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

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

The PDL Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults. We were not in default of any conditions under the PDL Credit Agreement as of June 30, 2017.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC. (Continued)

Accounting Treatment

            In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For both the three and six months ended June 30, 2017 and 2016, $44,922 and $89,844, respectively, was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For both the three and six months ended June 30, 2017 and 2016, $27,849 and $55,698, respectively, was amortized to interest expense.

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

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “CareView,” or “Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”).

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

Quarterly Update to Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed and activated services. None of the services provided through the Primary Package or GuestView module are paid or reimbursed by any third-party provider including insurance companies, Medicare or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially similar to our P&S Agreements.

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

Hospital Corporation of America

West Florida Division

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America (“HCA”), the nation’s leading provider of healthcare services. The West Florida Division has approximately 2,600 beds. The three-year divisional Master Agreement follows the successful P&S Pilot Agreement with HCA’s Blake Medical Center. Currently, we are billing 693 units monthly. We anticipate achieving a 50% penetration in the division.

Mountain Division

On December 20, 2016 we entered into a P&S Agreement with HCA Mountain Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 12 facilities in the division, totaling approximately 1,600 staffed beds.

Capital Division

On January 1, 2017, we entered into a P&S Agreement with HCA Capital Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to two facilities in the division, totaling 80 staffed beds. On July 5, 2017, the Capital Division ordered an additional 121 units for installation in a third facility, Lewis-Gale Medical Center. We anticipate that installation and training will be completed during the third quarter of 2017. There are 14 facilities in the division totaling approximately 3,200 beds.

East Florida Division

On January 25, 2017, we entered into a P&S Agreement with HCA East Florida Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 13 facilities in the division, totaling approximately 3,600 staffed beds. We anticipate an initial roll-out to at least four facilities.

Research Medical Center

In February 2015, we executed a six-month P&S Pilot Agreement for 280 beds with Hospital Corporation of America (“HCA”) to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. Currently we are billing 304 units monthly under the P&S Pilot Agreement and are continuing to work with Research Medical Center and anticipate moving them onto a P&S Agreement under the HealthTrust GPO by the end of September 2017.

Community Health Systems, Inc.

On April 1, 2015, we closed a Master Agreement with Community Health Systems, Inc. (“CHS”). Under the terms of the Master Agreement, currently, we are billing 1,014 units monthly in 17 hospitals. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meeting with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds.

The Community Medical Centers HealthCare Network-Central California

On July 7, 2016, we signed a P&S Pilot Agreement with Clovis Community Medical Center, owned by The Community Medical Centers HealthCare Network-Central California (“Community Medical HealthCare”), which owns approximately 1,120 beds. We have completed the initial rollout of 64 units at Clovis Community Medical Center and 84 units at Community Regional Medical Center. Both facilities became billable in May 2017. Community Medical HealthCare plans on expanding the CareView System rollout over time.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 1,353 units monthly and anticipate adding approximately additional beds in their California facilities during 2017.

Kaiser Permanente

We currently are billing 535 units monthly in six Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

On August 2, 2015, we signed a P&S Agreement with Kaiser’s San Diego Medical Center. We currently have 37 installed units at this facility and anticipate adding additional beds once use and need has been determined.

In early 2016 we commenced discussions with Kaiser Northwest Region for deployment of the CareView System in Kaiser Hospital in Oregon. On August 10, 2016, we signed a P&S Pilot Agreement with the Northwest Division of Kaiser Permanente. Execution of this agreement signals our expanded growth within the Kaiser system. The agreement calls for the installation of 81 units at the Westside Medical Center. With the installation completed, training will be completed during the three months ended September 30, 2017.

After a successful pilot, in February 2016 we executed a P&S Agreement with Kaiser’s Los Angeles Medical Center for a total of 136 units. We are also in pilot discussions with other Kaiser facilities in the San Diego area. While we are continuing our sales efforts at the hospital and regional level, there are still discussions regarding a possible Master Agreement. Notwithstanding those discussions we will continue to sell into other Kaiser Regions and look to convert our P&S Pilot Agreements into P&S Agreements that can be replaced by a Master Agreement if and when one is finalized.

Parkland

On October 31, 2014, we signed a P&S Pilot Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System (“Parkland”) to install 100 units with the CareView System. In June 2015 we signed a P&S Agreement with Parkland and are currently billing 425 units.

Geisinger Health System

In 2015 we signed a P&S Pilot Agreement with Geisinger Medical Center (“GMC”). Currently there are 144 monthly billable units at GMC. The results of the pilot were favorable and we have finalized the terms of a Master Agreement with GMC. There are approximately 1,800 beds within GMC. Upon completion of the Master Agreement, we anticipate rolling out product and services to all owned and affiliated facilities. Currently we are in discussions with two GMC facilities who have expressed interest in installing the CareView System. We anticipate finalizing agreements with these facilities before the end of 2017. We will also continue our sales efforts to the balance of GMC.

Baptist Health South Florida

Baptist Health South Florida is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. We are currently billing 103 units monthly. After a successful pilot Baptist has decided to move forward with a Master Agreement, which was finalized in July 2017. We anticipate that the final roll-out will be approximately 600 beds.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 Units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. We are currently in contract discussions with Glendale Adventist Medical Center and anticipate having a contract in place within 60 days of this filing.

Baylor Scott & White Health

Under the terms of a P&S Agreement with Baylor Scott & White Medical Center Frisco, we are currently billing 156 units monthly. On June 30, 2017 we executed a Master Agreement with Baylor Scott & White Health (“BSW”) corporate. We have had meetings with the following BSW facilities as we move toward a corporate roll-out, which include: BSW Temple, BSW All-Saints, BSW Hillcrest, BSW Round Rock, BSW Waxahachie, and BSW White Rock. These facilities are gathering data so we can generate proposals.

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 100 beds installed and billable.

This agreement is pursuant to the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”). The MSA allows us to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. We are hopeful that once installation and training is complete, the other VA hospitals will also want to participate. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

The Company is currently in discussions with several other large VA Hospitals and anticipates additional orders under its MAS during the three months ended September 30, 2017.

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts and currently has 10 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 800 beds in the 10 hospitals. In addition, Steward recently announced the acquisition of 8 hospitals from CHS. CareView is already installed in 3 of those 8 and anticipates being rolled-out to the additional 5 hospitals once Steward has completed the acquisition. All totaled, we anticipate being installed in all 18 of the Steward Hospital facilities with a total of over 1,300 beds installed. We anticipate installation to commence within 60 days of this filing.

Atlantic Health System

On January 24, 2017 the Company executed a Purchase Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. The agreement calls for installation of 40 beds. We anticipates a further roll-out within AHS which consists of 5 hospitals and approximately 893 staffed beds.

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. The agreement calls for the installation of 116 billable units. Installation is currently in process.

Montefiore

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center located in New York City. The Agreement calls for the installation of 117 beds. After the 6 month pilot, we anticipates converting to a Master P&S Agreement and expanding within the Montefiore Health System, which is comprised of 6 hospital and approximately 2,000 staffed beds.

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

Events Occurring During Second Quarter 2017

Concurrent with the execution, and pursuant to the terms, of the Settlement and LLC Interest Purchase Agreement with Rockwell Holdings I, LLC, a Wisconsin limited liability company, as discussed in NOTE 9—JOINT VENTURE AGREEMENT of the attached Notes to Condensed Consolidated Financial Statements, all assets and liabilities of CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies, collectively, (the “Project LLCs”) were transferred to our wholly owned subsidiary, CareView -TX, effective January 1, 2017. On June 12, 2017 we filed Form 510- Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of July 31, 2017. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
117	9,449	8,303	147,812	63,507	65,702

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	Change
	(000’s)
Revenue	$1,603	$1,534	$69
Operating expenses	3,176	2,981	195
Operating loss	(1,573)	(1,447)	(126)
Other, net	(3,272)	(3,023)	(249)
Net loss	(4,845)	(4,470)	(375)
Net income (loss) attributable to noncontrolling interest	—	(15)	15
Net loss attributed to CareView	$(4,845)	$(4,455)	$(390)

Revenue

Revenue increased approximately $69,000 for the three months ended June 30, 2017 as compared to the same period in 2016. This slight increase is a direct result of hospitals with billable units improving from 92 on June 30, 2016 to 102 on June 30, 2017. Of the 102 hospitals with billable units on June 30, 2017, two hospital groups accounted for 35.3% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,363 on June 30, 2017 as compared to 8,078 on June 30, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2017	2016
Human resource costs, including non-cash compensation	52%	52%
Professional and consulting costs	4%	5%
Depreciation and amortization	15%	15%
Oher product deployment costs, excluding human resources and travel and entertainment expense	6%	9%
Travel and entertainment expense	8%	9%
Other expenses	15%	10%

Operating expenses increased by 6% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$105
Other expenses	167
Depreciation and amortization	14
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(57)
Professional and consulting costs	(21)
Travel and entertainment expense	(13)
$195

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended June 30, 2017 compared to the same period in 2016. While we had 88 employees at June 30, 2017 as compared to 76 for the comparable date for the prior year, on average we employed 84 employees over the course of current period as compared to 73 for the comparable prior year period. A lease drafting error made by our landlord resulted in the omission of common area maintenance fees for the period from July 2015 through June 2017 totaling approximately $158,000. In June 2017 we were notified of the error and recorded the amount as current period lease expense, which was the primary reason for the increase in other expenses. Professional and consulting fees decreased approximately $21,000, primarily as a result from a decrease in professional fees partially offset by an increase in consulting fees. The decrease in product deployment costs is primarily a result of a reduction of approximately $33,000 in product installation costs recorded during the three months ended June 30, 2017 coupled with a decrease of $24,000 related to product de-installation costs, which reflects the continued improvement in customer installation and services.

Other, net

Other non-operating expense increased by $250,000, or 8%, for the three months ended June 30, 2017 in comparison to the same period in 2016, primarily a result of an increase in interest expense related to the HealthCor funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, our second quarter 2017 net loss of $4,845,000 increased $390,000, or 9%, as compared to the $4,455,000 net loss for the second quarter of 2016, which included the $15,000 net loss attributed to noncontrolling interests.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	Change
	(000’s)
Revenue	$3,101	$3,030	$71
Operating expenses	6,470	6,104	366
Operating loss	(3,369)	(3,074)	(295)
Other, net	(6,484)	(6,080)	(404)
Net loss	(9,853)	(9,154)	(699)
Net income (loss) attributable to noncontrolling interest	—	(31)	(31)
Net loss attributed to CareView	$(9,853)	$(9,123)	$(730)

Revenue

Revenue increased approximately $71,000 for the six months ended June 30, 2017 compared to the same period in 2016. This increase is a direct result of hospitals with billable units improving from 92 on June 30, 2016 to 102 on June 30, 2017. Of the 102 hospitals with billable units on June 30, 2017, two hospital groups accounted for 35.3% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,363 on June 30, 2017 compared to 8,078 on June 30, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2017	2016
Human resource costs, including non-cash compensation	50%	50%
Professional and consulting costs	7%	7%
Depreciation and amortization	14%	15%
Other product deployment costs, excluding human resources and travel and entertainment expense	7%	9%
Travel and entertainment expense	9%	9%
Other expenses, net	13%	10%

Operating expenses increased by 6% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$231
Other expenses	175
Travel and entertainment expense	53
Professional and consulting costs	46
Depreciation and amortization	22
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(161)
$366

As discussed in the three month ending June 30, 2017 presentation above, the change in human resource costs is related to our increase in personnel and the change in other expenses is a result of the lease drafting error. Professional and consulting fees increased approximately $46,000, primarily resulting from an increase in legal fees. The increase in travel and entertainment expense is directly related to our increase in employee head count. The decrease in product deployment costs of approximately $161,000 is primarily a result of reductions in non-capitalizable installation component (approximately $50,000) and installation expense (approximately $33,000) coupled with a decrease of approximately $75,000 related to product de-installation costs, which reflects the continued improvement in customer installation and services.

Other, net

Other non-operating income and expense increased by approximately $404,000, or 7%, for the six months ended June 30, 2017 in comparison to the same period in 2016, primarily as a result of an increase in interest expense related to the HealthCor funding transactions and the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $157,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $31,000 in net loss attributed to noncontrolling interests, the six months ended June 30, 2017 net loss of approximately $9,853,000 increased approximately $730,000, or 8%, as compared to approximately $9,123,000 in net loss for the six months ended June 30, 2016, which included the $31,000 net loss attributed to noncontrolling interests.

Liquidity and Capital Resources

Our cash position at June 30, 2017 was approximately $5,881,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

At present, we have sufficient inventory to install and service a select number of large customers, but eventually we will need to address additional capital requirements. To that end, on June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of June 30, 2017, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (for more details see NOTE 12 of the accompanying condensed consolidated financial statements.). No funds under the second tranche of the PDL Credit Agreement were available to us as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2017.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 31, 2017 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including Steve G. Johnson, our Chief Executive Officer (“CEO”) and principal executive officer, and Jon Freeman, our Chief Financial Officer (“CFO”) and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	8/10/17	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	8/10/17	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	8/10/17	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	8/10/17	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2017

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer and President
Principal Executive Officer

By:	/s/ Jon E. Freeman
Jon E. Freeman
Chief Financial Officer
Principal Financial and Accounting Officer