Form 10-Q
period 2017-09-30
CareView Communications Inc
filed 2017-11-09
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 9, 2017 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
Current Assets:
Cash and cash equivalents	$3,666,700	$10,088,258
Accounts receivable, net	1,022,176	1,069,304
Other current assets	257,715	114,717
Total current assets	4,946,591	11,272,279

Property and equipment, net	3,696,766	4,152,414

Other Assets:
Restricted cash	3,250,000	3,250,000
Intangible assets, net	652,837	612,337
Other assets	1,779,395	2,168,894
Total other assets	5,682,232	6,031,231
Total assets	$14,325,589	$21,455,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$290,294	$195,472
Current portion of long term note payable	400,000	—
Notes payable	—	439,173
Mandatorily redeemable equity in joint venture	—	439,173
Accrued interest	—	328,979
Other current liabilities	647,564	485,221
Total current liabilities	1,337,858	1,888,018

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $18,983,089 and $21,267,829, respectively	49,756,171	42,271,224
Loan payable	20,000,000	20,000,000
Note payable	413,786	—
Accrued interest	33,403	—
Fair value of warrant liability	629	629
Total long-term liabilities	70,203,989	62,271,853
Total liabilities	71,541,847	64,159,871

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,458,050	84,119,834
Accumulated deficit	(140,813,689)	(126,408,409)
Total CareView Communications Inc. stockholders’ deficit	(57,216,258)	(42,149,194)
Noncontrolling interest	—	(554,753)
Total stockholders’ deficit	(57,216,258)	(42,703,947)
Total liabilities and stockholders’ deficit	$14,325,589	$21,455,924

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017	September 30, 2016

Revenues, net		$1,565,441		$1,494,622	$4,666,091		$4,524,531

Operating expenses:
Network operations		1,219,205		1,211,441	3,497,463		3,499,042
General and administration		937,800		866,174	3,064,158		2,833,312
Sales and marketing		164,976		216,840	522,797		591,881
Research and development		503,082		347,623	1,290,944		925,110
Depreciation and amortization		480,644		453,495	1,399,684		1,350,480
Total operating expense		3,305,707		3,095,573	9,775,046		9,199,825

Operating loss		(1,740,266)		(1,600,951)	(5,108,955)		(4,675,294)

Other income and (expense)
Interest expense		(3,388,915)		(3,157,936)	(9,894,420)		(9,409,404)
Change in fair value of warrant liability		—		8,821	—		165,841
Interest income		2,063		4,114	7,588		13,552
Other income		3,069		32,601	18,824		37,809
Total other income (expense)		(3,383,783)		(3,112,400)	(9,868,008)		(9,192,202)

Loss before taxes		(5,124,049)		(4,713,351)	(14,976,963)		(13,867,496)

Provision for income taxes		—		—	—		—

Net loss		(5,124,049)		(4,713,351)	(14,976,963)		(13,867,496)

Net loss attributable to noncontrolling interest		—		(15,759)	—		(47,284)

Net loss attributable to CareView Communications, Inc.		$(5,124,049)		$(4,697,592)	$(14,976,963)		$(13,820,212)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$	(0.04)	$	(0.03)	$(0.11)	$	(0.10)

Weighted average number of common shares outstanding, basic and diluted		139,380,748		139,380,748	139,380,748		139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(14,976,963)	$(13,867,496)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,365,983	1,306,621
Amortization of debt discount and debt costs	2,407,194	2,019,638
Amortization of deferred installation costs	261,266	263,456
Amortization of deferred debt issuance and debt financing costs	218,313	218,314
Amortization of intangible assets	33,701	43,859
Interest incurred and paid in kind	5,200,207	5,077,537
Stock based compensation related to options granted	313,758	565,806
Stock based costs related to warrants issued	11,512	—
Loss on disposal of assets	1,717	2,824
Change in fair value of warrant liability	—	(165,841)
Changes in operating assets and liabilities:
Accounts receivable	47,128	181,624
Other current assets	(142,998)	190,579
Other assets	12,295	12,295
Accounts payable	94,822	(51,963)
Accrued expenses and other current liabilities	202,207	213,819
Net cash flows used in operating activities	(4,949,858)	(3,988,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(895,124)	(1,060,605)
Payment for deferred installation costs	(102,375)	(138,627)
Patent and trademark costs	(74,201)	(233,704)
Net cash flows used in investing activities	(1,071,700)	(1,432,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(400,000)	(1,881)
Repayment of mandatorily redeemable equity in joint venture	—	(1,881)
Net cash flows used in financing activities	(400,000)	(3,762)

Decrease in cash	(6,421,558)	(5,425,626)
Cash and cash equivalent, beginning of period	10,088,258	17,678,969
Cash and cash equivalents, end of period	$3,666,700	$12,253,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,026,000	$2,040,989

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$122,454	$1,450,905

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 128,000,000 and 113,000,000 at September 30, 2017 and 2016, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

Aside from the paragraph below related to Revenue from Contracts with Customer, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard.  Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis.  Revenue is recognized each month for the services that have been provided to our customers.  Additionally, we do not have significant exposure related to uncollectible accounts.  We have performed a review of the requirements of the new revenue standard and have performed our initial analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard.  We have compared the results of our initial analysis to our current accounting practices.  Upon adoption we plan to use the full retrospective transition method for recognizing revenue.  At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on the timing and recognition of revenue for the services provided to our customers.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

As of September 30, 2017, we have cash and cash equivalents of approximately $3,667,000 and working capital of approximately $3,609,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. ("PDL") (the "PDL Credit Agreement") (see NOTE 12 for further details).

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 11 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 30, 2018. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.  The Company has initiated discussions with PDL regarding the PDL Credit Agreement.

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

Warrant Activity during the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, no Warrants were issued, 340,000 Warrants expired and none were exercised.

As of September 30, 2017 and December 31, 2016, we recorded a warrant liability of $629 in our consolidated financial statements.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2017, we granted options to purchase 545,000 shares of our Common Stock (the ’‘Option(s)’’) to certain employees. During those same nine month period, 222,830 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Granted	545,000	$0.11	9.7	$—
Expired	(152,503)
Canceled	(222,830)
Balance at September 30, 2017	16,080,642	$0.36	7.4	$—
Vested and Exercisable at September 30, 2017	8,306,503	$0.57	5.8	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Risk-free interest rate	1.70 – 2.00%	1.13 - 1.84%
Volatility	78.40 – 81.30%	63.49 - 73.73%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2017 and 2016 ($313,758 and $565,806, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock based compensation expense based on actual forfeitures during each reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

Options to Purchase Common Stock of the Company (continued)

At September 30, 2017, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $450,578, which is expected to be recognized over a weighted-average period of 1.8 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2017	December 31, 2016
Prepaid insurance	$81,471	$39,343
Prepaid equipment	106,676	40,269
Other prepaid expense	60,778	20,489
Other current assets	8,790	14,616
TOTAL OTHER CURRENT ASSETS	$257,715	$114,717

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Network equipment	$13,517,363	$12,632,559
Office equipment	285,802	243,267
Vehicles	217,004	161,584
Test equipment	177,386	166,484
Furniture	90,827	87,646
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	14,303,027	13,306,185
Less: accumulated depreciation	(10,606,261)	(9,153,771)
TOTAL PROPERTY AND EQUIPMENT	$3,696,766	$4,152,414

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1,365,983 and $1,306,621, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$780,128	$134,107	$646,021
Other intangible assets	59,122	52,306	6,816
TOTAL INTANGIBLE ASSETS	$839,250	$186,413	$652,837

	December 31, 2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$711,961	$104,574	$607,387
Other intangible assets	53,088	48,138	4,950
TOTAL INTANGIBLE ASSETS	$765,049	$152,712	$612,337

Other assets consist of the following:

	September 30, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$406,293	$851,485
Prepaid financing costs	805,917	269,014	536,903
Deferred installation costs	1,684,433	1,489,823	194,610
Prepaid license fee	249,999	99,726	150,273
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,044,251	$2,264,856	$1,779,395

	December 31, 2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$271,528	$986,250
Deferred financing costs	805,917	185,466	620,451
Deferred installation costs	1,582,059	1,228,558	353,501
Prepaid license fee	249,999	87,431	162,568
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,941,877	$1,772,983	$2,168,894

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued taxes	$154,199	$182,122
Accrued rent	151,949	—
Allowance for system removal	132,850	116,350
Accrued insurance	27,204	—
Accrued paid time off	118,919	126,486
Accrued professional services	—	25,000
Deferred revenue	23,308	—
Other accrued liabilities	39,135	35,263
TOTAL OTHER CURRENT LIABILITIES	$647,564	$485,221

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of the losses recorded during the nine months ended September 30, 2017 and the additional losses expected for the remainder of 2017 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2017, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

On January 31, 2017, under the terms of the Rockwell, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of September 30, 2017. The final payment due on December 31, 2019 shall be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.

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

The total consolidated VIE assets and liabilities reflected on our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Assets
Cash	$—	$1,270
Receivables	—	2,579
Total current assets	—	3,849
Property, net	—	22,555
Total assets	$—	$26,404

Liabilities
Accounts payable	$—	$141,782
Notes payable	—	439,173
Mandatorily redeemable interest	—	439,173
Accrued interest	—	328,978
Other current liabilities	—	8,747
Total liabilities	$—	$1,357,853

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VARIABLE INTEREST ENTITIES (CONTINUED)

The financial performance of the consolidated VIEs reflected on our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016

Revenue	$—	$21,291
Network operations expense	—	12,492
General and administrative expense	—	460
Depreciation	—	36,531
Total operating costs	—	49,483
Operating loss	—	(28,192)
Other expense	—	(66,376)
Loss before taxes	—	(94,568)
Provision for taxes	—	—
Net loss	—	(94,568)
Net loss attributable to noncontrolling interest	—	(47,284)
Net loss attributable to CareView Communications, Inc.	$—	$(47,284)

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2017 interest has been added to the outstanding principal balance.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (CONTINUED)

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of September 30, 2017, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 34,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement, and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. As of September 30, 2017, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2017, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 20,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (CONTINUED)

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of September 30, 2017, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 2,000,000 to HealthCor and 13,000,000 to the New Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR (CONTINUED)

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the three and nine months ended September 30, 2017, we recorded a BCF of $29,887 and $122,454, respectively, and during the three and nine months ended September 30, 2016, we recorded a BCF of $462,836 and $1,450,905. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $842,082 and $726,910 in interest expense for the three months ended September 30, 2017 and 2016, respectively, and $2,363,862 and $1,976,287 in interest expense for the nine months ended September 30, 2017 and 2016, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at September 30, 2017 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as deferred debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,431 and $43,332, respectively, for the three and nine months ended September 30, 2017 and $14,451 and $43,352, respectively, for the three and nine months ended September 30, 2016 in financing costs related to this transaction.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc., as administrative agent and lender (“PDL” or the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each.

Certain covenants of the PDL Credit Agreement include (a) in the event that a milestone relating to the placement of 9,000 billable units occurs on or before October 31, 2015, the Lender will fund us $20 million (the “Tranche One Loan”) and (b) in the event that additional milestones relating to (i) the placement of 27,750 billable units and (ii) the Company recording earnings before interest, tax, depreciation, and amortization (EBITDA) of not less than $7,000,000 on an annualized basis for the three calendar month period prior to the funding (on or before June 30, 2017), the Lender will fund us an additional $20 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Loans”). Outstanding borrowings under the Tranche One Loan bear interest at the rate of 13.5% per annum, payable quarterly in arrears. Outstanding borrowings under the Tranche Two Loan bear interest at the rate of 13.0% per annum, payable quarterly in arrears. From the date any event of default occurs, the interest rate shall be increased by five percent (5%) per annum. The PDL Credit Agreement includes a minimum cash balance requirement of $3,250,000 and should we drop below $3,250,000, it will trigger a default. The $3,250,000 has been recorded as restricted cash on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC. (CONTINUED)

On October 7, 2015, the Company entered into a First Amendment (the “First Amendment”) to the PDL Credit Agreement. The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the Credit Agreement, as amended. The First Amendment also included a revision to the Tranche Two Milestone, which changed from a minimum of 27,750 billable units (defined as one unit for each room control platform and two units for each nurse station monitor) to 31,500 Bed Equivalent Units (defined as a billable unit plus 14 units for each head-end server operating as the communication center and fractional units for mobile assets as applicable). The Company did not achieve the Tranche Two Milestone and, as a result, the Tranche Two Loan became unavailable.

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

The PDL Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults. We were not in default of any conditions under the PDL Credit Agreement as of September 30, 2017.

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

Accounting Treatment

In connection with the Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight line method over the term of the Credit Agreement. Upon amendment of the PDL Warrant, we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. For both the three and nine months ended September 30, 2017 and 2016, $44,922 and $134,766, respectively, was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Credit Agreement. For both the three and nine months ended September 30, 2017 and 2016, $27,849 and $83,547, respectively, was amortized to interest expense.

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

Capital Division

On January 1, 2017, we entered into a P&S Agreement with HCA Capital Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services have been installed in two facilities in the division, totaling 80 staffed beds. On July 5, 2017, the Capital Division ordered an additional 121 units for installation in a third facility, Lewis-Gale Medical Center. We now have signed P&S Agreements for 3 facilities in the Capital Division, Lewis-Gale Medical Center, CJW Medical Center and Henrico Doctor’s Hospital. There are 14 facilities in the division totaling approximately 3,200 beds.

East Florida Division

On January 25, 2017, we entered into a P&S Agreement with HCA East Florida Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 13 facilities in the division, totaling approximately 3,600 staffed beds. We anticipate an initial roll-out to at least four facilities.

Research Medical Center

In February 2015, we executed a six-month P&S Pilot Agreement for 280 beds with HCA to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. Currently we are billing 262 units monthly under the P&S Pilot Agreement and are continuing to work with Research Medical Center.

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

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 1,056 units monthly.

Kaiser Permanente

We currently are billing 589 units monthly in seven Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

On August 2, 2015, we signed a P&S Agreement with Kaiser’s San Diego Medical Center. We currently have 28 installed units at this facility and anticipate adding additional beds once use and need has been determined.

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

Baptist Health South Florida

Baptist Health South Florida is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. We are currently billing 103 units monthly. After a successful pilot Baptist has decided to move forward with a Master Agreement, which was finalized in July 2017. We received a contract for 314 additional units in October 2017.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 Units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. To that end, on July 24, 2017 we signed a P&S Agreement with Glendale Adventist for 68 Units and on October 11, 2017 we executed a P&S Agreement with Adventist Health Bakersfield for 58 Units.

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

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 103 units installed and billable.

This agreement is pursuant to the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”). The MAS allows us to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. We are hopeful that once installation and training is complete, the other VA hospitals will also want to participate. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

The Company is currently in discussions with several other large VA Hospitals and anticipates additional orders under its MAS in the 4th Quarter.

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts and currently has 10 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 800 beds in the 10 hospitals. In addition, Steward recently announced the acquisition of 8 hospitals from CHS. CareView is already installed in 3 of those 8 and anticipates being rolled-out to the additional 5 hospitals once Steward has completed the acquisition. All totaled, we anticipate being installed in all 18 of the Steward Hospital facilities with a total of over 1,300 beds installed. There have been unexpected delays unrelated to the Company. We anticipate installation to commence within 60 days of this filing.

Atlantic Health System

On January 24, 2017 the Company executed a Purchase Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. The agreement calls for installation of 40 beds. We anticipate a further roll-out within AHS which consists of 5 hospitals and approximately 893 staffed beds.

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. The agreement calls for the installation of 116 billable units. Installation is currently in process.

Montefiore

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center located in New York City. The Agreement calls for the installation of 117 beds. After the 6 month pilot, we anticipate converting to a Master P&S Agreement and expanding within the Montefiore Health System, which is comprised of 6 hospitals and approximately 2,000 staffed beds.

LifePoint

On September 29, 2017 the Company executed a P&S Pilot Agreement with Jackson Purchase Medical Center located in Mayfield, Kentucky. This is our first agreement in the LifePoint Health System. The agreement is for 42 Units and following a successful pilot we expect to convert this into a P&S Agreement. We also anticipate expansion into other hospitals in the LifePoint Health system.

Kootenai Health

On October 3, 2017, the Company executed a P&S Pilot Agreement with Kootenai Health located in Coeur d’ Alene, Idaho. The agreement calls for the installation of 48 Units. Kootenai Health provides a comprehensive range of medical services to patients in north Idaho, eastern Washington, Montana and the Inland Northwest at several facility locations. Following positive results, we anticipate future growth in the Kootenai Health system.

Hays Medical Center

On August 10, 2017, the Company executed a P&S Agreement with Hays Medical Center located in Hays, Kansas. The agreement calls for the installation of 53 Units. The Hays Medical center was founded in 1942 and is part of the University of Kansas Health System.

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

Strategic Expansion With New Sensor Product

In the first quarter of 2018, the Company anticipates introducing a new sensor product that will have application in both the residential assisted living center market and the home health market. The Company has developed a sensor product, called CareView Connect TM – Quality of Life System that leverages both passive active sensors to track the activities of daily life of its subscribers.

CareView’s Quality of Life System provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify your staff or loved ones of potential emergencies, and identify the need for dignified support. CareView’s Quality of Life System consists of a small emergency assist button, up to four motion sensors, one bed sensor, and one toilet sensor. Resident activity levels, medication administration, sleep patterns, and toileting can all be monitored depending on which options are selected.

The Company anticipates marketing this new product to the residents of its Assisted Living Center customers as well as direct sales to home health customers.

Events Occurring During Third Quarter 2017

None

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of October 31, 2017. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
119	9,570	8,119	149,426	63,866	45,937

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three months ended September 30,
	2017	2016	Change
	(000’s)
Revenue	$1,565	$1,495	$70
Operating expenses	3,305	3,096	209
Operating loss	(1,740)	(1,601)	(139)
Other, net	(3,384)	(3,112)	(272)
Net loss	(5,124)	(4,713)	(411)
Net income (loss) attributable to noncontrolling interest	—	(16)	16
Net loss attributed to CareView	$(5,124)	$(4,697)	$(427)

Revenue

Revenue increased approximately $70,000 for the three months ended September 30, 2017 as compared to the same period in 2016. This slight increase is a direct result of hospitals with billable units improving from 88 on September 30, 2016 to 98 on September 30, 2017. Of the 98 hospitals with billable units on September 30, 2017, two hospital groups accounted for 34.7% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,078 on September 30, 2017 as compared to 7,765 on September 30, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2017	2016
Human resource costs, including non-cash compensation	53%	53%
Professional and consulting costs	6%	4%
Depreciation and amortization	15%	15%
Other product deployment costs, excluding human resources and travel and entertainment expense	8%	8%
Travel and entertainment expense	7%	12%
Other expenses	11%	8%

Operating expenses increased by 7% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$126
Professional and consulting costs	70
Depreciation and amortization	27
Other product deployment costs, excluding human resources and travel and entertainment expense	37
Other expenses	87

Decrease:
Travel and entertainment expense	(138)
$209

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended September 30, 2017 compared to the same period in 2016. While we had 83 employees at September 30, 2017 as compared to 79 for the comparable date for the prior year, on average we employed 84.33 employees over the course of current period as compared to 71 for the comparable prior year period. Professional and consulting fees increased by approximately $70,000, primarily as a result from an increase in accounting fees. The increase in product deployment costs of approximately $37,000 is primarily a result of increases in installation costs. The change in other expenses is primarily a result of increased efforts related to software development. The decrease in travel and entertainment expense is primarily a result of reductions in installations compared to the same period in 2016.

Other, net

Other non-operating expense increased by $272,000 or 9%, for the three months ended September 30, 2017 in comparison to the same period in 2016, primarily a result of an increase in interest expense related to the HealthCor funding transactions.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, our third quarter 2017 net loss of $5,124,000 increased $427,000, or 9%, as compared to the $4,697,000 net loss for the third quarter of 2016, which included the $16,000 net loss attributed to noncontrolling interests.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine months ended September 30,
	2017	2016	Change
	(000’s)
Revenue	$4,666	$4,525	$141
Operating expenses	9,775	9,200	575
Operating loss	(5,109)	(4,675)	(434)
Other, net	(9,868)	(9,192)	(676)
Net loss	(14,977)	(13,867)	(1,110)
Net income (loss) attributable to noncontrolling interest	—	(47)	47
Net loss attributed to CareView	$(14,977)	$(13,820)	$(1,157)

Revenue

Revenue increased approximately $142,000 for the nine months ended September 30, 2017 compared to the same period in 2016. This increase is a direct result of hospitals with billable units improving from 88 on September 30, 2016 to 98 on September 30, 2017. Of the 98 hospitals with billable units on September 30, 2017, two hospital groups accounted for 34.7% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,078 on September 30, 2017 compared to 7,765 on September 30, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2017	2016
Human resource costs, including non-cash compensation	51%	51%
Professional and consulting costs	7%	6%
Depreciation and amortization	14%	15%
Other product deployment costs, excluding human resources and travel and entertainment expense	7%	9%
Travel and entertainment expense	8%	10%
Other expenses, net	13%	9%

Operating expenses increased by 6% as a result of the following items:

(000’s)
Increase:
Human resource costs, including non-cash compensation	$357
Other expenses	261
Professional and consulting costs	116
Depreciation and amortization	49
Decrease:
Other product deployment costs, excluding human resources and travel and entertainment expense	(124)
Travel and entertainment expense	(84)
$575

As discussed in the three month ending September 30, 2017 presentation above, the change in human resource costs is related to our increase in personnel. The change in other expenses is a result of increases in rent expense (approximately $164,000) and increased efforts related to software development (approximately $134,000). The rent expense increase was primarily due to a lease drafting error made by our landlord which resulted in the omission of common area maintenance fees for the period from July 2015 through June 2017 totaling approximately $158,000. In June 2017 we were notified of the error and recorded the amount as current period lease expense. Professional and consulting fees increased approximately $116,000, primarily resulting from an increase in legal and accounting fees. The decrease in product deployment costs of approximately $124,000 is primarily a result of reductions in non-capitalizable installation component (approximately $60,000) and a reduction of approximately $59,000 related to product de-installation costs, which reflects the continued improvement in customer installation and services. The decrease in travel and entertainment expense is primarily a result of reductions in installations compared to the same period in 2016.

Other, net

Other non-operating income and expense increased by approximately $676,000, or 7%, for the nine months ended September 30, 2017 in comparison to the same period in 2016, primarily as a result of an increase in interest expense related to the HealthCor funding transactions and the change in fair value of warrant liability related to warrants sold in conjunction with our April 2013 private placement totaling approximately $165,000.

Net Loss Attributable to CareView Communications, Inc.

As a result of the factors above, and after applying approximately $47,000 in net loss attributed to noncontrolling interests, the nine months ended September 30, 2017 net loss of approximately $14,977,000 increased approximately $1,157,000, or 8%, as compared to approximately $13,820,000 in net loss for the nine months ended September 30, 2016, which included the $47,000 net loss attributed to noncontrolling interests.

Liquidity and Capital Resources

Our cash position at September 30, 2017 was approximately $3,667,000, and we had working capital of $3,609,000. We also have $3,250,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (for more details see NOTE 11 of the accompanying condensed consolidated financial statements, and we are in compliance with the minimum cash balance as of the date of this filing.

On June 26, 2015, we entered into a Credit Agreement with PDL Biopharma, Inc., as administrative agent and lender (the “PDL or the “Lender”), (the “PDL Credit Agreement”) pursuant to which the Lender made available to us up to $40 million in two tranches of $20 million each, with each tranche contingent upon us meeting certain milestones. On October 7, 2015, pursuant to the First Amendment to the PDL Credit Agreement (the “First Amendment”) the Lender made the first tranche of $20 million available and funded us $19,533,992, net of fees. As of September 30, 2017, we are including $20 million in long-term liabilities on the accompanying condensed consolidated financial statements. Pursuant to the terms of the PDL Credit Agreement, we are required to maintain a minimum cash balance $3,250,000, and we are in compliance with the minimum cash balance as of the date of this filing (for more details see NOTE 12 of the accompanying condensed consolidated financial statements.). No funds under the second tranche of the PDL Credit Agreement were available to us as of September 30, 2017.

We do not anticipate that these resources, along with cash generated from operations, will be sufficient to meet our cash requirements, including funding anticipated losses and scheduled debt maturities, for the next 12 months. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. Due to the requirements of the current accounting standards, future financing plans cannot be used in our analysis of operations. Consequently, under such standards there is substantial doubt as to our ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.  The Company has initiated discussions with PDL regarding the PDL Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2017.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 31, 2017 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended September 30, 2017.

New Accounting Pronouncements

Aside from the paragraph below related to Revenue from Contracts with Customer, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis.  Revenue is recognized each month for the services that have been provided to our customers.  Additionally, we do not have significant exposure related to uncollectible accounts.  We have performed a review of the requirements of the new revenue standard and have performed our initial analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard.  We have compared the results of our initial analysis to our current accounting practices.  Upon adoption we plan to use the full retrospective transition method for recognizing revenue.  At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on the timing and recognition of revenue for the services provided to our customers.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including Steve G. Johnson, our Chief Executive Officer (“CEO”) and principal executive officer, and Jon E. Freeman, our Chief Financial Officer (“CFO”) and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	11/9/17	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/9/17	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/9/17	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/9/17	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 9, 2017

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer and President
Principal Executive Officer

By:	/s/ Jon E. Freeman
Jon E. Freeman
Chief Financial Officer
Principal Financial and Accounting Officer