Form 10-K
period 2017-12-31
CareView Communications Inc
filed 2018-03-30
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (93,066,061 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $9,771,936. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 30, 2018 was 139,380,748.

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

INTRODUCTORY COMMENT

Throughout these Notes to the Consolidated Financial Statements, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”). For the year ended December 31, 2016 we also included CareView-Hillcrest, LLC (“CareView-Hillcrest”) and CareView-Saline, LLC (“CareView-Saline”), collectively, (the “Project LLCs”). During 2016 we owned 50% of CareView-Hillcrest and CareView-Saline, with each determined to be variable interest entities (“VIEs”) in which we exercise control and are deemed the Primary Beneficiary. Concurrent with the execution, and pursuant to the terms, of a Settlement and LLC Interest Purchase Agreement between Rockwell Holdings I, LLC and the Company (the “Settlement Agreement), as discussed in NOTE 13 of the Notes to Consolidated Financial Statements attached hereto, all assets and liabilities of the Project LLCs were transferred to our wholly owned subsidiary, CareView Communications, Inc. a Texas corporation, effective January 1, 2017. On June 12, 2017 we filed Form 510-Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

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

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. The Guest Services Package is generally offered to the patient as a complimentary service of the hospital; however, hospitals have the option to charge their patients for these services. The hospital may elect to charge a package price for all services for any combination of days, including a package for the patient’s entire stay. Each facility may decide to bundle products for specialty pricing to the patients or may offer any or all services at no charge to the patient. All of our revenue generated during the years ended December 31, 2017 and 2016 was derived from the sale of the Primary Package, Additional CareView Products, Guest Services Package and related services to hospitals.

Products in Development

1.	CareView Connect. We are continuing development on a platform targeted at assisted living and independent living. The system uses sensors, including accelerometers and motion detectors, to convey information about patient safety without the use of cameras. The system provides a portal for caregivers and family to check in on the resident.
2.	Alternative Sensors. Based on our research and development efforts, we see value in using alternative sensors, such as thermal cameras, to improve automated monitoring of patient safety, as well as other services.
3.	Improving Detection Algorithms. We are continuing to develop and hone new techniques and algorithms geared towards improving system functionality in the Virtual Rails product. Advances include techniques based on machine learning and statistical probability.
4.	Improving Asset Management and Tracking Module. We are continuing to develop the Asset Management and Tracking Module, based on new technology that provides improved precision, better performance, and is more accessible.
5.	Business Intelligence Module. We are continuing to develop the Business Intelligence module. This module collects data and identifies trends in patient safety and staff performance, as well as and industry trends.

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

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station, and mobile devices (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “RCP” or “Room Control Platform” as this component of the CareView System consistently resides within each room where the “bed” is located. On average, there are six Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

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

The agreement was effective on January 1, 2017 and all CareView System components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

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

Capital Division

On January 1, 2017, we entered into a P&S Agreement with HCA Capital Division pursuant to the HealthTrust GPO Agreement. We now have signed P&S Agreements for three facilities in the Capital Division, Lewis-Gale Medical Center, CJW Medical Center and Henrico Doctor’s Hospital totaling 169 units. There are 14 facilities in the division totaling approximately 3,200 staffed beds.

East Florida Division

On January 25, 2017, we entered into a P&S Agreement with HCA East Florida Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 13 facilities in the division, totaling approximately 3,600 staffed beds. Currently, we have 42 units in place at one facility.

Research Medical Center

In February 2015, we executed a six-month P&S Pilot Agreement for 280 beds with HCA to install the CareView System in their Research Medical Center facility located in Kansas City, Missouri. Currently we are billing 262 units monthly under the P&S Pilot Agreement and are continuing to work with Research Medical Center.

Community Health Systems, Inc.

On April 1, 2015, we closed a Master Agreement with Community Health Systems, Inc. (“CHS”). Under the terms of the Master Agreement, currently, we are billing 1,016 units monthly in 17 hospitals. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meetings with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds.

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

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 1,057 units monthly.

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

In early 2016 we commenced discussions with Kaiser Northwest Region for deployment of the CareView System in Kaiser’s hospitals in Oregon. On August 10, 2016, we signed a P&S Pilot Agreement with the Northwest Division of Kaiser Permanente. Execution of this agreement signals our expanded growth within the Kaiser system. The agreement calls for the installation of 81 units at the Westside Medical Center.

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

Geisinger Health System

In 2015 we signed a P&S Pilot Agreement with Geisinger Medical Center (“GMC”). Currently there are 144 monthly billable units at GMC. The results of the pilot were favorable and we have finalized the terms of a Master Agreement with GMC. There are approximately 1,800 beds within Geisinger System Services (“GSS”). Upon completion of the Master Agreement, we anticipate rolling out product and services to all owned and affiliated facilities. Currently we are in discussions with two GSS facilities who have expressed interest in installing the CareView System. We will also continue our sales efforts to the balance of GSS.

Baptist Health South Florida

Baptist Health South Florida (“BHSF”) is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. We are currently billing 103 units monthly. After a successful pilot BHSF has decided to move forward with a Master Agreement, which was finalized in July 2017. We received a contract for 314 additional units in October 2017. CareView is in discussions with two additional BHSF facilities.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. To that end, on July 24, 2017 we signed a P&S Agreement with Glendale Adventist for 68 units and on November 14, 2017 we began billing Adventist Health Bakersfield for 58 units.

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

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 103 units installed and billable. Central Arkansas Memorial Veterans Hospital is in process of adding approximately 125 beds including 40 in their Community Living Center, a VA Nursing Home.

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

Other VA Opportunities

The Company is currently in discussions with several other large VA Hospitals and anticipates additional orders under its MAS in the first half of 2018. Specifically, the Company is in the contracting process with other VA facilities, including the Mountain Home VA Healthcare System in Tennessee, the VA Puget Sound Health Care System in Seattle Washington, the Oklahoma City VA Health Care System, in Oklahoma City, Oklahoma and the Lexington VA Medical Center in Lexington Kentucky.

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts. Steward recently announced the acquisition of IASIS Healthcare and eight hospitals from CHS bringing its total to 35 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 867 units in 11 hospitals in Massachusetts and 66 units in one hospital in Pennsylvania. CareView is already installed in 19 facilities and anticipates being rolled-out to the additional 5 hospitals in 2018. All totaled, we anticipate being installed in all 35 of the Steward Hospital facilities with a total of over 3,200 units installed. There have been unexpected delays unrelated to the Company. We anticipate installation to commence within 60 days of this filing.

Atlantic Health System

On January 24, 2017 the Company executed a Purchase Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. The agreement calls for installation of 41 units. We anticipate a further roll-out within AHS which consists of 5 hospitals and approximately 893 staffed beds.

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. Billing for 105 units began on November 1, 2017.

Montefiore

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center located in New York City. The Agreement calls for the installation of 46 units. After the 6-month pilot, which began on October 31, 2017, we anticipate converting to a Master P&S Agreement and expanding within the Montefiore Health System, which is comprised of 6 hospitals and approximately 2,000 staffed beds. On December 18, 2017, CareView executed a P&S Agreement with a Montefiore rehabilitation hospital for 31 units.

LifePoint

On September 29, 2017 the Company executed a P&S Pilot Agreement with Jackson Purchase Medical Center located in Mayfield, Kentucky. This is our first agreement in the LifePoint Health System. The agreement is for 42 units and following a successful pilot we expect to convert this into a P&S Agreement. We also anticipate expansion into other hospitals in the LifePoint Health system. The Company is in the process of finalizing a P&S Agreement with LifePoint and anticipates having it in place during the 2nd Quarter of 2018.

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

Franciscan Missionaries of Our Lady Health System

On November 22, 2017, we executed a 6-month P&S Pilot Agreement with Franciscan Missionaries of Our Lady Health System’s (“FMOL”) Our Lady of the Lake Regional Medical Center for 139 units. Following positive results, we anticipate future growth in the FMOL which consists of six hospitals and 1,735 staffed beds.

Texas Health Resources

On December 13, 2017, we executed a Master Agreement with Texas Health Resources (“THR”) and a 6-month P&S Pilot Agreement with Texas Health Presbyterian Hospital Dallas for 53 units. Following positive results, we anticipate future growth in the THR system which consists of 14 hospitals and 2,853 staffed beds.

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

Strategic Expansion With New Sensor Product

In the 1st quarter of 2018, the Company anticipates introducing a new sensor product that will have application in both the residential assisted living center market and the home health market. The Company has developed a sensor product, called CareView Connect TM – Quality of Life System that leverages both passive active sensors to track the activities of daily life of its subscribers.

CareView’s Quality of Life System provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify your staff or loved ones of potential emergencies and identify the need for dignified support. CareView’s Quality of Life System consists of a small emergency assist button, up to four motion sensors, one bed sensor, and one toilet sensor. Resident activity levels, medication administration, sleep patterns, and toileting can all be monitored depending on which options are selected.

The Company anticipates marketing this new product to the residents of its Independent Living and Assisted Living Center customers as well as direct sales to home health customers.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of February 28, 2018. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
126	10,122	8,281	162,736	65,743	65,396

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

Availability of Suppliers

We are not dependent on, nor do we expect to become dependent on, any one or a limited number of suppliers. We purchase parts and components to assemble our equipment and products. We do not manufacture or fabricate our own products or systems but rely on sub-suppliers and third-party vendors to procure and/or fabricate components based on our designs, engineering and specifications. Along with our employee installers, we enter into subcontracts for field installation of our products which we supervise. We manage all technical, physical and commercial aspects of the performance of our contracts with sub-suppliers and third-party vendors. To date, we have experienced no difficulties in obtaining fabricated components, materials and parts or in identifying qualified subcontractors for installation work.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “CareView Note”) and a cash payment of $100,000. Pursuant to the terms of the CareView Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the modification agreement with PDL BioPharma, Inc. (“PDL”) and (“PDL Modification Agreement”), the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, with the final payment due on December 31, 2019 a balloon payment of $513,786 representing the remaining principal balance plus all accrued and unpaid interest. See NOTE 13 of the Notes to Consolidated Financial Statements attached hereto for additional details.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, the Project Warrant exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction will be recorded as non-cash costs included in general and administration expense in the condensed consolidated financial statements for the 1st Quarter of 2018. See NOTE 13 of the Notes to Consolidated Financial Statements attached hereto for additional details.

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

Patient Flow: These systems may be called patient flow, census, bed tracking, patient tracking, or “bed board” applications. Our major competitors include companies that offer focused solutions such as TeleTracking Technologies, Inc., Aionex, Inc., and BedWatch, Inc. Additionally, some Electronic Medical Record vendors offer similar products which may compete with our patient flow product.

Mobile Communications: Some competitors offer mobile communications on smart phones or voice-activated pendants which operate over the hospitals Wi-Fi system, including Vocera, Inc., and Voalte, Inc. Other competitors offer special-purpose phones that operate on the cellular network or other wireless technology and provide notifications to caregivers within the hospital.

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

Major Customers

For the years ended December 31, 2017 and 2016, 103 and 93 hospitals accounted for all of our revenue. During 2017 four customers comprised 57% of our revenue, while no other customer comprised more than 10%. During 2016 three customers comprised 58% of our revenue, while no other customer comprised more than 10%.

Backlog

Our estimated backlog is driven by signed Master and P&S Agreements. Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non-cancellable period, as of December 31, 2017 is approximately $8,500,000, of which approximately $5,300,000 is expected to be billed during 2018. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2018 is approximately $3,200,000.

Research and Development Activities

The cost of our research and development activities for the years ended December 31, 2017 and 2016 totaled approximately $1,649,000 and $1,253,000, respectively. None of the cost of such activities was borne directly by our customers. To date, we have not performed any customer-sponsored research and development activities relating to any new products or services.

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

Employees

As of March 30, 2018, we employed 69 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

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

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. The current base lease rate through June 30, 2018 is $15,052 monthly. The average base lease rate for the Lease Extension is $15,465. We believe that these premises are adequate and sufficient for our current needs.

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

Quarter Ended	High	Low
Fiscal Year 2017
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.11	$0.04
Second Quarter	$0.22	$0.09
First Quarter	$0.10	$0.06

Fiscal Year 2016
Fourth Quarter	$0.10	$0.04
Third Quarter	$0.18	$0.07
Second Quarter	$0.26	$0.14
First Quarter	$0.38	$0.22

Holders

Records of our stock transfer agent indicate that as of March 15, 2018, we had approximately 90 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 1,000 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 139,380,748 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	25,000	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	6,390,760	$0.61	—
Equity compensation plan not approved by security holders: 2015 Plan	4,492,666	$0.28	—
Equity compensation plan not approved by security holders: 2016 Plan	11,752,033	$0.09	7,737,967
Total	22,660,459	$0.27	7,737,967

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2017, options to purchase an aggregate of 817,997 shares of our Common Stock were cancelled due to resignation and termination of employees. In addition, during the same time period, options to purchase an aggregate of 449,521 shares of our Common Stock expired.

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

Liquidity and Capital Resources

Our cash position at December 31, 2017 was approximately $2,066,000. We also have $2,500,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc. as discussed below.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 30, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. In February 2018, we raised $2,050,000 through the sale and issuance of Senior Secured Convertible Notes (see NOTE 11 in the accompanying consolidated financial statements for further details). We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

As of December 31, 2017, our working capital deficit was approximately $5,786,000, our accumulated deficit was approximately $145,909,000, and our stockholders’ deficit was approximately $62,151,000. Operating loss was approximately $6,616,000 and $6,309,000 for the years ended December 31, 2017 and 2016, respectively. Our net loss attributable to CareView was approximately $19,911,000 and $18,613,000 for the years ended December 31, 2017 and 2016, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2017 and 2016.

	2017	2016
	(000’s)
Net cash flows used in operating activities	$(6,260)	$(6,069)
Net cash flows used in investing activities	(1,262)	(1,517)
Net cash used in financing activities	(500)	(5)
Decrease in cash	(8,022)	(7,591)
Cash at beginning of period	10,088	17,679
Cash at end of period	$2,066	$10,088

The principal use of cash in operating activities for the year ended December 31, 2017 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The increase in cash flows used in operating activities of approximately $191,000 is primarily a result of changes in the components of working capital. The decrease in cash flows used in investing activities of approximately $255,000 is primarily a result of the reduction of purchases and installation of CareView Systems and costs associated with patents and trademarks. The increase in cash used in financing activities of approximately $495,000 reflects payments made to Rockwell Holdings I, LLC (see NOTE 13 in the accompanying consolidated financial statements for further details).

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change
	(000’s)
Revenue, net	6,264	$5,974	290
Operating expenses:
Network operations	4,640	4,679	(39)
General and administration	4,013	3,758	255
Sales and marketing	691	777	(86)
Research and development	1,649	1,253	396
Depreciation and amortization	1,887	1,816	71
Operating expenses	12,879	12,283	597
Operating loss	$(6,616)	$(6,309)	$(307)

Revenue, net

Revenue increased approximately $290,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Hospitals with billable units increased to 103 for the year ended December 31, 2017 as compared to 93 for the comparable period for the prior year. Of the 103 hospitals with billable units on December 31, 2017, four hospitals groups accounted for 69 hospitals or 67% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,400 (7,852 and 548, respectively) on December 31, 2017 as compared to 7,762 (7,276 and 486, respectively) on December 31, 2016.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2017	2016
Human resource costs, including benefits	48%	45%
Depreciation and amortization expense	15%	15%
Travel and entertainment	9%	10%
Other expenses	8%	6%
Other product deployment costs, excluding human resources and travel and entertainment expense	7%	9%
Professional fees and consulting expenses	6%	5%
Non-cash expense related to option grants	3%	6%
Research and development costs	3%	2%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	1%	2%

Operating expenses increased by approximately $597,000 (5%) as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$686
Other expenses	225
Professional and consulting expenses	123
Research and development costs	111
Depreciation and amortization	71
Decrease:
Non-cash expense related to option grants	(319)
Travel and entertainment	(138)
Other product deployment costs, excluding human resources and travel and entertainment expense	(136)
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	(26)
$597

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count in 2017 compared to 2016. While we had 72 employees at December 31, 2017 as compared to 78 for the comparable date for the prior year, on average we employed 81 employees over the course of 2017 as compared to 75 for the comparable prior year period. Other expenses increased primarily as a result of common area maintenance costs incurred during 2017. Professional and consulting expenses increased primarily as a result of legal expenses and consulting expense related to investor relation services. Other research and development expense increased primarily as a result of new product research.

Non-cash expense related to option grants decreased in 2017 compared to 2016 as a result of a decrease in amortization expense related to options granted in periods prior to 2016. Travel and entertainment expense decreased as a result of decreases in product deployment and installation efforts partially offset by increases in meetings with hospital administrators and training efforts related to supporting our existing installed base. Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Other sales and marketing expense decreased primarily as a result of reduced attendance at trade shows, seminar and other marketing expense over 2016.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.  See Note 5 in the accompanying Notes to Consolidated Financial Statements for the discussion related to Tax Reform.

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

Complex Derivative Financial Instruments. From time to time we sell common stock and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. There was no material effect on the 2017 consolidated financial statements upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis. Revenue is recognized each month for the services that have been provided to our customers. Additionally, we do not have significant exposure related to uncollectible accounts. We have performed a review of the requirements of the new revenue standard and have performed our analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard. We have compared the results of our analysis to our current accounting practices. Upon adoption, effective January 1, 2018, we plan to use the full retrospective transition method for recognizing revenue. The adoption of this standard will not have a material effect on the timing and recognition of revenue for the services provided to our customers.

Recent Events Since December 31, 2017

PDL Modification Agreement and Amendment to PDL Credit Agreement

On February 2, 2018, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Modification Agreement (the “PDL Modification Agreement”), with respect to the PDL Credit Agreement which reiterated the terms included in a Binding Forbearance Term Sheet dated December 28, 2017 also entered into by the Company and PDL Investment. The purpose of the PDL Modification Agreement is to amend the PDL Credit Agreement to prevent any Event of Default from occurring. See NOTES 12 and 13 for further details.

On February 23, 2018, the Company and PDL Investment entered into the Second Amendment to the PDL Credit Agreement, wherein the PDL Modification Agreement was amended and restated to allow for the reduction of certain funding requirements from $2,500,000 to $2,050,000, which funding was completed on February 23, 2018.

Eighth Amendment to HealthCor Purchase Agreement

On February 23, 2018, the Company, HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fun, LP (“HealthCor”), an entity, and certain officers and directors of the Company (collectively, but not including HealthCor, the “2018 Investors”) entered into the Eighth Amendment to the HealthCor Purchase Agreement wherein we agreed to sell and issue (i) additional notes in the aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) and (ii) additional Warrants for an aggregate of 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) to the 2018 Investors.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements.

Contractual Arrangements

Provided in the table below are our known contractual obligations as of December 31, 2017 for the future periods as indicated.

Contractual Obligations (000’s)
	As of December 31,
	Total	2018	2019 and 2020	2021 and 2022	Beyond 2022
Notes and Loans Payable	$91,273	$8,533	$12,181	$53,882	$16,677
Operating Lease	462	183	279	—	—
Total	$91,735	$8,716	$12,460	$53,882	$16,677

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements begin on page F-1 following this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2017, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	58	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	43	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	62	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	85	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	59	Director	April 21, 2011	N/A
David R. White	70	Director	January 1, 2014	N/A
Steven B Epstein	74	Director	April 1, 2014	N/A
Dr. James R. Higgins	68	Director	April 1, 2014	N/A

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

In December 2017, our Chief Financial Officer, Treasurer and Secretary resigned. Until such time as those positions are filled, Steven Johnson, our Chief Executive Officer and President, will also serve as our Secretary and Treasurer. In addition, Jason T. Thompson, our Chairman of the Audit Committee, will serve as our Principal Financial Officer and Chief Accounting Officer as those positions relate to our annual and quarterly filings with the SEC.

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

Jason T. Thompson – Director, Principal Financial Officer, Chief Accounting Officer

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

L. Allen Wheeler – Chairman of the Board

Mr. Wheeler has served as a Director of CareView since January 2006 and on January 1, 2014 became our Chairman of the Board. Mr. Wheeler has been a private investor for over 50 years with interests in nursing homes, banks, cable television, radio stations, real estate and ranching. Currently, Mr. Wheeler owns and operates three Abstract and Title companies in Bryan County, Oklahoma. Mr. Wheeler served on the Board of Directors of Texoma Medical Center from 1994 to 2005 and acted as Chairman of the Board from 2002 to 2005. Mr. Wheeler served as President of the Durant Industrial Authority for numerous years. Mr. Wheeler’s knowledge of the healthcare industry (as it relates to nursing homes), his technical knowledge of the broadcast television industry, and his expertise relative to investments and equity placements, qualifies him as a significant member of our board of directors. Mr. Wheeler earned his B.A. from Southeastern Oklahoma State University. Mr. Wheeler was elected Alumni of the Year of Southeastern Oklahoma State University in 2001.

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

Steven B Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 12 cities, where he serves as a senior health adviser. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA. Mr. Epstein received his Bachelor of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009. He received his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015. Mr. Epstein currently also serves as a director of the following companies: Accumen, Inc., a private lab services company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company; Restorix Health, a private wound care company; and Solis Women’s Health, a private mammography company. Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

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

Kyle Johnson has served as our Director of Engineering since August 2006 and is responsible for the design and development of our Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView System suite. Mr. Johnson is also one of the inventors on one issued patent for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and an additional pending patent application for a System and Method for Predicting Falls in the U.S. (the technology underlying CareView’s Virtual Bed Rails). From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large-scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, our Chief Executive Officer and President.

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

Committees of the Board

Audit Committee

The Audit Committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent registered public accounting firm matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 1301: Communications with Audit Committees, and makes recommendations to the Board of Directors regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.

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

For the year ended December 31, 2017, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2017, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Our Board is comprised of accomplished professionals who represent diverse and key areas of expertise including national business, operations, manufacturing, government, finance and investing, management, entrepreneurship, higher education and science, research and technology. We believe our directors’ wide range of professional experiences and backgrounds; education and skills has proven invaluable to our Company and we intend to continue leveraging this strength.

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

Our Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. Our Board of Directors approves our high-level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 6 (six) meetings of the Board of Directors during the year ended December 31, 2017 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2017 and 2016. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven G. Johnson(2)	2017	$255,112	—	—	—	—	—	$14,100	$269,212
(President, CEO, Sec., Treas.)	2016	$255,228	—	—	$114,000	—	—	$18,711	$387,939

Sandra K McRee(3)	2017	$215,111	—	—	$50,000	—	—	$4,895	$270,006
(COO)	2016	$212,507	—	—	$114,000	—	—	$5,145	$331,652

L. Allen Wheeler(4)	2017	—	—	—	—	—	—	—	—
(Principal Financial Officer)	2016	—	—	—	—	—	—	—	—

Jon E. Freeman(5)	2017	$106,036	—	—		—	—	$3,062	$109,098
Chief Financial Officer (CFO)

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.
(2)	For 2017: Option Awards includes an Option to purchase 666,667 shares of our Common Stock. This Option was awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below. All Other Compensation includes $9,000 for car allowance and $5,110 for health insurance premiums paid on Mr. Johnson’s behalf. For 2016: All Other Compensation includes $9,000 for car allowance and $9,711 for health insurance premiums paid on Mr. Johnson’s behalf.
(3)	For 2016: Option Awards includes Options to purchase 2,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. For 2016: Option Awards includes Options to purchase 2,000,000 shares of our Common Stock. All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(4)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of our former CFO. Upon the hiring of Jon E. Freeman as Chief Financial Officer, Mr. Wheeler vacated his position as Principal Financial Officer and Chief Accounting Officer. Option Awards include Options to purchase 666,667 and 150,000 shares of our Common Stock during 2017 and 2016, respectively. These Options were awarded for services as Chairman of the Board of Directors and is included in the Directors Compensation table below.
(5)	For 2017: Option Awards includes Options to purchase 500,000 shares of our Common Stock. On December 29, Mr. Freeman resigned this position as Chief Financial Officer, at which time all Options to purchase share of our Common Stock were canceled.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2017, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards							Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000	(1)	—		—	$0.52	01/05/20	—	—	—	—
	50,000	(2)	—		—	$0.52	03/25/20	—	—	—	—
	666,666	(3)	1,333,334	(3)	—	$0.10	12/27/26	—	—	—	—
	—		666,667	(4)	—	$0.11	11/30/27	—	—	—	—
Sandra K McRee (COO)	2,000,000	(5)			—	$0.51	11/01/23	—	—	—	—
	666,666	(6)	333,334	(6)	—	$0.53	02/25/25	—	—	—	—
	666,666	(3)	1,333,334	(3)	—	$0.10	12/27/26	—	—	—	—
	—		2,000,000	(7)	—	$0.10	12/04/27	—	—	—	—
L. Allen Wheeler (Principal Financial Officer)	75,000	(1)	—		—	$0.52	01/05/20	—	—	—	—
	75,000	(2)	—		—	$0.52	03/25/20	—	—	—	—
	100,000	(8)	50,000	(8)	—	$0.53	02/25/25	—	—	—	—
	78,432	(9)	156,863	(9)	—	$0.17	08/31/26	—	—	—	—
	—		666,667	(10)	—	$0.11	11/30/27	—	—	—	—

(1)	All underlying shares vested on January 6, 2010.
(2)	All underlying shares vested on December 31, 2010.
(3)	An aggregate of 666,666 underlying shares vested on December 7, 2017, and 666,667 vest on each of December 7, 2018 and 2019.
(4)	An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(5)	An aggregate of 666,666 underlying shares vested on November 1, 2014, and 666,667 vested on each of November 1, 2015 and 2016.
(6)	An aggregate of 333,333 underlying shares vested on each of February 25, 2016 and 2017, and 333,334 vest on February 25, 2018.
(7)	An aggregate of 666,666 underlying shares vest on December 4, 2018, and 666,667 vested on each of December 4, 2019 and 2020.
(8)	An aggregate of 50,000 underlying shares vested on each of February 25, 2016 and 2017 and 50,000 underlying shares vest on February 25, 2018. This Option were awarded for services as Chairman of the Board of Directors and is included in the Directors Compensation table below.
(9)	An aggregate of 78,432 underlying shares vested August 31, 2017, 78,432 underlying shares vest August 31, 2018, and 78,431 underlying shares vest on August 31, 2019. This Option were awarded for services as Chairman of the Board of Directors and is included in the Directors Compensation table below.
(10)	An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings. Our directors have also been granted non-qualified stock options from time to time as detailed in the table below. Beginning in November 2017, and annually in August thereafter, directors will be granted ten-year, non-qualified stock options equal to $40,000 based on the closing price of our Common Stock as reported on www.yahoofinance.com on the date of the quote. Beginning in March 31, 2018 and annually thereafter, our directors will be compensated as follows: All Directors $10,000, Board Chair $3,000, Committee Chairpersons $2,000, and Committee Members $1,000.

We paid no compensation to our directors for services rendered for the year ended December 31, 2017. The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
L. Allen Wheeler(2)			$52,650				$52,650
			$49,650				$49,650
			$50,700				$50,700
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Steve G. Johnson(3)	—	—	$24,000	—	—	—	$24,000
Steven B. Epstein(4)			$221,500				$221,500
			$16,900				$16,900
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins(5)			$66,450				$66,450
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Jeffery C. Lightcap	—	—	—	—	—	—	—

Jason T. Thompson(6)			$39,000				$39,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
David R. White(7)			$130,000				$130,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000

_________________________

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.
(2)	An aggregate of 75,000 underlying shares vested on each of January 6, 2010 and December 31, 2010. An aggregate 50,000 underlying shares vested on February 25, 2016 and 2017 and 50,000 vest on February 25, 2018. An aggregate of 78,432 underlying shares vested on each of August 31, 2017, 78,432 underlying shares vest on August 31, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020.
(3)	An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020.
(4)	An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016 and 166,666 underlying shares vested on April 1, 2017. An aggregate of 16,666 underlying shares vested on February 25, 2016, 16,667 underlying shares vested on February 25, 2017, and 16,667 underlying shares vest on each of February 25, 2018. An aggregate of 78,432 underlying shares vested on August 31, 2017, 78,432 underlying shares vest on August 31, 2018, and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020.
(5)	An aggregate of 50,000 underlying shares vested on each of April 1, 2015, 2016 and 2017. An aggregate of 78,432 underlying shares vested on each of August 31, 2017, 78,432 underlying shares vest on August 31, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020.
(6)	An aggregate of 50,000 underlying shares vested on each of April 1, 2015, 2016 and 2017. An aggregate of 78,432 underlying shares vested on each of August 31, 2017, 78,432 underlying shares vest on August 31, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020.
(7)	An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016 and 166,666 underlying shares vested on April 1, 2017. An aggregate of 78,432 underlying shares vested on August 31, 2017, 78,432 underlying shares vest on August 31, 2018, and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vest on each of November 30, 2018 and 2019, and 222,223 underlying shares vest on November 30, 2020. From April 1, 2015 through May 31, 2016, Mr. White’s was under contract with us to assist in sales and marketing activities. His compensation for this service was $5,000 per month.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	31,071,981 (2)	20.09%
Common Stock	L. Allen Wheeler (Chairman of the Board, Principal Financial Officer)	24,337,828 (3)	16.49%
Common Stock	Sandra K. McRee (Chief Operating Officer)	7,154,272 (4)	4.91%
Common Stock	Jeffrey C. Lightcap (Director)	92,913,417 (5)	40.00%
Common Stock	David R. White (Director)	848,432 (6)	0.61%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer)	3,187,833 (7)	2.25%
Common Stock	Steven B. Epstein (Director)	5,301,272 (8)	3.71%
Common Stock	Dr. James R. Higgins (Director)	23,302,659 (9)	15.37%
Common Stock	All Officers & Directors as a Group (8 persons)	188,117,694 (10)	66.95%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324 Ft. Myers, FL 33912	9,590,506 (11)	6.88%

______________

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 766,667 shares due to Johnson upon exercise of vested Options, (iii) 550,001 shares due to Johnson upon exercise of vested warrants, (iv) 13,984,720 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30, 2018), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 154,682,136 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.

(3)	This amount includes (i) 1,856,345 shares directly owned by Wheeler, (ii) 378,432 shares due to Wheeler upon exercise of Options, (iii) 382,692 shares due to Wheeler upon exercise of vested warrants (iv) 7,486,323 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30,2018), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 147,628,195 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.
(4)	This amount includes (i) 750,000 shares directly owned by McRee, (ii) 3,666,667 shares due to McRee upon exercise of vested Options, (iii) 148,076 shares due to McRee upon exercise of vested warrants, and (iv) 2,589,529 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30,2018). The percentage of class for McRee is based on 145,785,020 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.
(5)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC and Jeffrey C. Lightcap (collectively, the Reporting Persons), beneficially own an aggregate of 92,913,417 shares, representing (i) 9,860,998 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30, 2018), (ii) 20,977,387 shares that may be acquired upon conversion of the 2014 Notes, (iii) 8,306,877 shares that may be acquired upon conversion of the 2012 Notes, (iv) 35,876,643 shares that may be acquired upon conversion of the 2011 Notes, and (v) 17,891,512 shares that may be acquired upon exercise of Warrants. The amounts detailed above include (i) 493,269 shares due to Lightcap upon exercise of vested Warrants and (ii) 7,038,352 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30, 2018). The percentage of class for Reporting Persons and Lightcap as an individual is based on 232,294,165 shares which would be outstanding if the Reporting Persons notes and convertible debt held by Lightcap were converted and all Warrants held by the Reporting Persons and Lightcap were exercised.
(6)	This amount includes (i) 578,432 shares due to White upon exercise of vested Options. The percentage of class for White is based on 139,959,180 shares which would be outstanding if all of White’s vested Options were exercised.
(7)	This amount includes (i) 737,500 shares directly owned by Thompson, (ii) 228,432 shares due to Thompson upon exercise of vested Options, (iii) 55,769 shares due to Thompson upon exercise of vested warrants, and (iv) 2,166,132 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30, 2018). The percentage of class for Thompson is based on 141,831,081 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.
(8)	This amount includes (i) 1,780,000 shares directly owned by Epstein, (ii) 611,765 shares due to Epstein upon exercise of vested Options, (iii) 178,846 shares due to Epstein upon exercise of vested warrants, and (iv) 2,730,661 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30, 2018). The percentage of class for Epstein is based on 142,902,020 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.
(9)	This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,012,229 shares held in trust by Higgins’ wife, (iv) 228,432 shares due to Higgins upon exercise of vested Options, (v) 432,692 shares due to Higgins upon exercise of vested warrants, and (vi) 11,536,323 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 30,2018). The percentage of class for Higgins is based on 151,578,195 shares which would be outstanding if all of Higgins' vested Options and Warrants were exercised and convertible debt was converted.
(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 280,994,756 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(11)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 60,000 shares held in trust for Smith’s minor children, (iii) 6,210,723 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, and (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith. The percentage of class for Smith is based on 139,380,748 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2017, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the Fifth Amendment discussed above in Item 7, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2017.

Related Party Transactions Policy

As indicated hereinabove, our Board of Directors adopted a Related Party Transactions Policy and all related party transactions have been disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Director Independence

Although our Board of Directors believes that our directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2017 quarterly reviews and the annual audit for the year ended December 31, 2017 is $285,000. BDO billed us $273,735 for professional services rendered for the annual audit for the year ended December 31, 2016 and for quarterly review of our financial statements for 2016, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2017 rendered by BDO is $35,500. BDO billed us $38,700 for tax return preparation for the year ended December 31, 2016.

All Other Fees. We incurred no other fees for the years ended December 31, 2017 and 2016.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)

10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)

10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.137	12/04/14	Fifth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(23)
10.138	12/04/14	Form of Fifth Amendment Supplemental Closing Note(23)
10.139	12/04/14	Form of Fifth Amendment Supplemental Warrant(23)
10.140	12/04/14	Amended Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.141	12/04/14	Amended Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.142	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)(25)
10.143	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(25)
10.144	02/25/15	CareView Communications, Inc. 2015 Stock Option Plan(24)
10.145	03/31/15	Sixth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor Funds(25)
10.146	03/31/15	Sixth Amendment Supplemental Warrant, form of(25)
10.147	06/26/15	Credit Agreement between the Company and PDL BioPharma, Inc.(26)
10.148	06/26/15	Subordination and Intercreditor Agreement between the Company, PDL BioPharma, Inc., the HealthCor Funds and the Second Lien Claimholders(26)
10.149	06/26/15	Guarantee and Collateral Agreement between the Company and PDL BioPharma, Inc. (26)
10.150	06/26/15	Registration Rights Agreement between the Company and PDL BioPharma, Inc. (26)
10.151	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc. (26)
10.152	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company and the HealthCor Funds and the Investors named therein(26)
10.153	06/26/15	Amendment to Registration Rights Agreement the Company and the HealthCor Fund(26)
10.154	10/07/15	First Amendment to Credit Agreement between the Company and PDL BioPharma, Inc. (27)
10.155	10/07/15	Tranche One Term Note in the Principal amount of $20 million issued to PDL BioPharma, Inc.(27)
10.156	10/17/15	Amended and Restated Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc.(27)
10.157	01/13/17	Settlement and LLC Interest Purchase Agreement between the Company and Rockwell Holdings I, LLC(28)
10.158	01/13/17	Interest Transfer Agreement between the Company and Rockwell Holdings I, LLC(28)
10.159	01/13/17	CareView Communications Inc. Promissory Note to Rockwell Holdings I, LLC(28)
10.160	01/13/17	Amended Warrant to Rockwell Holdings I, LLC(28)
10.161	12/28/17	Binding Forbearance Term Sheet by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC*
10.162	02/02/18	Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (29)
10.163	02/02/18	Second Amended and Restated Warrant to Purchase Common Stock of the Company, issued to PDL Investment Holdings, LLC(29)
10.164	02/02/18	Amended and Restated Registration Rights Agreement by and between the Company and PDL Investment Holdings, LLC(29)
10.165	02/02/18	Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC and the note investors signatory to the Note and Warrant Purchase Agreement, as amended(29)
10.166	02/02/18	Consent to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC(29)
10.167	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC(29)
10.168	02/02/18	Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC(29)

10.169	02/23/18	Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto(30)
10.170	02/23/18	Form of Eighth Amendment Supplemental Closing Note(30)
10.171	02/23/18	Form of Eighth Amendment Supplemental Warrant(30)
10.172	02/23/18	Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC(30)
14.00	n/a	2010 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2010 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/30/18	Subsidiaries of the Registrant*
31.1	03/30/18	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/30/18	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/30/18	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/30/18	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q/A filed with the SEC on December 7, 2010.
(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 6, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 11, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.
(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 15, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.
(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.
(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 19, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2015.
(25)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 31, 2015
(26)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 30, 2015.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2015.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2017.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 5, 2018.
(30)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 26, 2018.
*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

 None.

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2018

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven G. Johnson and Jason T. Thompson and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director
Steven G. Johnson		March 30, 2018

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer
Jason T. Thompson		March 30, 2018

/s/ Sandra K. McRee
Sandra K. McRee	Chief Operating Officer	March 30, 2018

/s/ L. Allen Wheeler
L. Allen Wheeler	Chairman of the Board,	March 30, 2018

/s/ Jeffrey C. Lightcap
Jeffrey C. Lightcap	Director	March 30, 2018

/s/ David R. White
David R. White	Director	March 30, 2018

/s/ Steven B. Epstein
Steven B. Epstein	Director	March 30, 2018

/s/ Dr. James R. Higgins
Dr. James R. Higgins	Director	March 30, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CareView Communications, Inc.

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated losses since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2010.

Dallas, Texas

March 30, 2018

F- 1

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,066,392	$10,088,258
Accounts receivable	1,210,968	1,069,304
Other current assets	585,622	114,717
Total current assets	3,862,982	11,272,279

Property and equipment, net	3,321,541	4,152,414

Other Assets:
Restricted cash	2,500,000	3,250,000
Intangible assets, net	665,918	612,337
Other assets	1,767,909	2,168,894
Total other assets	4,933,827	6,031,231
Total assets	$12,118,350	$21,455,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$365,300	$195,472
Notes payable, current portion	8,533,334	439,173
Mandatorily redeemable equity in joint venture	—	439,173
Accrued interest	—	328,979
Other current liabilities	750,056	485,850
Total current liabilities	9,648,690	1,888,647

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $18,161,723 and $21,267,829, respectively	52,397,089	42,271,224
Loan payable	11,666,666	20,000,000
Note payable	513,786	—
Accrued interest	43,583	—
Total long-term liabilities	64,621,124	62,271,224
Total liabilities	74,269,814	64,159,871

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,617,896	84,119,834
Accumulated deficit	(145,908,741)	(126,408,409)
Total CareView Communications Inc. stockholders’ deficit	(62,151,464)	(42,149,194)
Noncontrolling interest	—	(554,753)
Total stockholders’ deficit	(62,151,464)	(42,703,947)
Total liabilities and stockholders’ deficit	$12,118,350	$21,455,924

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 2

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenues, net	$6,263,810	$5,973,985

Operating expenses:
Network operations	4,639,738	4,679,297
General and administration	4,012,553	3,757,816
Sales and marketing	691,095	776,961
Research and development	1,648,985	1,252,850
Depreciation and amortization	1,887,377	1,816,093
Total operating expense	12,879,748	12,283,017

Operating loss	(6,615,938)	(6,309,032)

Other income and (expense)
Interest expense	(13,474,891)	(12,592,998)
Change in fair value of warrant liability	(10,528)	168,176
Interest income	9,073	17,267
Other income	20,270	50,828
Total other income (expense)	(13,456,076)	(12,356,727)

Loss before taxes	(20,072,014)	(18,665,759)

Provision for income taxes	—	—

Net loss	(20,072,014)	(18,665,759)

Net loss attributable to noncontrolling interest	—	(53,062)

Net loss attributable to CareView Communications, Inc.	$(20,072,014)	$(18,612,697)

Net loss per share attributable to CareView Communications, Inc., basic and diluted	$(0.14)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 3

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2015	139,380,748	139,381	82,434,461	(107,795,712)	(501,691)	(25,723,561)

Options granted as compensation	—	—	717,385	—	—	717,385

Beneficial conversion features for senior secured convertible notes	—	—	967,988	—	—	967,988

Net loss	—	—	—	(18,612,697)	(53,062)	(18,665,759)

Balance, December 31, 2016	139,380,748	139,381	84,119,834	(126,408,409)	(554,753)	(42,703,947)

Options granted as compensation	—	—	398,338	—	—	398,338

Beneficial conversion features for senior secured convertible notes	—	—	153,274	—	—	153,274

Adjustment to fair value of warrants for extension of exercise period	—	—	11,512	—	—	11,512

Adjustment to fair value of warrants for modification of loan agreement	—	—	44,445	—	—	44,445

Cost associated with closure of joint ventures	—	—	(1,109,507)	571,682	554,753	16,928

Net loss	—	—	—	(20,072,014)	—	(20,072,014)

Balance, December 31, 2017	139,380,748	$139,381	$83,617,896	$(145,908,741)	$—	$(62,151,464)

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 4

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(20,072,014)	$(18,665,759)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,840,606	1,759,016
Amortization of debt discount and debt costs	3,259,381	2,741,522
Amortization of deferred installation costs	304,712	7,576
Amortization of deferred debt issuance and debt financing costs	291,084	291,084
Amortization of intangible assets	46,771	57,077
Interest incurred and paid in kind	7,019,758	6,768,597
Stock based compensation related to options granted	398,338	717,385
Stock based costs related to warrants issued	11,512	—
Loss on disposal of assets	1,716	2,825
Change in fair value of warrant liability	10,528	(168,176)
Changes in operating assets and liabilities:
Accounts receivable	(141,664)	107,100
Other current assets	(470,906)	359,533
Other assets	766,394	16,394
Accounts payable	169,828	(136,930)
Accrued expenses and other current liabilities	303,722	73,523
Net cash flows used in operating activities	(6,260,234)	(6,069,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(994,521)	(1,430,814)
Payment for deferred installation costs	(166,759)	(173,657)
Patent and trademark costs	(100,352)	(291,824)
Recovery of unused deferred installation costs	—	379,467
Net cash flows used in investing activities	(1,261,632)	(1,516,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(500,000)	(4,650)
Net cash flows provided by financing activities	(500,000)	(4,650)

Increase (decrease) in cash	(8,021,866)	(7,590,711)
Cash and cash equivalent, beginning of period	10,088,258	17,678,969
Cash and cash equivalents, end of period	$2,066,392	$10,088,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,700,000	$2,722,149

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$153,274	$967,988

Revaluation of warrants for modification of loan	$44,445	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 5

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CareView Communications, Inc., a Nevada corporation (“CareView”, the “Company”, “we”, “us” or “our”), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007. We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.

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

F- 6

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView and CareView Communications, Inc., a Texas corporation and CareView Operations, LLC, a Nevada limited liability company (our wholly owned subsidiaries). Also included for the year ended December 31, 2016 were CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies (the “Project LLCs”) and variable interest entities (“VIEs”) (see below). All material inter-company balances and transactions have been eliminated in consolidation.

During 2016 we reported noncontrolling interests in our variable interest entities (“VIEs”) as a component of stockholders’ deficit in the Consolidated Balance Sheets and the loss attributable to noncontrolling interests as an adjustment to net loss to arrive at net loss attributable to us in the Consolidated Statements of Operations. As of and for the year ended December 31, 2017, we did not maintain any variable interests in any entities requiring consolidation in our financial statements.

Concurrent with the execution, and pursuant to the terms, of the Settlement Agreement, as discussed in NOTE 13, all assets and liabilities of the Project LLCs were transferred to our wholly owned subsidiary, CareView Communications, Inc., effective January 1, 2017. On June 12, 2017, we filed Form 510- Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits.

Restricted Cash

At December 31, 2017, we had $2,500,000 included in restricted cash in other assets on the consolidated balance sheet. On December 28, 2017, the minimum cash requirement in the credit agreement with PDL BioPharma, Inc. was modified to reduce the minimum cash requirement from $3,250,000 to $2,500,000. See NOTES 12 and 15 for further discussion.

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

F- 7

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred. We include Network Equipment in fixed assets upon receipt and begin depreciating the Network Equipment when such equipment passes our incoming inspection and is available for use. We attribute no salvage value to the Network Equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years. Depreciation of office and test equipment, warehouse equipment and furniture is computed using the straight-line method based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal. As of December 31, 2017 and 2016, an allowance of $176,750 and $116,350, respectively, was recorded.

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

F- 8

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2017 and 2016, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2017 and 2016.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2017 and 2016.

During the years ended December 31, 2017 and 2016, we capitalized no additional intellectual property costs.

Patents and Trademarks

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments, below, and NOTES 11 and 12 for further details regarding derivative activity during the years ended December 31, 2017 and 2016.

F- 9

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments and they are considered Level 1 assets under the fair value hierarchy. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the warrant liability discussed in NOTE 4. The fair value of this warrant liability is included in other current liabilities on the accompanying consolidated financial statements.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability
2017	$(11,157)	$—	$—	$(11,157)
2016	$(629)	$—	$—	$(629)

F- 10

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2017	2016

Balance, beginning of period	$(629)	$(168,805)
Issuances of derivative liabilities	—	—
Change in fair value of warrant liability	(10,528)	168,176
Transfers in and/out of Level 3	—	—
Balance, end of period	$(11,157)	$(629)

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

F- 11

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 133,000,000 and 122,000,000 at December 31, 2017 and 2016, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

F- 12

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2017 and 2016 totaled approximately $99,000 and $168,000, respectively.

Concentration of Credit Risks and Customer Data

For the years ended December 31, 2017 and 2016, 103 and 93 hospitals accounted for all of our revenue. During 2017 four customer comprised 57% of our revenue, while no other customer comprised more than 10%. During 2016 three customers comprised 58% of our revenue, while no other customer comprised more than 10%.

F- 13

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. There was no material effect on the 2017 consolidated financial statements upon adoption.

Fair Value of Financial Instruments

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

F- 14

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis. Revenue is recognized each month for the services that have been provided to our customers. Additionally, we do not have significant exposure related to uncollectible accounts. We have performed a review of the requirements of the new revenue standard and have performed our analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard. We have compared the results of our analysis to our current accounting practices. Upon adoption, effective January 1, 2018, we plan to use the full retrospective transition method for recognizing revenue. The adoption of this standard will not have a material effect on the timing and recognition of revenue for the services provided to our customers.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2017 was approximately $2,066,000. At December 31, 2017, we also had $2,500,000 included in restricted cash in other assets on the consolidated balance sheet.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 11 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

F- 15

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 31, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. In February 2018, we raised $2,050,000 through the sale and issuance of Senior Secured Convertible Notes (see Note 11 for further details). We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. See NOTE 15 for further details. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2017 and 2016, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2017 and 2016, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, and 139,380,748 shares of Common Stock issued and outstanding. There was no Common Stock issued during the years ended December 31, 2017 or 2016.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except certain Warrants issued to HealthCor in 2011 as discussed in NOTE 11 and the warrants issued in connection with a private placement completed in April 2013 “Private Placement Warrants”. The Private Placement Warrants contain provisions that protect the holders from a decline in the issue price of our common stock or “down round” provisions. In accordance with the accounting standards, we determined that these instruments qualify as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The fair value of the Warrants issued to HealthCor and the Private Placement Warrants was computed using the Binomial Lattice model, incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior. Due to the down round provisions associated with the exercise price of these Warrants, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments. The Warrants issued to HealthCor in 2011 were substantially amended and no longer contain down round provisions.

F- 16

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No Warrants were granted during 2017 or 2016.

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2015	35,197,698	$0.33-$1.65	$0.82	5.6
Granted	—
Exercised	—
Expired	(500,000)
Balance at December 31, 2016	34,697,698	$0.33-$1.65	$0.82	4.7
Granted	—
Exercised	—
Expired	(4,643,309)
Balance at December 31, 2017	30,054,389	$0.33-$1.65	$0.85	4.6
Vested and Exercisable at December 31, 2017	30,054,389	$0.33-$1.65	$0.85	4.6

As of December 31, 2017 and 2016, we had no unamortized costs associated with capitalized Warrants, excluding the HealthCor Warrants and Private Placement Warrants.

F- 17

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Activity During 2017

No Warrants were granted during 2017. In May, June and December 2017, 50,000, 290,000 and 4,303,309 Warrants expired.

Warrant Activity During 2016

No Warrants were granted during 2016. In April and May 2016, 400,000 and 100,000 Warrants expired.

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2017, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 25,000 remaining outstanding.

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2017, 2009 Plan Options to purchase 10,000,000 shares of our Common Stock have been issued with 6,390,760 remaining outstanding.

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2017, 2015 Plan Options to purchase 5,000,000 shares of our Common Stock have been issued with 4,492,666 remaining outstanding.

On December 7, 2016, we established the CareView Communications, Inc. 2016 Stock Option Plan (the “2016 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2016 Plan Option(s)”). The 2016 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2016 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2017, 2016 Plan Options to purchase 12,262,033 shares of our Common Stock have been issued 11,752,033 remaining outstanding.

F- 18

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used in the Black-Scholes Model during the years ended December 31, 2017 and 2016 are set forth in the table below.

	2017	2016
Risk-free interest rate	1.17-2.15%	1.13-1.84%
Volatility	78.40-89.93%	63.49-73.73%
Expected life	6	6
Dividend yield	0.00%	0.00%

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

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	9,350,667	$0.58	7.6	$15,705
Granted	6,907,975	$0.11
Exercised	—
Expired	(206,664)
Forfeited	(141,003)
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Granted	8,017,002	$0.08	9.9	$—
Exercised	—
Expired	(449,521)
Forfeited	(817,997)
Balance at December 31, 2017	22,660,459	$0.27	8.1	$—
Vested and Exercisable at December 31, 2017	10,018,489	$0.46	6.4	$—

F- 19

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of Options granted during the years ended December 31, 2017 and 2016 was $0.03 and $0.06 per share, respectively.

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2017 and 2016 (approximately $398,000 and $717,000, respectively) is based on awards vested. The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2017, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $543,000, which is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

Option Activity During 2017

●	In March 2017, we granted 2016 Plan Options to purchase 20,000 shares with an exercise price of $0.09 per share to an employee,
●	In May 2017, we granted 2016 Plan Options to purchase 5,000 shares with an exercise price of $0.17 per share to an employee,
●	In June 2017, we granted 2016 Plan Options to purchase 520,000 shares with an exercise price of $0.11 per share to certain employee,
●	In November 2017, we granted 2016 Plan Options to 5 directors (666,667 each, totaling 4,000,002): to purchase shares with an exercise price of $0.06 per share.
●	In December 2017, we granted 2016 Plan Options to purchase 472,000 shares with an exercise price of $0.10 per share to certain employees, and
●	In December 2017, we granted 2016 Plan Options to an officer/director (2,000,000), and an officer (1,000,000) to purchase shares with an exercise price of $0.10 per share.

Option Activity During 2016

●	In March 2016, we granted 2015 Plan Options to purchase 20,000 shares with an exercise price of $0.30 per share to an employee,
●	In August 2016, we granted 2015 Plan Options to 5 directors (235,295 each, totaling 1,176,475) and 35,000 to an employee to purchase shares with an exercise price of $0.17 and $0.18 per share, respectively,
●	In September 2016, we granted 2015 Plan Options to purchase 50,000 shares with an exercise price of $0.08 per share to an employee,
●	In December 2016, we granted 2015 Plan Options to purchase 1,381,469 shares with an exercise price of $0.08 per share to certain employees and 754,969 shares with an exercise price of $0.10 to an employee, and
●	In December 2016, we granted 2016 Plan Options to an officer/director (2,000,000), an officer (2,000,000) and 245,031 to an employee to purchase shares with an exercise price of $0.10 per share.

F- 20

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At December 31, 2017, we had approximately $77 million of federal net operating tax loss carry-forward which begins to expire in 2029 and approximately $17 million of state net operating losses which begins to expire in 2029.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

	Years Ended December 31,
	2017	2016

Expected income tax benefit at statutory rate	$(6,968,974)	$(6,514,444)
Debt discount amortization	701,472	701,240
Permanently disallowed interest	671,234	801,750
Other permanent differences	24,458	30,818
State income tax benefit, net of tax effect at state statutory rate	—	—
Deferred pool true-ups/corrections related to:
Net operating losses	—	45,138
Other	(83,190)	(43,369)
Change in federal tax rate	14,245,571	—
Change in valuation account	(8,590,571)	4,978,867
Income tax expense (benefit)	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$16,247,978	$23,966,537
Accrued interest	5,195,193	6,525,289
Stock based compensation	1,166,081	1,804,050
Amortization of intangible assets	191,457	389,695
Depreciation of property and equipment	305,987	223,211
Accrued expenses and other liabilities	94,619	105,674
Research and development credit carry-forward	29,084	29,084
Donations	7,102	11,241
Beneficial conversion feature debt discount	(1,840,060)	(3,066,771)
Total deferred tax assets	21,397,441	29,988,010
Valuation allowance for deferred tax assets	(21,397,441)	(29,988,010)
Deferred tax assets, net of valuation allowance	$—	$—

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2017 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of approximately $1,166,000.

F- 21

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017 the deferred tax valuation allowance decreased by $8,590,571. In 2016 the deferred tax valuation allowance increased by $4,978,867. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2017 and 2016, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2017 and 2016, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three-year statute of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2014. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be reduction of deferred tax assets related to net operating losses and research and development tax credits. Such reduction is expected to be largely offset by changes to the Company’s valuation allowance

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2017	2016
Prepaid expenses	$564,503	$102,601
Other current assets	21,119	12,116
TOTAL OTHER CURRENT ASSETS	$585,622	$114,717

F- 22

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016
Network equipment	$13,610,280	$12,632,559
Office equipment	291,003	243,267
Vehicles	217,004	161,584
Test equipment	177,386	166,484
Furniture	90,827	87,646
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	14,401,145	13,306,185
Less: accumulated depreciation	(11,079,604)	(9,153,771)
TOTAL PROPERTY AND EQUIPMENT	$3,321,541	$4,152,414

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,840,606 and $1,759,016, respectively.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$806,279	$146,246	$660,033
Other intangible assets	59,122	53,237	5,885
TOTAL INTANGIBLE ASSETS	$865,401	$199,483	$665,918

	December 31,2016
	Cost	Accumulated Amortization	Net
Patents and trademarks	$711,961	$104,574	$607,387
Other intangible assets	53,088	48,138	4,950
TOTAL INTANGIBLE ASSETS	$765,049	$152,712	$612,337

F- 23

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$451,216	$806,562
Deferred financing costs	850,363	296,863	553,500
Deferred installation costs	1,748,818	1,533,270	215,548
Prepaid license fee	249,999	103,824	146,175
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,153,082	$2,385,173	$1,767,909

	December 31,2016
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$271,528	$986,250
Deferred financing costs	805,917	185,466	620,451
Deferred installation costs	1,582,059	1,228,558	353,501
Prepaid license fee	249,999	87,431	162,568
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$3,941,877	$1,772,983	$2,168,894

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2017	2016
Allowance for system removal	$176,750	$116,350
Accrued professional services	137,018	25,000
Accrued taxes	127,225	182,122
Accrued rent expense	120,433	—
Accrued paid time off	112,577	126,486
Other accrued liabilities	76,053	35,892
TOTAL OTHER CURRENT LIABILITIES	$750,056	$485,850

NOTE 10– COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. Rent expense for the years ended December 31, 2017 and 2016 was $386,429 and $199,553, respectively.

F- 24

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the monthly base rent per the Lease and the Lease Extension follows:

Years Ending June 30,
2018	$15,052
2019	$15,503
2020	$15,968

As of December 31, 2017, future minimum rental payments are as follows:

Years Ending December 31,
2018	$183,330
2019	183,330
Through June 30, 2020	95,810
Total	$462,470

Debt Maturity

As of December 31, 2017, future debt payments due are as follows:

Years Ending December 31,	Total	Loan Payable	Senior Secured Convertible Notes(1)	Notes Payable
2018	$8,533,334	$8,333,334	$—	$200,000
2019	5,513,786	5,000,000	—	513,786
2020	6,666,666	6,666,666	—	—
2021	43,752,003	—	43,752,003	—
2022	10,130,338	—	10,130,338	—
Thereafter	16,676,471	—	16,676,471	—
Total	$91,272,598	$20,000,000	$70,558,812	$713,786

(1) Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $70,558,812, which represents this amount less debt discount of $18,161,723.

F- 25

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through December 31, 2017 interest has been added to the outstanding principal balance.

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of December 31, 2017, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 35,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. For the period from January 31, 2017 through December 31, 2017 interest has been added to the outstanding principal balance. As of December 31, 2017, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

F- 26

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes”). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2017, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 20,000,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “New Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The New Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment.

F- 27

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of December 31, 2017, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 14,000,000 to the New Investors.

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

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the Credit Agreement entered into with PDL, as administrative agent and lender (the “Lender”) (the “PDL Credit Agreement”); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and Lender (as detailed in NOTE 12); (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement (as detailed in NOTE 12) and to increase certain event of default acceleration and payment thresholds.

On February 23, 2018, the Company, HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”), an entity, and certain officers and directors of the Company (collectively, but not including HealthCor, the “2018 Investors”) entered into the Eighth Amendment to the HealthCor Purchase Agreement wherein we agreed to sell and issue (i) additional notes in the aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) and (ii) additional Warrants for an aggregate of 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) to the 2018 Investors.

F- 28

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. The face amount of the 2012 and 2014 HealthCor Notes and all accrued PIK interest also qualify for this accounting treatment. During the years ended December 31, 2017 and 2016, we recorded a BCF of $153,274 and $967,988, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes. As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. The discount associated with the Fifth Amendment Notes ($98,555) and the expense related to the Sixth Amendment ($8,669) are amortized to interest expense using the effective interest method.

We recorded an aggregate of $3,201,598 and $2,683,719 in interest expense for the years ended December 31, 2017 and 2016, respectively, related to these transactions. The carrying value of the debt with HealthCor and the New Investors at December 31, 2017 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 12 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc. (“PDL”), as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the “Tranche One Loan’). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full. Outstanding borrowings under the Tranche One Loan bears interest at the rate of 13.5% per annum, payable quarterly in arrears. The PDL Credit Agreement, as modified, includes a minimum cash balance requirement of $2,500,000, which has been recorded as restricted cash on the consolidated balance sheet at December 31, 2017, and should we drop below $2,500,000, it will trigger a default.

F- 29

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 7, 2015, we entered into a First Amendment to the PDL Credit Agreement (the “First Amendment”). The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the PDL Credit Agreement, as amended.

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a Modification Agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to PDL was recorded as deferred closing costs and all third-party payments were considered an expense and record as such on the accompany consolidated financial statements.

In consideration of the Lender’s entry into the PDL Modification Agreement, we agreed:

●	to concurrently amend and restate the warrant to purchase 4,444,445 shares of the Company’s common stock that we issued to the Lender on June 26, 2015 (the “PDL Warrant”) (amended and restated on October 7, 2015 (the “Amended PDL Warrant”)), reducing the exercise price per share from $0.40 to $0.0273, all other provisions of the Amended PDL Warrant remained unchanged (the “Second Amendment to the PDL Warrant”);

●	to concurrently make a conforming amendment and restatement (the “Amended Registration Rights Agreement”) of the registration rights agreement dated June 26, 2015 pursuant to which the Company had agreed to provide the Lender with certain registration rights with respect to the shares of common stock issuable upon exercise of the Second Amendment to the PDL Warrant;

●	to concurrently provide a written consent and acknowledgement from each holder of the notes issued pursuant to the HealthCor Debt Documents (as defined in the PDL Credit Agreement), in the form of the Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement (the “Intercreditor Amendment”) by and among the Company, the Lender and such noteholders (i) confirming, on the terms set forth therein, that any lien of such noteholders would be automatically released in the event of a sale of the Company’s hospital assets, (ii) reaffirming such noteholders’ obligations under the Subordination and Intercreditor Agreement dated as of June 26, 2015 and (iii) consenting to certain potential issuances of the Company’s capital stock and cash payments to the Lender pursuant to the PDL Modification Agreement;

F- 30

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	that we will obtain (i) at least $2,250,000 (reduced to $2,050,000 on February 23, 2018 pursuant to the terms of the Second Amendment to the PDL Credit Agreement, wherein the PDL Modification Agreement was amended and restated) in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt (each such term as defined in the Credit Agreement) on or prior to February 23, 2018 (we are in compliance with this covenant as of the date of this filing) and (ii) an additional $3,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 31, 2018 (resulting in aggregate net cash proceeds of at least $5,250,000); provided that any Debt will be subordinated to the Loans (as defined in the PDL Credit Agreement) under the PDL Credit Agreement;

●	that in the event of any sale or transfer of assets of the Company other than a sale of all or substantially all of the assets of Company, all of the net proceeds of such sale or transfer will be first applied to repay all amounts owed under the PDL Credit Agreement;

●	that in the event that the Company separates or transfers its senior care business, including but not limited to a sale to, or merger with, a third party of the senior care business or otherwise establishes a senior care business, or in the event that the Company disposes of substantially all business divisions other than the senior care business such that the Company’s remaining assets consist substantially of the Company’s senior care business, the Lender will be issued 7.5% of the equity in such senior care business on a fully diluted basis (the “Equity Grant”), which Equity Grant will be in addition to any interests represented by warrants held by the Lender; provided, however, that in the event of a sale of the senior care business to an unrelated third party, the Lender will be paid 7.5% of the equity value of such business in cash or in the same equity securities received by the Company or its equity holders from the purchaser of the senior care business;

●	that if all amounts owed to the Lender under the PDL Credit Agreement have been paid in full on or prior to December 31, 2018 (even if the Equity Grant has occurred first), then the Equity Grant (or, as the case may be, a payment in cash or equity received from a purchaser) will have a value, or will be equitably adjusted to have a value, that is equal to the lesser of 7.5% of the equity in the senior care business or $5,000,000;

●	that in the event of any sale of all or substantially all of the assets of the Company and its subsidiaries at a time when amounts under the PDL Credit Agreement remain outstanding, then (i) the net proceeds of such sale or transfer will be applied to repay all amounts owed under the PDL Credit Agreement and (ii) the Lender will be paid $5,000,000 in cash from the proceeds of such sale or transfer; provided, however, that no such payment will be made if the Lender has previously received a cash payment or equity from a purchaser in respect of the Equity Grant; and, provided, further, that the Equity Grant will be automatically terminated if such a $5,000,000 cash payment is made;

●	that we will reduce our operating expenses compared to those incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period we are in compliance with this covenant as of the date of this filing; and

F- 31

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	to grant the Lender observation rights with respect to meetings of the board of directors of the Company and to have the Chief Executive Officer of the Company and a specified member of the board of directors participate in monthly calls with the Lender to discuss updates with respect to the Company’s business.

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, 2017 and December 31, 2017) were made timely. Pursuant to the terms of the Forbearance Term Sheet, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018 and September 31, 2018 have been delayed to be included in the payment due on December 31, 2018. Quarterly payments under the PDL Credit Agreement subsequent to the PDL Modification Agreement will be due as detailed in the PDL Credit Agreement. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

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

In addition, contemporaneously with the execution of the PDL Credit Agreement the Company and the Lender executed (i) a Registration Rights Agreement (as amended in the PDL Modification Agreement as discussed above) pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant (the “PDL RRA”), (ii) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement.

F- 32

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement. Upon amendment of the PDL Warrant (the “Amended Warrant”), we evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary. The Second Amendment to the PDL Warrant resulted in an increase in fair value of $44,445, which was recorded as financing costs in the accompanying consolidated financial statements. For both years ended December 31, 2017 and 2016, $179,688 was amortized to interest expense. The PDL Warrant has not been exercised. We also incurred certain financing costs related to the PDL Credit Agreement totaling $805,917 in the accompanying consolidated financial statements. These costs have been recorded as deferred financing costs and are being amortized to interest expense over the term of the PDL Credit Agreement. For both years ended December 31, 2017 and 2016, $111,396 was amortized to interest expense.

NOTE 13 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s) ”).

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the modification agreement with PDL and PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, with the final payment due on December 31, 2019 a balloon payment of $513,786 representing the remaining principal balance plus all accrued and unpaid interest.

F- 33

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction will be recorded as non-cash costs included in general and administration expense in the condensed consolidated financial statements for the 1st Quarter of 2018.

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

Concurrent with the execution, and pursuant to the terms, of the Settlement Agreement, as discussed in NOTE 13, all assets and liabilities of the Project LLCs were transferred to our wholly owned subsidiary, CareView Communications, Inc., effective January 1, 2017. On June 12, 2017, we filed Form 510- Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

The total consolidated VIE assets and liabilities reflected on our consolidated balance sheets at December 31, 2017 and 2016 are as follows:

	2017	2016
Assets
Cash	$—	$1,270
Receivables	—	2,579
Total current assets	—	3,849
Property, net	—	22,555
Total assets	$—	$26,404

Liabilities
Accounts payable	$—	$141,782
Notes payable	—	439,173
Mandatorily redeemable interest	—	439,173
Accrued interest	—	328,978
Other current liabilities	—	8,747
Total liabilities	$—	$1,357,853

F- 34

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of the consolidated VIEs reflected on our consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenue, net	$—	$28,388
Network operations expense	—	16,655
General and administrative expense (recovery)	—	(19,466)
Depreciation	—	48,794
Total operating costs	—	45,983
Operating loss	—	(17,595)
Other expense	—	(88,529)
Loss before taxes	—	(106,124)
Provision for taxes	—	—
Net loss	—	(106,124)
Net loss attributable to noncontrolling interest	—	(53,062)
Net loss attributable to CareView Communications, Inc.	$—	$(65,082)

NOTE 15 – SUBSEQUENT EVENTS

PDL Modification Agreement and Amendment to PDL Credit Agreement

On February 2, 2018, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Modification Agreement (the “PDL Modification Agreement”), with respect to the PDL Credit Agreement which reiterated the terms included in a Binding Forbearance Term Sheet dated December 28, 2017 also entered into by the Company and PDL Investment. The purpose of the PDL Modification Agreement is to amend the PDL Credit Agreement to prevent any Event of Default from occurring. See NOTES 12 and 13 for further details.

On February 23, 2018, the Company and PDL Investment entered into the Second Amendment to the PDL Credit Agreement, wherein the PDL Modification Agreement was amended and restated to allow for the reduction of certain funding requirements from $2,250,000 to $2,050,000, which funding was completed on February 23, 2018.

Eighth Amendment to HealthCor Purchase Agreement

On February 23, 2018, the Company, HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”), an entity, and certain officers and directors of the Company (collectively, but not including HealthCor, the “2018 Investors”) entered into the Eighth Amendment to the HealthCor Purchase Agreement wherein we agreed to sell and issue (i) additional notes in the aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) and (ii) additional Warrants for an aggregate of 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) to the 2018 Investors.

F- 35