Form 10-Q
period 2018-03-31
CareView Communications Inc
filed 2018-05-15
CIK 1377149

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 15, 2018 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,739,057	$2,066,392
Accounts receivable	1,288,300	1,210,968
Other current assets	1,609,204	585,622
Total current assets	4,636,561	3,862,982

Property and equipment, net	3,014,504	3,321,541

Other Assets:
Restricted cash	2,500,000	2,500,000
Intangible assets, net	702,331	665,918
Other assets, net	1,663,889	1,767,909
Total other assets	4,866,220	4,933,827
Total assets	$12,517,285	$12,118,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$730,206	$365,300
Notes payable, current portion	10,250,000	8,533,334
Other current liabilities	708,404	750,056
Total current liabilities	11,688,610	9,648,690

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $17,322,380 and $18,161,723, respectively	57,180,255	52,397,089
Loan payable	10,000,000	11,666,666
Note payable	413,786	513,786
Accrued interest	52,512	43,583
Total long-term liabilities	67,646,553	64,621,124
Total liabilities	79,335,163	74,269,814

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,752,543	83,617,896
Accumulated deficit	(150,709,802)	(145,908,741)
Total stockholders’ deficit	(66,817,878)	(62,151,464)
Total liabilities and stockholders’ deficit	$12,517,285	$12,118,350

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues, net	$1,582,514	$1,497,693

Operating expenses:
Network operations	985,223	1,153,448
General and administration	891,511	1,083,022
Sales and marketing	155,922	193,722
Research and development	324,098	410,229
Depreciation and amortization	404,422	453,682
Total operating expense	2,761,176	3,294,103

Operating loss	(1,178,662)	(1,796,410)

Other income and (expense):
Interest expense	(3,635,067)	(3,220,762)
Interest income	1,067	3,014
Other income	11,601	6,112
Total other income (expense)	(3,622,399)	(3,211,636)

Loss before taxes	(4,801,061)	(5,008,046)

Provision for income taxes	—	—

Net loss	$(4,801,061)	$(5,008,046)

Net loss per share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(4,801,061)	$(5,008,046)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	392,818	443,246
Amortization of debt discount and debt costs	871,127	753,468
Amortization of deferred installation costs	42,801	76,634
Amortization of deferred debt issuance and debt financing costs	75,240	72,771
Amortization of intangible assets	11,604	10,436
Interest incurred and paid in kind	1,893,823	1,701,961
Stock based compensation related to options granted	89,048	120,376
Stock based costs related to warrants issued	13,814	11,512
Loss on disposal of assets	6,725	—
Changes in operating assets and liabilities:
Accounts receivable	(77,332)	(64,294)
Other current assets	(1,023,582)	(240,785)
Other assets	4,098	4,098
Accounts payable	364,906	141,427
Accrued expenses and other current liabilities	(32,723)	65,845
Net cash flows used in operating activities	(2,168,694)	(1,911,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92,506)	(99,264)
Payment for deferred installation costs	(18,119)	(36,423)
Patent, trademark and other intangible asset costs	(48,016)	(13,888)
Net cash flows used in investing activities	(158,641)	(149,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	2,050,000	—
Repayment of notes payable	(50,000)	(200,000)
Net cash flows provided by financing activities	2,000,000	(200,000)

Decrease in cash	(327,335)	(2,260,926)
Cash, cash equivalents and restricted cash, beginning of period	4,566,392	13,338,258
Cash, cash equivalents and restricted cash, end of period	$4,239,057	$11,077,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$675,000	$676,000

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$31,784	$63,586

Revaluation of warrants for modification of loan	$13,814	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed  with the SEC on March 30, 2018.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606 (“606”) on January 1, 2018 using the full retrospective transition method for recognizing revenue. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services to our customers and will provide financial statement readers with enhanced disclosures. Under ASC 606, there were no differences in the timing of our revenue recognition as compared to the requirements under ASC 605. We have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date and therefore we recognize revenue upon invoicing as further discussed below. Further, for those customers for which we are required to collect sales taxes, we record such sales taxes on a net basis which has no effect on the amount of revenue or expenses recognized as the sales taxes are a flow through to the taxing authority.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

We offer CareView’s services through a subscription-based contract with each healthcare facility for a standard term of three to five years and have determined we have one performance obligation for our services. We begin to bill monthly subscription fees to the healthcare facility upon official acceptance of the CareView System by the healthcare facility which is when the service initiated. When services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue over time based on the service completed to date as the amount invoiced each month. The contract requires the healthcare facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the healthcare facility requires additional services, the contract is amended accordingly. The Company evaluated the disaggregation criteria of ASC 606 and determine that based on the nature, amount, timing and uncertainty of our service revenues, there were no material differences that merited further disaggregation as compared to the total revenue as reported in the accompanying consolidated statements of operations.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the three months ended March 31, 2018.

Balance, December 31, 2017	$215,548
Additions	18,119
Transfer to revenue	(42,801)
Balance, March 31, 2018	$190,866

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the three months ended March 31, 2018.

Balance, December 31, 2017	$17,430
Additions	87,062
Transfer to revenue	(37,409)
Balance, March 31, 2018	$67,083

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, except in the case of PIA Contracts as detailed above, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional and are reported accordingly on our consolidated financial statements.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 174,000,000 and 124,000,000 at March 31, 2018 and 2017, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15").  ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows.  ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Aside from the change noted in Revenue Recognition above, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2017. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2018 was approximately $1,739,000. At March 31, 2018, we also had $2,500,000 included in restricted cash in other assets on the condensed consolidated balance sheet.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 10 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 15, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

Warrant Activity during the Three Months Ended March 31, 2018

On February 23, 2018, we issued an aggregate of 487,500 ten-year Warrants (with a fair value of $10,237) at an exercise price of $0.05 per share to certain directors and officers and 25,000 ten-year Warrants (with a fair value of $525) at an exercise price of $0.05 per share to an entity.

On March 31, 2018, 2,500,000 Warrants issued in connection with a private placement completed in April 2013 expired and the fair value of $11,157 was written off and recorded as expense on the accompanying condensed consolidated financial statements.

Warrant Activity during the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, no Warrants were issued and none were exercised or expired.

On March 31, 2017 we had recorded a warrant liability of $629 in our condensed consolidated financial statements related to warrants issued in connection with a private placement completed in April 2013.

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2018, no options to purchase our Common Stock (the “Option(s)”) were granted. During the same three-month period, 597,998 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2017	22,660,459	$0.27	8.1	$—
Canceled	(597,998)
Balance at March 31, 2018	22,062,461	$0.27	7.9	$—
Vested and Exercisable at March 31, 2018	11,442,165	$0.43	6.5	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Risk-free interest rate	—%	1.17-2.15%
Volatility	—%	78.40-89.93%
Expected life in years	6	6
Dividend yield	0.00%	0.00%

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

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2018 and 2017 ($89,048 and $120,376, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2018, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $451,000, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid equipment	$1,342,390	$465,847
Prepaid expenses	248,710	98,659
Other current assets	18,104	21,119
TOTAL OTHER CURRENT ASSETS	$1,609,204	$585,622

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Network equipment	$13,641,064	$13,610,280
Office equipment	291,003	291,003
Vehicles	217,004	217,004
Test equipment	175,148	177,386
Furniture	90,827	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	14,429,691	14,401,145
Less: accumulated depreciation	(11,415,188)	(11,079,604)
TOTAL PROPERTY AND EQUIPMENT	$3,014,504	$3,321,541

Depreciation expense for the three months ended March 31, 2018 and 2017 was $392,818 and $443,246, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$849,909	$157,539	$692,370
Other intangible assets	63,509	53,548	9,961
TOTAL INTANGIBLE ASSETS	$913,418	$211,087	$702,331

	December 31, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$806,279	$146,246	$660,033
Other intangible assets	59,122	53,237	5,885
TOTAL INTANGIBLE ASSETS	$865,401	$199,483	$665,918

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2018
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,302,223	$498,607	$803,616
Prepaid financing costs	805,918	324,712	481,206
Deferred installation costs	1,766,937	1,576,071	190,866
Prepaid license fee	249,999	107,922	142,077
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,171,201	$2,507,312	$1,663,889

Other assets consist of the following:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$451,216	$806,562
Deferred financing costs	850,363	296,863	533,500
Deferred installation costs	1,748,818	1,533,270	215,548
Prepaid license fee	249,999	103,824	146,175
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,153,082	$2,385,173	$1,767,909

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Allowance for system removal	$218,250	$176,750
Accrued insurance	133,935	—
Accrued rent expense	101,008	120,433
Other accrued liabilities	67,922	58,623
Deferred revenue	67,083	17,430
Accrued paid time off	60,038	112,577
Accrued taxes	60,168	127,225
Accrued professional services	—	137,018
TOTAL OTHER CURRENT LIABILITIES	$708,404	$750,056

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of the losses recorded during the three months ended March 31, 2018 and the additional losses expected for the remainder of 2018 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2018, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Net operating losses generated from January 1, 2018 are limited to offset 80% of current income, with the remainder of the net operating loss continuing to carry forward indefinitely. Net operating losses incurred before January 1, 2018 are not subject to the 80% limitations and will begin to expire in 2029. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be limitations in tax deductions on interest expense. Under the Act, interest deductions disallowed from current income will carryforward indefinitely. The Act did not impact management’s valuation allowance position.

NOTE 9 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc. (“PDL”), as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the “Tranche One Loan’). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full. Outstanding borrowings under the Tranche One Loan bears interest at the rate of 13.5% per annum, payable quarterly in arrears. The PDL Credit Agreement, as modified, includes a minimum cash balance requirement of $2,500,000, which has been recorded as restricted cash on the condensed consolidated balance sheet at March 31, 2018, and should we drop below $2,500,000, it will trigger a default.  On June 26, 2005, we issued Warrants to PDL for the purchase of an aggregate of 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share (the "PDL Warrant").

On October 7, 2015, we entered into a First Amendment to the PDL Credit Agreement (the “First Amendment”). The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the PDL Credit Agreement, as amended. On October 7, 2015, we also amended and restated the PDL Warrant changing the exercise price from $0.45 to $0.40 per share (the “Amended PDL Warrant”).  We evaluated whether there was an increase in fair value which would require recognition of additional costs.  No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a Modification Agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to PDL was recorded as deferred closing costs and all third-party payments were considered an expense and record as such on the accompanying condensed consolidated financial statements. Details of the PDL Modification Agreement are included in our Form 10-K filed with the SEC on March 30, 2018.

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, 2017 and December 31, 2017) were made timely. Pursuant to the terms of the PDL Modification Agreement, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018 and September 30, 2018 have been delayed and are included in the payment due on December 31, 2018. Quarterly payments under the PDL Credit Agreement subsequent to the PDL Modification Agreement will be due as detailed in the PDL Credit Agreement. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

The obligations under the PDL Credit Agreement, as modified, are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor and the 2015 and 2018 Investors (as defined in NOTE 10) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor and the 2015 and 2018 Investors.

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period.  We are in compliance with this covenant as of the date of this filing.  The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

In addition, contemporaneously with the execution of the PDL Credit Agreement, as modified, the Company and the Lender executed (i) a Registration Rights Agreement (as amended in the PDL Modification Agreement as discussed above) pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant, (ii) a Guarantee and Collateral Agreement pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement, as modified, and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement, as modified,

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement.  In December 2017, in connection with the PDL Modification Agreement, the Amended PDL Warrant was again amended (the "Second Amendment to the PDL Warrant") resulting in an increase in fair value of $44,445, which was recorded as additional deferred financing costs in the accompanying condensed consolidated financial statements. For the three-month periods ended March 31, 2018 and 2017, $47,391 and $44,922, respectively, was amortized to interest expense. As of March 31, 2018, the Amended PDL Warrant has not been exercised. We also incurred certain closing costs related to the PDL Credit Agreement totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred closing costs and are being amortized to interest expense over the term of the PDL Credit Agreement. For both three month-periods ended March 31, 2018 and 2017, $27,849 was amortized to interest expense.

NOTE 10 – AGREEMENT WITH HEALTHCOR

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

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through March 31, 2018 interest has been added to the outstanding principal balance.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of March 31, 2018, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 36,000,000.

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. For the period from January 31, 2017 through March 31, 2018 interest has been added to the outstanding principal balance. As of March 31, 2018, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes”). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2018, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 21,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2018, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 14,000,000 to the 2015 Investors.

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

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the PDL Credit Agreement (as detailed in NOTE 9); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and PDL; (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement and to increase certain event of default acceleration and payment thresholds. ). As pertains to (iii) and (iv) above , pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2018, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2018 Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of March 31, 2018, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 42,000,000 to the 2018 Investors.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $849,827 and $733,240 in interest for the three months ended March 31, 2018 and 2017, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. During the three months ended March 31, 2018 and 2017, we recorded a BCF of $31,784 and $63,585, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $6,849, and $5,776 in interest for the three months ended March 31, 2018 and 2017, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at March 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 in interest for both three month-periods ended March 31, 2018 and 2017.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Eighth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Eighth Amendment Warrants was $10,707 and was recorded as interest expense with the credit to additional paid in capital. The carrying value of the Eighth Amendment Notes at March 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 11 – JOINT VENTURE AGREEMENT

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we were to make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent quarter through September 30, 2019 with the final payment of $13,786, representing the remaining principal balance plus all accrued and unpaid interest, due on December 31, 2019. On February 2, 2018, pursuant to the terms of PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, which ends December 31, 2018, at which time the payments will revert back to $100,000 per quarter starting March 31, 2019 through September 30, 2019 with the final payment of $307,538, representing the remaining principal balance plus all accrued and unpaid interest, due on December 31, 2019. Our evaluation of the February 2, 2018 modification of the Rockwell Note concluded that the modification resulted in a troubled debt restructuring under the accounting guidance as we are experiencing financial difficulties and it was deemed a concession was granted by Rockwell.  However, as the future payments to be received subsequent to the modification were greater than the carrying value at the time of the modification, no gain was required to be recognized on the restructuring.  We will amortize the restructured note using the effective interest method which is not expected to be materially different as the effective rate on the restructured debt was not materially lower than before the modification.  We were not in default of any conditions under the Settlement Agreement as of March 31, 2018.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, which was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2017. The reported results will not necessarily reflect future results of operations or financial condition.

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

Hospital Corporation of America

West Florida Division

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America (“HCA”), the nation’s leading provider of healthcare services. The West Florida Division has approximately 2,600 beds. The three-year divisional Master Agreement follows the successful P&S Pilot Agreement with HCA’s Blake Medical Center. Currently, we are billing 418 units monthly.

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

Parkland

In June 2015 we signed a P&S Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System and are currently billing 425 units.

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

Baptist Health South Florida

Baptist Health South Florida (“BHSF”) is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. After a successful pilot BHSF has decided to move forward with a Master Agreement, which was finalized in July 2017. As of March 31, 2018, we are billing for 2013 units. We received a contract for 314 additional units in October 2017. CareView is in discussions with two additional BHSF facilities.

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

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System (“CAVHS”). The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 103 units installed and billable. Central Arkansas Memorial Veterans Hospital is in process of adding approximately 125 beds including 40 in their Community Living Center, a VA Nursing Home.

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

Atlantic Health System

On January 24, 2017 the Company executed a Purchase Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. In March 2018 AHS notified us of their intent to extend their use of the CareView System to the full 36-month term and contracted to add 41 units to Morristown Medical Center. Discussions have begun with other AHS facilities regarding further expansion. AHS consists of 5 hospitals and approximately 893 staffed beds.

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

LifePoint

On September 29, 2017 the Company executed a P&S Pilot Agreement with Jackson Purchase Medical Center located in Mayfield, Kentucky. This is our first agreement in the LifePoint Health System (‘LifePoint”). We began billing for 42 units in January 2018 The Company finalizing a P&S Agreement with LifePoint in April 2018.

Kootenai Health

On October 3, 2017, the Company executed a P&S Pilot Agreement with Kootenai Health (“Kootenai”) located in Coeur d’ Alene, Idaho. The agreement calls for the installation of 48 units. Kootenai provides a comprehensive range of medical services to patients in north Idaho, eastern Washington, Montana and the Inland Northwest at several facility locations. We began billing Kootenai in February 2018. Following positive results, we anticipate future growth in the Kootenai system.

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

Texas Health Resources

On December 13, 2017, we executed a Master Agreement with Texas Health Resources (“THR”) and a 6-month P&S Pilot Agreement with Texas Health Presbyterian Hospital Dallas for 53 units. Following positive results, we anticipate future growth in the THR system which consists of 14 hospitals and 2,853 staffed beds. We began billing THR 15 units in March 2018.

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

Strategic Expansion With New Sensor Product

In the 2nd quarter of 2018, the Company anticipates introducing a new sensor product that will have application in both the residential assisted living center market and the home health market. The Company has developed a sensor product, called CareView Connect TM – Quality of Life System that leverages both passive active sensors to track the activities of daily life of its subscribers.

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

Events Occurring During First Quarter 2018

PDL Modification Agreement and Amendment to PDL Credit Agreement

On February 2, 2018, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Modification Agreement (the “PDL Modification Agreement”), with respect to the PDL Credit Agreement which reiterated the terms included in a Binding Forbearance Term Sheet dated December 28, 2017 also entered into by the Company and PDL Investment. The purpose of the PDL Modification Agreement is to amend the PDL Credit Agreement to prevent any Event of Default from occurring. See NOTES 9 and 10 of the accompanying condensed consolidated financial statements for further details.

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

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of April 30, 2018. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
128	10,317	8,069	162,736	65,441	74,154

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three months ended March 31,
	2018	2017	Change
	(000’s)
Revenue	$1,583	$1,498	$85
Operating expenses	2,762	3,294	532
Operating loss	(1,179)	(1,796)	617
Other, net	(3,622)	(3,212)	(410)
Net loss	$(4,801)	$(5,008)	$207

Revenue

Revenue increased approximately $85,000 for the three months ended March 31, 2018 as compared to the same period in 2017. This increase is a direct result of hospitals with billable units improving from 97 on March 31, 2017 to 105 on March 31, 2018. Of the 105 hospitals with billable units on March 31, 2018, four hospital groups accounted for 48% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 7,951 (7,425 and 526, respectively) on March 31, 2018 as compared to 8,001 (7,485 and 516, respectively) on March 31, 2017.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2018	2017
Human resource costs, including non-cash compensation	53%	49%
Professional and consulting costs	10%	10%
Depreciation and amortization	15%	14%
Oher product deployment costs	7%	6%
Travel and entertainment expense	6%	11%
Other expenses	9%	10%

Operating expenses decreased by 16% as a result of the following items:

(000’s)
Travel and entertainment expense	$(178)
Human resource costs, including benefits	(144)
Other expenses	(97)
Depreciation and amortization	(49)
Professional and consulting costs	(48)
Other product deployment costs, excluding human resources and travel and entertainment expense	(16)
$(532)

Travel and entertainment expense decreased approximately $178,000 as a result of a reduction in product installations during the three-month period ended March 31, 2018 compared to the same period in 2017. Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count during the three months ended March 31, 2018 compared to the same period in 2017. While we had 68 employees at March 31, 2018 as compared to 81 for the comparable date for the prior year, on average we employed 71 employees over the course of current period as compared to 78 for the comparable prior year period. For the comparable periods, other expenses decreased approximately $97,000, primarily a result of the reversal of prior periods reserve for sales tax (approximately $59,000) and the write-off of unrecoverable deployed equipment (approximately $26,000). Professional and consulting fees decreased approximately $48,000, primarily as a result of decreased legal and consulting fees.

Other, net

Other non-operating income and expense increased by $410,000, or 13%, for the three months ended March 31, 2018 in comparison to the same period in 2017, primarily a result of an increase in interest expense related to the lender funding transactions.

Net Loss

As a result of the factors above, our first quarter 2018 net loss of $4,801,000 decreased $207,000, or 4%, as compared to the $5,008,000 net loss for the first quarter of 2017.

Liquidity and Capital Resources

Our cash position at March 31, 2018 was approximately $1,739,000. We also have $2,500,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 10 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a Modification Agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to PDL was recorded as deferred closing costs and all third-party payments were considered an expense and record as such on the accompanying condensed consolidated financial statements. Details of the PDL Modification Agreement are included in our Form 10-K filed with the SEC on March 30, 2018.

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, 2017 and December 31, 2017) were made timely. Pursuant to the terms of the PDL Modification Agreement, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018 and September 30, 2018 have been delayed and are included in the payment due on December 31, 2018. Quarterly payments under the PDL Credit Agreement subsequent to the PDL Modification Agreement will be due as detailed in the PDL Credit Agreement. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 15, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2018.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 30, 2018 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2018.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15").  ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows.  ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

Aside from the change noted in Revenue Recognition as summarized in NOTE 1 of the accompanying financial statements, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2017.  We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including Steve G. Johnson, our Chief Executive Officer (“CEO”) and principal executive officer, and Jason T. Thompson, our principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	5/15/18	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	5/15/18	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	5/15/18	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	5/15/18	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   May 15, 2018

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer

