Form 10-Q
period 2018-06-30
CareView Communications Inc
filed 2018-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2018 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$231,329	$2,066,392
Accounts receivable	1,169,880	1,210,968
Other current assets	1,474,260	585,622
Total current assets	2,875,469	3,862,982

Property and equipment, net	3,053,613	3,321,541

Other Assets:
Restricted cash	2,500,000	2,500,000
Intangible assets, net	709,511	665,918
Other assets, net	1,563,910	1,767,909
Total other assets	4,773,421	4,933,827
Total assets	$10,702,503	$12,118,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$555,962	$365,300
Notes payable, current portion	11,966,667	8,533,334
Other current liabilities	717,868	750,056
Total current liabilities	13,240,497	9,648,690

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $16,463,985 and $18,161,723, respectively	60,021,673	52,397,089
Loan payable	8,333,333	11,666,666
Note payable	313,786	513,786
Accrued interest	60,817	43,583
Total long-term liabilities	68,729,609	64,621,124
Total liabilities	81,970,106	74,269,814

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	83,843,969	83,617,896
Accumulated deficit	(155,250,953)	(145,908,741)
Total stockholders’ deficit	(71,267,603)	(62,151,464)
Total liabilities and stockholders’ deficit	$10,702,503	$12,118,350

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues, net	$1,508,611	$1,602,957	$3,091,125	$3,100,650

Operating expenses:
Network operations	866,892	1,124,810	1,852,115	2,278,258
General and administration	807,910	1,043,336	1,699,421	2,126,358
Sales and marketing	73,894	164,099	229,816	357,821
Research and development	357,482	377,633	681,580	787,862
Depreciation and amortization	311,153	465,358	715,575	919,040
Total operating expense	2,417,331	3,175,236	5,178,507	6,469,339

Operating loss	(908,720)	(1,572,279)	(2,087,382)	(3,368,689)

Other income and (expense)
Interest expense	(3,633,729)	(3,284,743)	(7,268,796)	(6,505,505)
Interest income	864	2,511	1,931	5,525
Other income	434	9,643	12,035	15,755
Total other income (expense)	(3,632,431)	(3,272,589)	(7,254,830)	(6,484,225)

Loss before taxes	(4,541,151)	(4,844,868)	(9,342,212)	(9,852,914)

Provision for income taxes	—	—	—	—

Net loss	$(4,541,151)	$(4,844,868)	$(9,342,212)	$(9,852,914)

Net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,342,212)	$(9,852,914)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	692,068	897,298
Amortization of debt discount and debt costs	1,762,298	1,550,680
Amortization of deferred installation costs	82,405	155,017
Amortization of deferred debt issuance and debt financing costs	150,480	145,542
Amortization of intangible assets	23,507	21,742
Interest incurred and paid in kind	3,876,846	3,428,024
Stock based compensation related to options granted	147,700	215,853
Stock based costs related to warrants issued	13,814	11,512
Loss on disposal of assets	6,725	1,717
Changes in operating assets and liabilities:
Accounts receivable	41,088	36,129
Other current assets	(888,638)	(143,992)
Other assets	8,197	8,196
Accounts payable	190,662	142,158
Other current liabilities	(14,954)	265,585
Net cash flows used in operating activities	(3,250,014)	(3,117,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(430,865)	(663,794)
Payment for deferred installation costs	(37,084)	(88,095)
Patent, trademark and other intangible asset costs	(67,100)	(38,376)
Net cash flows used in investing activities	(535,049)	(790,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	2,050,000	—
Repayment of notes payable	(100,000)	(300,000)
Net cash flows provided by (used in) financing activities	1,950,000	(300,000)

Decrease in cash	(1,835,063)	(4,207,718)
Cash, cash equivalents and restricted cash, beginning of period	4,566,392	10,088,258
Cash, cash equivalents and restricted cash, end of period	$2,731,329	$5,880,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,350,000	$1,351,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$64,561	$92,567

Revaluation of warrants for modification of loan	$13,814	$—

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

We offer CareView’s services through a subscription-based contract with each healthcare facility for a standard term of three to five years and have determined we have one performance obligation for our services. We begin to bill monthly subscription fees to the healthcare facility upon official acceptance of the CareView System by the healthcare facility which is when the service is initiated. When services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue over time based on the service completed to date as the amount invoiced each month. The contract requires the healthcare facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the healthcare facility requires additional services, the contract is amended accordingly. The Company evaluated the disaggregation criteria of ASC 606 and determine that based on the nature, amount, timing and uncertainty of our service revenues, there were no material differences that merited further disaggregation as compared to the total revenue as reported in the accompanying consolidated statements of operations.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the six months ended June 30, 2018.

Balance, December 31, 2017	$215,548
Additions	37,083
Transfer to expense	(82,405)
Balance, June 30, 2018	$170,226

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the six months ended June 30, 2018.

Balance, December 31, 2017	$17,430
Additions	87,061
Transfer to revenue	(69,529)
Balance, June 30, 2018	$34,962

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 177,000,000 and 126,000,000 at June 30, 2018 and 2017, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2018 was approximately $231,000. At June 30, 2018, we also had $2,500,000 included in restricted cash in other assets on the condensed consolidated balance sheet. On July 13, through the issuance of convertible secured promissory notes, we raise an aggregate of $1,000,000 (see NOTE 12 for further details).

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance $2,000,000 (see NOTE 10 for further details), and we are in compliance with the minimum cash balance as of the date of this filing.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Warrant Activity during the Six Months Ended June 30, 2018

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to Purchase Common Stock of the Company

On June 29, 2018, the Company’s Board of Directors amended our 2016 Stock Option Plan (the “2016 Plan”) to limit in certain circumstances the number of shares of Common Stock that would otherwise be available for issuance under the 2016 Plan, in order to ensure the availability of a sufficient number of authorized and unissued shares of Common Stock to meet all of the Company’s obligations. The number of additional shares of Common Stock that may be issued pursuant to the 2016 Plan from and after June 29, 2018 shall be the lesser of (i) such number of shares of Common Stock previously reserved for issuance under the 2016 Plan and not subject to awards outstanding (or previously exercised or vested) under the 2016 Plan as of any such date, or (ii) such number of authorized and unissued shares of Common Stock not otherwise reserved by the Company for issuance as of any such date pursuant to (a) all awards outstanding under any Company stock or option plan (including, for the avoidance of doubt, under the 2016 Plan), (b) full conversion of all outstanding notes, (c) full exercise of all outstanding warrants or (d) any other outstanding instrument or contractual commitment of the Company.

During the six months ended June 30, 2018, no options to purchase our Common Stock (the ’’Option(s)’’) were granted. During the same six-month period, 567,334 Options expired and 146,664 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2017	22,660,459	$0.27	8.1	$—
Expired	(567,334)
Canceled	(146,664)
Balance at June 30, 2018	21,946,461	$0.27	7.6	$—
Vested and Exercisable at June 30, 2018	11,409,497	$0.43	6.3	$—

The valuation methodology used to determine the fair value of the Options issued was the Black-Scholes Model.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	—%	1.17-2.15%
Volatility	—%	78.40-89.93%
Expected life in years	—	6
Dividend yield	0.00%	0.00%

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2018 and 2017 ($147,697 and $215,853, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2018, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $388,000, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Prepaid equipment	$1,227,466	$465,847
Prepaid expenses	232,323	98,656
Other current assets	14,471	21,119
TOTAL OTHER CURRENT ASSETS	$1,474,260	$585,622

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Network equipment	$13,977,074	$13,610,280
Office equipment	292,897	291,003
Vehicles	217,004	217,004
Test equipment	175,603	177,386
Furniture	90,827	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	14,768,050	14,401,145
Less: accumulated depreciation	(11,714,437)	(11,079,604)
TOTAL PROPERTY AND EQUIPMENT	$3,053,613	$3,321,541

Depreciation expense for the six months ended June 30, 2018 and 2017 was $634,833 and $897,298, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$868,992	$168,263	$700,729
Other intangible assets	63,509	54,727	8,782
TOTAL INTANGIBLE ASSETS	$932,501	$222,990	$709,511

	December 31, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$806,279	$146,246	$660,033
Other intangible assets	59,122	53,237	5,885
TOTAL INTANGIBLE ASSETS	$865,401	$199,483	$665,918

Other assets consist of the following:

	June 30, 2018
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,302,223	$545,998	$756,225
Prepaid financing costs	805,918	352,561	453,357
Deferred installation costs	1,785,901	1,615,675	170,226
Prepaid license fee	249,999	112,021	137,978
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,190,165	$2,626,255	$1,563,910

	December 31, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$451,216	$806,562
Deferred financing costs	850,363	296,863	553,500
Deferred installation costs	1,748,818	1,533,270	215,548
Prepaid license fee	249,999	103,824	146,175
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,153,082	$2,385,173	$1,767,909

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Allowance for system removal	$223,600	$176,750
Accrued rent expense	104,308	120,433
Accrued insurance	95,668	—
Accrued paid time off	82,568	112,577
Accrued taxes	63,124	127,225
Deferred revenue	34,962	17,430
Other accrued liabilities	113,638	195,641
TOTAL OTHER CURRENT LIABILITIES	$717,868	$750,056

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of the losses recorded during the six months ended June 30, 2018 and the additional losses expected for the remainder of 2018 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2018, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement, as subsequently amended, with PDL BioPharma, Inc. (“PDL”), as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the “Tranche One Loan’). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full. Outstanding borrowings under the Tranche One Loan bears interest at the rate of 13.5% per annum, payable quarterly in arrears. The PDL Credit Agreement, as modified, includes a minimum cash balance requirement of $2,500,000, which has been recorded as restricted cash on the condensed consolidated balance sheet at March 31, 2018, and should we drop below $2,500,000, it will trigger a default. On June 26, 2015, we issued Warrants to PDL for the purchase of an aggregate of 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share (the “PDL Warrant”)

On October 7, 2015, we entered into an amendment to the PDL Credit Agreement (the “First Amendment”). The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the PDL Credit Agreement, as amended. On October 7, 2015, we also amended and restated the PDL Warrant changing the exercise price from $0.45 to $0.40 per share (the “Amended PDL Warrant”). We evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary.

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a modification agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement, as amended, which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to the Lender was recorded as deferred closing costs and all third-party payments were considered an expense and recorded as such on the accompanying condensed consolidated financial statements. Details of the PDL Modification Agreement are included in our Form 10-K filed with the SEC on March 30, 2018.

On May 31, 2018, the Company and PDL Investment entered into an amendment to the PDL Modification Agreement (the “PDL Modification Agreement Amendment”), pursuant to which the parties agreed to amend the PDL Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2018 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Company could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to June 15, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

On June 14, 2018, the Company and PDL Investment entered into a second amendment to the PDL Modification Agreement (the “Second PDL Modification Agreement Amendment”), pursuant to which the parties agreed to further amend the PDL Modification Agreement, as amended, to provide that the Company could satisfy its obligations under the PDL Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 3, 2018 (rather than June 15, 2018) and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2018, the Company, and PDL Investment entered into a third amendment to the PDL Modification Agreement (the “Third PDL Modification Agreement Amendment”), pursuant to which the parties agreed to further amend the PDL Modification Agreement to provide that the Company could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 (rather than July 3, 2018) and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, 2017 and December 31, 2017) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018 and September 30, 2018 have been delayed and are included in the payment due on December 31, 2018. Quarterly payments under the PDL Credit Agreement, as amended, subsequent to the PDL Modification Agreement, as amended, will be due as detailed in the PDL Credit Agreement, as amended. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

The obligations under the PDL Credit Agreement, as amended, are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor and the 2015 and 2018 Investors (as defined in NOTE 10) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor and the 2015 and 2018 Investors.

The PDL Credit Agreement, as amended, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as amended, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as amended, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period. We are in compliance with this covenant as of the date of this filing. The PDL Credit Agreement, as amended, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

In addition, contemporaneously with the execution of the PDL Credit Agreement, the Company and the Lender executed (i) a Registration Rights Agreement (as amended in the PDL Modification Agreement as discussed above) pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant, (ii) a Guarantee and Collateral Agreement pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement, as amended, and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement, as amended.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement, as amended, are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement, as amended, is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred financing costs in the accompanying condensed consolidated financial statements. For the six-month periods ended June 30, 2018 and 2017, $94,782 and $89,844, respectively, was amortized to interest expense. As of June 30, 2018, the Amended PDL Warrant has not been exercised. We also incurred certain closing costs related to the PDL Credit Agreement, as amended, totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred closing costs and are being amortized to interest expense over the term of the PDL Credit Agreement, as amended. For both six month-periods ended June 30, 2018 and 2017, $55,698 was amortized to interest expense.

NOTE 10 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) (the “HealthCor Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).

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

At any time after April 21, 2011, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2011 HealthCor Notes. As of June 30, 2018, the underlying shares of our Common Stock related to the 2011 HealthCor Notes totaled approximately 37,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. For the period from January 31, 2017 through June 30, 2018 interest has been added to the outstanding principal balance. As of June 30, 2018, the underlying shares of our Common Stock related to the 2012 HealthCor Notes totaled approximately 8,000,000.

On August 20, 2013, we entered into the Third Amendment to the HealthCor Purchase Agreement with HealthCor (the “Third Amendment”) to redefine our minimum cash balance requirements. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, it triggered a default. The Third Amendment allowed for a reduced minimum cash period, as defined in the HealthCor Purchase Agreement, which allowed us to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the HealthCor Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

On January 16, 2014, we entered into the Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2018, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 22,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2014, we entered into the Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Additional Investors” and, collectively with HealthCor Partners Fund, LP, the “2015 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the 2015 Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the 2015 Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2018, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor Partners Fund, LP and 14,000,000 to the 2015 Additional Investors.

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

On June 26, 2015, we (i) entered into the Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the PDL Credit Agreement, as amended (as detailed in NOTE 9); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and PDL; (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement, as amended, and to increase certain event of default acceleration and payment thresholds. As pertains to (iii) and (iv) above , pursuant to the terms of the PDL Credit Agreement, as amended, and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2018, we entered into the Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor and certain investors ( the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The February 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of June 30, 2018, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 43,000,000 to the February 2018 Investors.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,719,400 and $1,509,975 in interest for the six months ended June 30, 2018 and 2017, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. During the six months ended June 30, 2018 and 2017, we recorded a BCF of $64,561 and $92,567, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $13,997, and $11,804 in interest for the six months ended June 30, 2018 and 2017, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at June 30, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $28,901 in interest for both six month-periods ended June 30, 2018 and 2017.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Eighth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Eighth Amendment Warrants was $10,707 and was recorded as interest expense with the credit to additional paid in capital. The carrying value of the Eighth Amendment Notes at June 30, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we were to make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent quarter through September 30, 2019 with the final payment of $13,786, representing the remaining principal balance plus all accrued and unpaid interest, due on December 31, 2019. On February 2, 2018, pursuant to the terms of PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, which ends December 31, 2018, at which time the payments will revert back to $100,000 per quarter starting March 31, 2019 through September 30, 2019 with the final payment of $307,538, representing the remaining principal balance plus all accrued and unpaid interest, due on December 31, 2019. Our evaluation of the February 2, 2018 modification of the Rockwell Note concluded that the modification resulted in a troubled debt restructuring under the accounting guidance as we are experiencing financial difficulties and it was deemed a concession was granted by Rockwell. However, as the future payments to be received subsequent to the modification were greater than the carrying value at the time of the modification, no gain was required to be recognized on the restructuring. We will amortize the restructured note using the effective interest method which is not expected to be materially different as the effective rate on the restructured debt was not materially lower than before the modification. We were not in default of any conditions under the Settlement Agreement as of June 30, 2018.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, which was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the six months ended June 30, 2018.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Ninth Amendment to the HealthCor Purchase Agreement

On July 10, 2018, we entered into the Ninth Amendment to the HealthCor Purchase Agreement (the “Ninth Amendment”) with HealthCor, the 2015 Investors and the February 2018 Investors, pursuant to which the parties agreed to amend the HealthCor Purchase Agreement, the 2011 HealthCor Notes, the 2012 HealthCor Notes, the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes, as applicable, to (i) remove the rights of the holders of the 2011 HealthCor Notes and the 2012 HealthCor Notes to convert such notes to Common Stock after June 30, 2018; (ii) suspend the accrual of interest on the 2011 HealthCor Notes and the 2012 HealthCor Notes for periods after June 30, 2018; (iii) provide for the potential earlier repayment of the 2011 HealthCor Notes and the 2012 HealthCor Notes by the Company, 120 calendar days following a written demand for payment by the holder of such notes; provided, however, that such written demand may not be given prior to the twelve-month anniversary of the date on which the obligations of the Company under the PDL Credit Agreement are repaid in full; (iv) cancel the 2011 HealthCor Warrants; (v) provide for the seniority of the 2011 HealthCor Notes and the 2012 HealthCor Notes in right of payment over notes subsequently issued pursuant to the Purchase Agreement, including the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes; (vi) amend the terms of the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes to reflect the seniority in payment of the 2011 HealthCor Notes and 2012 HealthCor Notes; and (vii) reduce the number of shares of Common Stock that the Company must at all times have authorized and reserved for the purpose of issuance upon conversion of the notes issued pursuant to the HealthCor Purchase Agreement (collectively, the “Notes”) and exercise of the warrants issued pursuant to the HealthCor Purchase Agreement (collectively, the “Warrants”), from at least 120% of the aggregate number of shares of Common Stock then issuable upon full conversion of the Notes and exercise of the Warrants to at least 100% of such aggregate number of shares.

In addition, on July 10, 2018, along with PDL, HealthCor, the 2015 Investors and the February 2018 Investors, we entered into a Second Amendment to the Subordination and Intercreditor Agreement, to amend the Subordination and Intercreditor Agreement dated as of June 26, 2015, as amended to provide that, in the event of a sale of the Company’s hospital assets, after the net proceeds are first applied to repay obligations under the PDL Credit Agreement, as amended, until paid in full, up to the next $5,000,000 of such net proceeds may be retained by the Company for working capital purposes before all remaining net proceeds are then applied to repay the obligations under the Notes in accordance with the priorities set forth in the HealthCor Purchase Agreement and the Notes.

Tenth Amendment to the HealthCor Purchase Agreement

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor and certain investors (all of which are directors of the Company) (the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 and a maturity date of July 12, 2028.

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

Hospital Corporation of America

West Florida Division

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America (“HCA”), the nation’s leading provider of healthcare services. The West Florida Division has approximately 2,600 beds. The three-year divisional Master Agreement follows the successful P&S Pilot Agreement with HCA’s Blake Medical Center. Currently, we are billing 439 units monthly.

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

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System (“CAVHS”). The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 103 units installed and billable. Central Arkansas Memorial Veterans Hospital added 40 beds to the CareView contract in June 2018.

The Eugene J. Towbin Healthcare Center awarded CareView a contract for 85 beds in June 2018. This is the first Community Living Center, a VA Nursing Home, to use CareView, and could lead to adoption by other VA Community Living Centers.

These agreement are pursuant to the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”). The MAS allows us to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. We are hopeful that once installation and training is complete, the other VA hospitals will also want to participate. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

Atlantic Health System

On January 24, 2017 the Company executed a Purchase Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. In March 2018 AHS notified us of their intent to extend their use of the CareView System to the full 36-month term and contracted to add 41 units to Morristown Medical Center. In July 2018 AHS and the Company entered into an agreement to place 40 beds at Newton Medical Center. Discussions have begun with other AHS facilities regarding further expansion. AHS consists of 5 hospitals and approximately 893 staffed beds.

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

LifePoint

On September 29, 2017 the Company executed a P&S Pilot Agreement with Jackson Purchase Medical Center located in Mayfield, Kentucky. This is our first agreement in the LifePoint Health System (‘LifePoint”). We began billing for 42 units in January 2018 and finalized a P&S Agreement with LifePoint in April 2018.

Kootenai Health

On October 3, 2017, the Company executed a three-year P&S Agreement with Kootenai Health (“Kootenai”) located in Coeur d’ Alene, Idaho. The agreement calls for the installation of 48 units. Kootenai provides a comprehensive range of medical services to patients in north Idaho, eastern Washington, Montana and the Inland Northwest at several facility locations. We began billing Kootenai in February 2018. Following positive results, we anticipate future growth in the Kootenai system.

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

Strategic Expansion With New Sensor Product

In the 2nd quarter of 2018, the Company introduced a new sensor product that will have application in both the residential assisted living center market and the home health market. The Company has developed a sensor product, called CareView Connect – Quality of Life SystemTM that leverages both passive and active sensors to track the activities of daily life of its subscribers.  The Company has also developed a communication platform to support telehealth visits and other home health services.

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

Life Care Services, LLC

In June 2018 the Company executed a Pilot Services Agreement with LCS-Westminster, a life plan community in Austin, Texas. Westminster is managed by Life Care Services LLC, the nation’s third largest developer and manager of over 130 senior living communities nationwide.

CHRISTUS St. Joseph Village

In July 2018, the Company executed a Pilot Services Agreement with CHRISTUS St. Joseph Village, a life plan community in Coppell, Texas. St/ Joseph Village is owned by CHRISTUS Health.

Pandion GPO

The Company anticipates executing a Group Purchasing Agreement with Pandion Optimization Alliance a Group Purchasing Organization (GPO) and Supply Chain Management Company (“Pandion”) during the third quarter of 2018. Pandion is an owner of Premier, Inc., one of the nation’s largest GPOs with more than $56 billion in purchasing volume from 2,900 US community hospitals and 100,000+ member organizations.

HealthTrust GPO

The Company anticipates executing an amendment to its HealthTrust GPO Agreement to add CareView Connect to the GPO Agreement during the third quarter of 2018. Thereafter, the Company will be able to begin to market and sell CareView Connect to the approximately 300 LTC facilities who are members of the HealthTrust GPO.

Events Occurring During Second Quarter 2018

None

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of July 31, 2018. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
125	10,280	8,032	154,115	57,508	72,293

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change
	(000’s)
Revenue	$1,509	$1,603	$(94)
Operating expenses	2,418	3,176	758
Operating loss	(909)	(1,573)	664
Other, net	(3,632)	(3,272)	(360)
Net loss	$(4,541)	$(4,845)	$304

Revenue

Revenue decreased approximately $94,000 for the three months ended June 30, 2018 as compared to the same period in 2017. Although hospitals with billable units increased from 102 on June 30, 2017 to 104 on June 30, 2018, revenue decreased as a result of pricing contracts procured through our HealthTrust GPO Agreement Of the 104 hospitals with billable units on June 30, 2018, two hospital groups accounted for 35% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 8,015 (7,497 and 518, respectively) on June 30, 2018 as compared to 8,363 (7,824 and 539, respectively) on June 30, 2017.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2018	2017
Human resource costs, including non-cash compensation	56%	52%
Professional and consulting costs	5%	4%
Depreciation and amortization	13%	15%
Oher product deployment costs	6%	6%
Travel and entertainment expense	6%	8%
Other expenses	14%	15%

Operating expenses decreased by 24% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(294)
Depreciation and amortization	(154)
Other expenses	(132)
Travel and entertainment expense	(109)
Other product deployment costs, excluding human resources and travel and entertainment expense	(69)
$(758)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a significant reduction in head count during the three months ended June 30, 2018 compared to the same period in 2017. We had 62 employees at June 30, 2018 as compared to 88 for the comparable date for the prior year. For the comparable periods, other expenses decreased approximately $132,000, primarily a result of lease drafting error related to common area maintenance expenses incurred during the three-month period in 2017 (approximately $159,000). Travel and entertainment expense decreased approximately $109,000 as a result of a reduction in product installations during the three-month period ended June 30, 2018 compared to the same period in 2017.

Other, net

Other non-operating income and expense increased by $360,000, or 11%, for the three months ended June 30, 2018 in comparison to the same period in 2017, primarily a result of an increase in interest expense related to the lender funding transactions.

Net Loss

As a result of the factors above, our second quarter 2018 net loss of $4,541,000 decreased $304,000, or 6%, as compared to the $4,845,000 net loss for the second quarter of 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change
	(000’s)
Revenue	$3,091	$3,101	$(10)
Operating expenses	5,178	6,470	1,292
Operating loss	(2,087)	(3,369)	1,282
Other, net	(7,255)	(6,484)	(771)
Net loss	$(9,342)	$(9,853)	$511

Revenue

Revenue decreased approximately $10,000 for the six months ended June 30, 2018 as compared to the same period in 2017. As discussed in the three months ending June 30, 2018 presentation above, revenue decreased as a result of pricing contracts procured through our HealthTrust GPO Agreement.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2018	2017
Human resource costs, including non-cash compensation	54%	50%
Professional and consulting costs	8%	7%
Depreciation and amortization	14%	14%
Oher product deployment costs	6%	7%
Travel and entertainment expense	6%	9%
Other expenses	12%	13%

Operating expenses decreased by 20% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(438)
Travel and entertainment expense	(287)
Other expenses	(228)
Depreciation and amortization	(203)
Other product deployment costs, excluding human resources and travel and entertainment expense	(87)
Professional and consulting costs	(49)
$(1,292)

As discussed in the three months ending June 30, 2018 presentation above, the change in human resource costs is related to our decrease in personnel Travel and entertainment expense decreased approximately $287,000 as a result of a reduction in product installations during the six-month period ended June 30, 2018 compared to the same period in 2017. For the comparable period, other expenses decreased approximately $228,000, primarily a result of the lease drafting error (As discussed in the three months ending June 30, 2018 presentation above) and the reversal of prior periods reserve for sales tax (approximately $59,000). Professional and consulting fees decreased approximately $48,000, primarily as a result of decreased legal and consulting fees.

Other, net

Other non-operating income and expense increased by $771,000, or 12%, for the six months ended June 30, 2018 in comparison to the same period in 2017, primarily a result of an increase in interest expense related to the lender funding transactions.

Net Loss

As a result of the factors above, our net loss of $9,342,000 for the six months ended June 30, 2018 decreased $511,000, or 5%, as compared to the $9,853,000 net loss for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our cash position at June 30, 2018 was approximately $231,000. We also have $2,500,000 recorded as restricted cash related to a debt covenant in our credit agreement with PDL BioPharma, Inc.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2018.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 30, 2018 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2018.

New Accounting Pronouncements

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

10.1	06/29/18	2016 Stock Incentive Plan, As Amended*
31.1	08/14/18	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	08/14/18	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	08/14/18	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	08/14/18	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2018

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer