Form 10-K
period 2018-12-31
CareView Communications Inc
filed 2019-03-29
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,800,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2019, the registrant had outstanding 139,380,748 shares of common stock, $0.001 par value, which is its only class of common stock.

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

INTRODUCTORY COMMENT

Throughout this Annual Report, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView-NV, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”).

PART I

ITEM 1.	BUSINESS.

Our Business-Hospital/Healthcare Facilities

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

The CareView System offers the following service packages:

PRIMARY PACKAGE

1.	NurseView®. The NurseView module allows authorized users to view monitored rooms from the nurse’s station. All privacy and access options are determined and configured by the hospital.
2.	PhysicianView®. The PhysicianView module enables the admitting physicians and non-physician staff members to view their patients from any personal computer. All privacy and access options are determined by the hospital.
3.	Virtual Bed Rails®. The Virtual Bed Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.
4.	Virtual Chair Rails®. The Virtual Chair Rails fall prevention module allows the hospital to activate a safety feature that will notify the nursing station or the caregiver’s mobile device when a patient breaches a defined area in the patient room.
5.	Fall Management Program™. The Fall Management Program allows the hospital to separately file, identify and research the activity of patients for whom the Virtual Bed Rails or Virtual Chair Rails fall prevention modules were engaged.
6.	Sitter Management Program. The CareView Sitter Management Program allows authorized users to monitor an unlimited number of patient rooms from one nursing station or mobile device.
7.	Rounding. We offer a timed rounding module to help nursing staff monitor patients.

ADDITIONAL CAREVIEW PRODUCTS

1.	BedView®. The BedView module allows authorized users to monitor the status and availability of facility beds remotely.
2.	Patient Education. We provide a delivery mechanism for patient education materials.
3.	FacilityView®. The FacilityView module monitors and records activity in any area that the hospital would desire security cameras to be placed. All privacy and access options are determined and configured by the hospital.
4.	Nurse Alerts and Reminders. The CareView System monitoring system can be configured to provide nursing alerts and reminders.
5.	Ulcer Management. The CareView System can be configured to ensure that patients who are at risk for developing pressure ulcers are turned from position to position.
6.	CareView Mobile®™. This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices. CareView Mobile can be used to deliver voice communication between mobile devices, patient rooms, and the hospital’s phone infrastructure.
7.	CareView Mobile App. The CareView Mobile App (the “App”) can be used by the customer on an Apple or Android mobile device used in connection with the CareView System. The App will display video feeds from NurseView as well as give caregivers the ability to receive and resolve Virtual Bed Rail and Virtual Chair Rail alarms.
8.	NICUView®. The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.
9.	The CareView Broadcast System. We provide the hospitals with the capability to broadcast to each room a variety of educational, informational and service communications to patients and guests alike. We do not provide educational content. The hospitals are allowed to access the system for:
a.	Welcome message – a pre-recorded message welcoming the patient to the facility.
b.	Pre-procedure Education – to inform and educate the patient regarding a procedure to be performed (i.e. angioplasty, hip replacement, spine surgery, etc.).
c.	Patient Condition Education – to inform and educate the patient regarding a condition they have and suggested lifestyle improvements to live with those conditions (i.e. high blood pressure, diabetes, etc.).
d.	SerenityView - to select scenes and sounds to create a relaxing atmosphere for patients during their stay.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services. We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients. The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient. Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility. All of our revenue generated during the years ended December 31, 2018 and 2017 was derived from the sale of the Primary Package, Additional CareView Products and related services to hospitals.

Products in Development

1.	Next Generation Hardware. We are in the final stages of research and development for the next generation Room Control Platform. This platform will provide improved performance and reliability in a smaller, portable form factor. We expect the next generation hardware will be in production in the fourth quarter of 2019.
2.	Next Generation NurseView. We are finalizing development on the next generation version of NurseView. This update is a complete overhaul, focused on improved performance, reliability and patient safety. We expect the next generation NurseView to be available in second quarter of 2019.
3.	Reporting Dashboard. We are developing a real-time dashboard report. This dashboard helps the hospital understand system utilization and ROI based on per-facility benchmarks. We expect the reporting dashboard to be available in third quarter of 2019.
4.	Server Virtualization. We are developing a virtual server. This effort impacts the existing server hardware requirement, offering the facility an option to host the virtual server on their existing infrastructure. We expect server virtualization to be available in fourth quarter of 2019.
5.	Improving Detection Algorithms. We are continuing to develop and hone new techniques and algorithms geared towards improving system functionality in the Virtual Rails product. Advances include techniques based on machine learning and statistical probability.

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

Community Health Systems, Inc.

On April 1, 2015, we closed a Master Agreement with Community Health Systems, Inc. (“CHS”). Under the terms of the Master Agreement, currently, we are billing 787 units monthly in 14 hospitals. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meetings with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds.

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

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 418 units monthly.

Kaiser Permanente

We currently are billing 508 units monthly in seven Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

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

Baptist Health South Florida

Baptist Health South Florida (“BHSF”) is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. After a successful pilot BHSF has decided to move forward with a Master Agreement, which was finalized in July 2017. As of February 28, 2019, we are billing for 294 units. CareView is in discussions with two additional BHSF facilities.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. To that end, we began billing on a P&S Agreement with Glendale Adventist for 68 units on January 1, 2018 and on November 14, 2017 we began billing Adventist Health Bakersfield for 58 units.

Baylor Scott & White Health

On June 30, 2017 we executed a Master Agreement with Baylor Scott & White Health (“BSW”) corporate. We have had meetings with the following BSW facilities as we move toward a corporate roll-out, which include: BSW Temple, BSW All-Saints, BSW Hillcrest, BSW Round Rock, BSW Waxahachie, and BSW White Rock. These facilities are gathering data so we can generate proposals. CareView is being used in three facilities where we are billing for a total of 309 units.

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System (“CAVHS”). Central Arkansas Memorial Veterans Hospital added 40 beds to the CareView contract in June 2018. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 146 units installed and billable.

The Eugene J. Towbin Healthcare Center awarded CareView a contract for 85 beds in June 2018. This is the first Community Living Center, a VA Nursing Home, to use CareView, and could lead to adoption by other VA Community Living Centers.

These agreements are pursuant to the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”). The MAS allows us to sell the CareView System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. We are hopeful that once installation and training is complete, the other VA hospitals will also want to participate. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts. Steward recently announced the acquisition of IASIS Healthcare and eight hospitals from CHS bringing its total to 35 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 867 units in 11 hospitals in Massachusetts and 66 units in one hospital in Pennsylvania. CareView is installed in 20 facilities with 2,134 billable units. All totaled, we anticipate being installed in all 35 of the Steward Hospital facilities with a total of over 3,200 units installed.

Atlantic Health System

On January 24, 2017 the Company executed a P&S Agreement under its HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. In March 2018 AHS notified us of their intent to extend their use of the CareView System to the full 36-month term and contracted to add 41 units to Morristown Medical Center. In July 2018 AHS and the Company entered into an agreement to place 11 units at Newton Medical Center. In September 2018 AHS and the Company entered into an agreement to place 43 units at Chilton Medical Center. Discussions have begun with other AHS facilities regarding further expansion. AHS consists of 5 hospitals and approximately 893 staffed beds.

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. Billing for 105 units began on November 1, 2017.

Montefiore Medical Center

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center (“Montefiore”) located in New York City. The P&S Pilot Agreement called for the installation of 46 units. On November 27, 2018 Montefiore cancelled the P&S Pilot Agreement. On December 18, 2017, CareView executed a three-year P&S Agreement with a Montefiore rehabilitation hospital for 31 units. This became billable on April 11, 2018

LifePoint Health System

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

Hays Medical Center

On November 10, 2017, the Company executed a P&S Agreement with Hays Medical Center located in Hays, Kansas. The agreement calls for the installation of 53 units. The Hays Medical Center is part of the University of Kansas Health System.

Franciscan Missionaries of Our Lady Health System

In November 2017, we executed a 6-month P&S Pilot Agreement with Franciscan Missionaries of Our Lady Health System’s (“FMOL”) Our Lady of the Lake Regional Medical Center for 139 units and in December 2018, we moved into a P&S Agreement and added an additional 116 units. We anticipate future growth in the FMOL which consists of six hospitals and 1,735 staffed beds. Conversations have begun with two other FMOL facilities.

Texas Health Resources

On December 13, 2017, we executed a Master Agreement with Texas Health Resources (“THR”) and a 6-month P&S Pilot Agreement with Texas Health Presbyterian Hospital Dallas for 53 units. Following positive results, we anticipate future growth in the THR system which consists of 14 hospitals and 2,853 staffed beds.

Kindred Healthcare

On September 5, 2018 we executed a 6-month P&S Pilot Agreement with Kindred Hospital Westminster for 68 units. Kindred Healthcare operates 22 inpatient rehabilitation hospitals in 11 states.

Our Business-CareView Connect

Our mission is to be the leading provider of resident monitoring products and services for the long-term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView ConnectTM Quality of Life System (“CareView Connect”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including: Nursing Care, Home Care, Assisted Living and Independent Living.

With this mission in mind, in the second quarter of 2018, the Company introduced a new sensor product that will have application in both the assisted living center market and the home health market. CareView Connect leverages both passive and active sensors to track the activities of daily life. CareView Connect provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify a caregiver of potential emergencies and identify the need for dignified support. CareView Connect consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected.

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms. To service this intended expansion, we have hired sales staff to pursue new business in these markets and we anticipate that we will sign new contracts in these markets before the end of 2019.

Our Products and Services

CareView Connect is a platform consisting of several products and applications targeted at improving level of care and efficiency. CareView is building a cohesive and tightly integrated solution that solves several problems that long-term care facilities face. We offer an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We offer a mobile app capable of delivering an alert to the caregiver and allows them document information around that alert. This allows for workflows and reports around the alerts, i.e. how long before the alert was handled, what was the cause of the alert, and if not acknowledged in a timely manner then escalate the alert to another individual or group. This ensures that every alert is responded to timely and is verifiable. In addition, the caregiver usually is carrying out a litany of daily activities directed at each facility resident.

Alert Management and Monitoring System

CareView Connect provides a suite of hardware and software that facilitate a data-driven solution for alert management and monitoring. CareView Connect’s solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify reason for alerts and provides metrics around response time. CareView Connect’s solution involves several passive sensors that monitor the resident.

Caregiver Platform

The caregiver platform includes a “Leave of Absence” component, which allows the facility to document when the resident is outside of their room for a duration of time. This information is incorporated with known data from the workflows and sensors to improve awareness. The Caregiver Connect mobile application provides a convenient and intuitive interface to the CareView Connect platform. The caregiver can use the mobile app to capture important information and interface with critical workflows, such as acknowledging and documenting alert presses by the resident. CareView Connect also provides a product focused on capturing and measuring the mental state and pain experienced by the resident. “How are you feeling today?” provides a convenient way to capture information about the mental state of the resident using emojis. Similarly, “What is your pain today?” allows the staff to categorize and document pain. Connect Resident is a tablet application intended for the resident’s direct use. This product currently supports video conferencing with a remote caregiver, becoming a communications conduit for tele-health. Connect Resident also supports “How are you feeling today?”, which allows the resident to submit this information directly.

Quality of Life Metrics

CareView is developing its own algorithm for measuring quality of life based on “best of breed” research and leveraging the data collected by the platform. CareView Connect’s Quality of Life Metrics focuses on several categories, including Physical Activity, Bodily Pain, General Health, Vitality, Social Interaction, Mental Health, and Sleep Quality. Leveraging this data, the facility and their staff have improved visibility into the health and well-being of their residents. By applying machine learning and predictive analytics, subtle patterns and trends that may not otherwise be visible become actionable. The facility can use this information to present a more compassionate and capable level of care, differentiating the facility from their competition. The Quality of Life Metrics information can be made available to the family and loved ones, opening a new channel of remote awareness and care. Because the information is collected automatically, the family gains awareness on issues of which their loved ones may normally be unaware. The Connect Family mobile application allows family members to monitor their loved one and receive alerts and notifications based on their preferences.

CareView is working to integrate additional sensors into the platform, including a ballistocardiogram (BCG) sensor, which allows for improved monitoring and metrics around sleep quality, such as heart and respiration rate. Additional sensors include medical devices, such as scales, pulse oximeters, blood glucose meters, and blood pressure monitors.

Pricing Structure and Revenue Streams

The CareView Connect suite of products and services offers multiple pricing models. We work with each facility on pricing to offer an affordable package based on the demographics of the residents of the facility. The pricing structure with each facility is negotiated separately. Typically, we offer the CareView Connect basic package at a price per monitored room with varying price structures based on number of sensors and number of residents in each facility.

Products in Development

1.	Additional Sensors. We are finalizing efforts around two new sensors, door sensor and improved stationary button. These sensors round out our existing family of sensors and improve accuracy of passive data collected about the resident. We expect both sensors to be available in the second quarter of 2019.
2.	Next Generation Gateway. We are in the final steps of research and development for the next generation Gateway. This platform will provide integrated audio capabilities with an optional touch screen. We expect the Next Generation Gateway to be in production in the fourth quarter of 2019.
3.	Improved Quality of Life Report. We are in the early steps of research and development on an improved Quality of Life Report. This report builds on top of best of breed research and incorporates additional data sources. We expect the improved Quality of Life report to available in the third quarter of 2019.

Contracts with Long-Term Care Providers

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

Events Occurring During Fourth Quarter 2018

None

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of deployed units, installed units and billable units as of January 31, 2019. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated beds. Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed Units	Billable Units	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts(*)	Units in Negotiation Prior to Contract/ Pilot
128	10,446	7,828	160,116	59,158	54,285

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

Sales, Marketing and Customer Service

We do not consider our business to be seasonal, however the availability of hospital staff is typically less available in December which impacts our ability to sell/install our CareView System. We generate sales leads through a variety of means including direct one-to-one marketing, email and web campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. Our sales team consists of highly trained professionals with many years of experience in the healthcare market.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2018. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the modification agreement with PDL and PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, with the final payment due on December 31, 2019 a balloon payment of $263,786 representing the remaining principal balance plus all accrued and unpaid interest.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, and this transaction was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

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

In addition to favorable economics and enhanced patient care, safety and satisfaction, we also compete on the basis of quality of services provided. Our management believes that our GuestView patient services suite will provide revenue protection for our contracted hospitals under the Value Based Purchasing initiative which is part of the Patient Protection and Affordable Care Act, prompting hospitals to focus on Patient Satisfaction and Hospital Consumer Assessment of Healthcare Providers and Systems to (i) prompt each healthcare facility to promote patients’ use of NetView, and PatientView, and (ii) encourage the hospital to expand its use of pre-procedure and condition videos, welcome videos, and other ancillary services.

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

Major Customers

For the years ended December 31, 2018 and 2017, 100 and 103 hospitals accounted for all of our revenue. During 2018, one customer comprised 25% of our revenue, while no other customer comprised more than 10%. During 2017, four customers comprised 57% of our revenue, while no other customer comprised more than 10%.

Backlog

Our estimated backlog is driven by signed Master and P&S Agreements. Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non-cancellable period, as of December 31, 2018 is approximately $8,300,000, of which approximately $4,500,000 is expected to be billed during 2019. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2019 is approximately $3,800,000.

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

Employees

As of March 6, 2019, we employed 51 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be outstanding.

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

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to Steven G. Johnson, Chief Executive Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067 or by downloading these reports and further information about our company on our website at http://www.care-view.com.

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

We lease approximately 16,610 square feet of office and warehouse space at 405 State Highway 121, Suite B-240, Lewisville, TX 75067. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. The current base lease rate through June 30, 2019 is $15,503 monthly. The average base lease rate for the Lease Extension is $15,065. We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provide by OTC Market Group, Inc. (“OTCQB”) under the symbol “CRVW.”  Any over-the-counter market quotations reflect inter-dealers prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

Records of our stock transfer agent indicate that as of March 6, 2019, we had approximately 90 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 950 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	25,000	$0.52	—
Equity compensation plan approved by security holders: 2009 Plan	5,825,260	$0.60	—
Equity compensation plan not approved by security holders: 2015 Plan	4,233,667	$0.29	—
Equity compensation plan not approved by security holders: 2016 Plan	11,616,366	$0.09	7,737,967
Total	21,700,293	$0.26	7,737,967

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2018, options to purchase an aggregate of 248,331 shares of our Common Stock were cancelled due to resignation and termination of employees. In addition, during the same time period, options to purchase an aggregate of 711,835 shares of our Common Stock expired.

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

Liquidity and Capital Resources

Our cash position at December 31, 2018 was approximately $1,201,000. At December 31, 2018, we also had $750,000 included in restricted cash in other assets on the consolidated balance sheet.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance of $2,000,000 (see NOTES 11 and 15 for further details). At December 31, 2018, we were not in compliance with this provision; however, on March 27, 2019, HealthCor removed the minimum cash balance provision and waived in full the aforementioned breach of the terms.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 30, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. In February and July 2018, we raised $2,050,000 and $1,000,000, respectively, through the sale and issuance of Senior Secured Convertible Notes (see NOTE 12 for further details). We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

As of December 31, 2018, our working capital deficit was approximately $13,553,000, our accumulated deficit was approximately $161,987,000, and our stockholders’ deficit was approximately $77,819,000. Operating loss was approximately $3,651,000 and $6,616,000 for the years ended December 31, 2018 and 2017, respectively. Our net loss was approximately $16,078,000 and $20,072,014 for the years ended December 31, 2018 and 2017, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2018 and 2017.

	2018	2017
	(000’s)
Net cash flows used in operating activities	$(4,841)	$(6,260)
Net cash flows used in investing activities	(624)	(1,262)
Net cash provided by (used in) financing activities	2,850	(500)
Decrease in cash	(2,615)	(8,022)
Cash, cash equivalents and restricted cash at beginning of period	4,566	12,588
Cash, cash equivalents and restricted cash at end of period	$1,951	$4,566

The principal use of cash in operating activities for the year ended December 31, 2018 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The decrease in cash flows used in operating activities of approximately $1,419,000 is primarily a result of changes in the components of working capital. The decrease in cash flows used in investing activities of approximately $638,000 is primarily a result of the reduction of purchases and installation of CareView Systems and costs associated with patents and trademarks. The change in cash provided by financing activities is a result of funding provided by certain officers and directors totaling $3,050,000 partially offset by payments made to Rockwell Holdings I, LCC during 2018 (see NOTE 13 in the accompanying consolidated financial statements for further details).

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended December 31,
	2018	2017	Change
	(000’s)
Revenue, net	$6,096	$6,264	$(168)
Operating expenses:
Network operations	3,405	4,640	(1,235)
General and administration	3,234	4,013	(779)
Sales and marketing	394	691	(297)
Research and development	1,429	1,649	(220)
Depreciation and amortization	1,285	1,887	(602)
Operating expenses	9,747	12,880	(3,133)
Operating loss	$(3,651)	$(6,616)	$2,965

Revenue, net

Revenue decreased approximately $168,000 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Hospitals with billable units decreased to 100 for the year ended December 31, 2018 as compared to 103 for the comparable period for the prior year. Of the 100 hospitals with billable units on December 31, 2018, four hospitals groups accounted for 49 hospitals or 52% of the total. Billable units (RCPs and Nurse Stations) for all hospitals totaled 7,737 (7,218 and 519, respectively) on December 31, 2018 as compared to 8400 (7,852 and 548, respectively) on December 31, 2017.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2018	2017
Human resource costs, including benefits	50%	48%
Depreciation and amortization expense	13%	15%
Travel and entertainment	6%	9%
Other expenses	8%	8%
Other product deployment costs, excluding human resources and travel and entertainment expense	6%	7%
Professional fees and consulting expenses	9%	6%
Non-cash expense related to option grants	3%	3%
Research and development costs	3%	3%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	2%	1%

Operating expenses decreased by approximately $3,133,000 (24%) as a result of the following items:

(000’s)
Increase:
Professional and consulting expenses	$21
Decrease:
Human resource costs, including benefits	(1,375)
Depreciation and amortization	(603)
Travel and entertainment	(512)
Other product deployment costs, excluding human resources and travel and entertainment expense	(301)
Other expenses	(176)
Non-cash expense related to option grants	(135)
Research and development costs	(35)
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	(17)
$(3,133)

Professional and consulting expenses increased primarily as a result of legal expenses and consulting expense related to investor relation services. Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count in 2018 compared to 2017. While we had 54 employees at December 31, 2018 as compared to 72 for the comparable date for the prior year, on average we employed 61 employees over the course of 2018 as compared to 81 for the comparable prior year period. Travel and entertainment expense decreased as a result of decreases in product deployment and installation efforts partially offset by increases in meetings with hospital administrators and training efforts related to supporting our existing installed base. Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. In 2017, the Company was charge approximately $159,000 for common area maintenance (CAM) fees for prior periods inadvertently omitted by the landlord. Other expenses decreased primarily as a result of this one-time 2017 charge. Non-cash expense related to option grants decreased in 2018 compared to 2017 as a result of a decrease in amortization expense related to options granted in periods prior to 2017 and no options grants made during 2018.

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

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense. See NOTE 5 in the accompanying Notes to Consolidated Financial Statements for discussion related to Tax Reform.

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

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We currently expect to recognize a ROU asset and corresponding lease liability of between approximately $140,000 and $233,000 on our consolidated balance sheet based on the present value of future minimum lease payments under operating leases in effect on January 1, 2019.

Recent Events Since December 31, 2018

See NOTE 11 in the accompanying consolidated financial statements for details of the Modification Agreement.

Tenth Amendment to Modification Agreement

On January 31, 2019, the Company and PDL Investment Holdings, LLC (the “Lender”) entered into a Tenth Amendment to Modification Agreement (the “Tenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and February 28, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 28, 2019 (rather than January 31, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on December 31, 2018 would be deferred until February 28, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

Eleventh Amendment to Modification Agreement

On February 28, 2019, the Company and PDL Investment Holdings, LLC entered into a Eleventh Amendment to Modification Agreement (the “Eleventh Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and March 31, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to March 31, 2019 (rather than February 28, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on February 28, 2019 would be deferred until March 31, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

Eleventh Amendment to the Note and Warrant Purchase Agreement

            On March 27, 2019, the Company, HealthCor Partners Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P. and certain additional investors that purchased additional Notes and additional Warrants on February 17, 2015, additional Notes and additional Warrants on February 23, 2018 and additional Notes on July 13, 2018 entered into an amendment to the Note and Warrant Purchase Agreement, as amended  (the “Eleventh Amendment”) pursuant to which all parties agreed to amend and restate Section 5.3 Minimum Cash Balance (“Section 5.3”), wherein the requirement of maintaining a minimum cash balance has been removed and any breach of Section 5.3 has been waived.

Twelfth Amendment to Modification Agreement

On March 29, 2019, the Company and PDL Investment Holdings, LLC entered into a Twelfth Amendment to Modification Agreement (the “Twelfth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to April 30, 2019 (rather than March 31, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on March 31, 2019 would be deferred until April 30, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements.

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

As of December 31, 2018, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	59	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	44	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	63	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	86	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	60	Director	April 21, 2011	N/A
David R. White	71	Director	January 1, 2014	N/A
Steven B Epstein	75	Director	April 1, 2014	N/A
Dr. James R. Higgins	69	Director	April 1, 2014	N/A

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

Steven B Epstein – Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 12 cities, where he serves as a senior health adviser. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA. Mr. Epstein received his Bachelor of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009. He received his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015. Mr. Epstein has previously served as a director of the following companies: Accumen, Inc., a private lab services company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company and Solis Women’s Health, a private mammography company; and currently serves as a director of Restorix Health, a private wound care company. Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Dr. James R. Higgins – Director

Dr. James R. Higgins was elected as a director of CareView effective as of April 1, 2014. Dr. Higgins is a cardiologist practicing in Tulsa, Oklahoma. In addition to being boarded in cardiology he has sub specialty boards in nuclear cardiology, electrophysiology, invasive cardiology, cardiac CT angiography, echocardiography, carotid and peripheral sonography, pacemakers and defibrillators. He graduated summa cum laude with a BS degree in electrical engineering from South Dakota State University and sum cum laude with a MD degree from the University of Rochester School of Medicine and Dentistry. He was an extern at the Massachusetts General Hospital in Boston, and intern, resident, and chief resident at Barnes Hospital, Washington University, in St. Louis Missouri. His cardiology fellowship was obtained at the University of California, San Francisco, Moffitt and Long Hospital. He was then the Director of research and invasive cardiology at Wilford Hall Medical Center, United States Air Force, San Antonio, Texas. In addition to his busy cardiology practice, Dr. Higgins has started and owns a real estate company, an electronic medical billing company, an oil pipeline supply company, and has a large cattle ranch operation in Oklahoma. He has published more than 300 peer review articles and has multiple patents on medical devices, mainly related to pacemakers and internal defibrillators. Dr. Higgin’s vast experience in the healthcare industry makes him well-qualified to serve as a director of the Company

Kyle Johnson – Director of Engineering

Kyle Johnson has served as our Director of Engineering since August 2006 and is responsible for the design and development of our Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView System suite. Mr. Johnson is also one of the inventors on an issued patent for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and an issued patent for a System and Method for Predicting Falls in the U.S. (the technology underlying CareView’s Virtual Bed Rails). From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large-scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, our Chief Executive Officer and President.

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

Committees of the Board

Audit Committee

The Audit Committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent registered public accounting firm matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard 1301: Communications with Audit Committees, and makes recommendations to the Board of Directors regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.

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

For the year ended December 31, 2018, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2018, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 5 (five) meetings of the Board of Directors during the year ended December 31, 2018 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2018 and 2017. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options") granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven G. Johnson(2) (President, CEO, Sec., Treas.)	2018	$250,147	—	—	—	—	—	$14,189	$264,336
	2017	$250,111	—	—	—	—	—	$14,100	$264,211

Sandra K McRee(3) (COO)	2018	$210,147	—	—	—	—	—	$5,189	$215,336
	2017	$210,111	—	—	—	—	—	$4,895	$265,006

Jason T. Thompson(4) (Principal Financial Officer)	2018	—	—	—	—	—	—	—	—

L. Allen Wheeler(5) (Principal Financial Officer)	2017	—	—	—	—	—	—	—	—

Jon E. Freeman(6) Chief Financial Officer (CFO)	2017	$106,036	—	—	—	—	—	$3,062	$109,098

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.
(2)	For 2018: All Other Compensation includes $9,000 for car allowance and $5,189 for health insurance premiums paid on Mr. Johnson’s behalf. For 2017: All Other Compensation includes $9,000 for car allowance and $5,100 for health insurance premiums paid on Mr. Johnson’s behalf.
(3)	For 2018: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. For 2017: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(4)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.
(5)	Mr. Wheeler was named Principal Financial Officer and Chief Accounting Officer effective September 6, 2013 upon the resignation of our former CFO. Upon the hiring of Jon E. Freeman as Chief Financial Officer, Mr. Wheeler vacated his position as Principal Financial Officer and Chief Accounting Officer.
(6)	For 2017: Option Awards includes Options to purchase 500,000 shares of our Common Stock. On December 29, Mr. Freeman resigned this position as Chief Financial Officer, at which time all Options to purchase share of our Common Stock were canceled.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2018, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards							Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000	(1)	—		—	$0.52	01/05/20	—	—	—	—
	50,000	(2)	—		—	$0.52	03/25/20	—	—	—	—
	1,333,334	(3)	666,666	(3)	—	$0.10	12/27/26	—	—	—	—
	222,222	(4)	444,445	(4)	—	$0.11	11/30/27	—	—	—	—
Sandra K McRee (COO)	2,000,000	(5)	—		—	$0.51	11/01/23	—	—	—	—
	1,000,000	(6)	—		—	$0.53	02/25/25	—	—	—	—
	1,333,334	(3)	666,666	(3)	—	$0.10	12/27/26	—	—	—	—
	666,667	(7)	1,333,333	(7)	—	$0.10	12/04/27	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	150,000	(8)	—		—	$0.50	01/02/24	—	—	—	—
	156,864	(9)	78,431	(9)	—	$0.17	08/31/26	—	—	—	—
	222,222	(10)	444,445	(10)	—	$0.06	11/30/27	—	—	—	—

(1)	All underlying shares vested on January 6, 2010.
(2)	All underlying shares vested on December 31, 2010.
(3)	An aggregate of 666,667 underlying shares vested on each of December 7, 2017 and 2018 and 666,666 underlying shares vest on December 7, 2019.
(4)	An aggregate of 222,222 underlying shares vested on November 30, 2018, 222,222 underlying shares vest on November 30, 2019 and 222,223 underlying shares vest on November 30, 2020. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(5)	An aggregate of 666,666 underlying shares vested on November 1, 2014 and 666,667 vested on each of November 1, 2015 and 2016.
(6)	An aggregate of 333,333 underlying shares vested on each of February 25, 2016 and 2017, and 333,334 vest on February 25, 2018.
(7)	An aggregate of 666,667 underlying shares vested on December 4, 2018, 666,667 underlying shares vest on December 4, 2019 and 666,666 vest on December 4, 2020.
(8)	An aggregate of 50,000 underlying shares vested on each of January 2, 2015, 2016 and 2017. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(9)	An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(10)	An aggregate of 222,222 underlying shares vested on each of November 30, 2018, 222,222 underlying shares vest on each of November 30, 2019, and 222,223 underlying shares vest on November 30, 2020. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2018 and 2017 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our directors have also been granted non-qualified stock options from time to time as detailed in the table below. No options were granted to directors in 2018.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
L. Allen Wheeler(2)			$52,650				$52,650
			$49,650				$49,650
			$50,700				$50,700
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Steven B. Epstein(3)			$221,500				$221,500
			$16,900				$16,900
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins(4)			$66,450				$66,450
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Jeffery C. Lightcap	—	—	—	—	—	—	—
Jason T. Thompson(5)			$39,000				$39,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
David R. White(6)			$130,000				$130,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.
(2)	An aggregate of 75,000 underlying shares vested on each of January 6, 2010 and December 31, 2010. An aggregate 50,000 underlying shares vested on each of February 25, 2016, 2017 and 2018. An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vested on each of November 30, 2018, 222,222 underlying shares vest on November 30, 2019, and 222,223 underlying shares vest on November 30, 2020.

(3)	An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016, and 166,666 underlying shares vested on April 1, 2017. An aggregate 16,667 underlying shares vested on each of February 25, 2016 and 2017, and 16,666 underlying shares vested on February 25, 2018. An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vested on each of November 30, 2018, 222,222 underlying shares vest on November 30, 2019, and 222,223 underlying shares vest on November 30, 2020.
(4)	An aggregate of 50,000 underlying shares vested on each of April 1, 2015, 2016 and 2017. An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vested on each of November 30, 2018, 222,222 underlying shares vest on November 30, 2019, and 222,223 underlying shares vest on November 30, 2020.
(5)	An aggregate of 50,000 underlying shares vested on each of January 2, 2015, 2016 and 2017. An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vested on November 30, 2018, 222,222 underlying shares vest on each of November 30, 2019, and 222,223 underlying shares vest on November 30, 2020.
(6)	An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016 and 166,666 underlying shares vested on April 1, 2017. An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and 2018 and 78,431 underlying shares vest on August 31, 2019. An aggregate of 222,222 underlying shares vested on each of November 30, 2018, 222,222 underlying shares vest on November 30, 2019, and 222,223 underlying shares vest on November 30, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	43,902,661(2)	26.21%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	3,697,975(3)	2.60%
Common Stock	L. Allen Wheeler (Chairman of the Board	25,362,486(4)	17.06%
Common Stock	Sandra K. McRee (Chief Operating Officer)	8,738,040(5)	5.93%
Common Stock	Jeffrey C. Lightcap (Director)	45,224,086(6)	24.50%
Common Stock	David R. White (Director)	1,149,086(7)	0.82%
Common Stock	Steven B. Epstein (Director)	6,941 609(8)	4.80%
Common Stock	Dr. James R. Higgins (Director)	29,212,978(9)	18.58%
Common Stock	All Officers & Directors as a Group (8 persons)	164,228,921(10)	63.94%
	Name and Address of Shareholders
Common Stock	Robert J. Smith 13650 Fiddlesticks Blvd., Suite 202-324 Ft. Myers, FL 33912	9,590,506(11)	6.88%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 1,655,556 shares due to Johnson upon exercise of vested Options, (iii) 550,001 shares due to Johnson upon exercise of vested warrants, (iv) 25,926,511 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 167,512,816 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.
(3)	This amount includes (i) 737,500 shares directly owned by Thompson, (ii) 529,086 shares due to Thompson upon exercise of vested Options, (iii) 55,769 shares due to Thompson upon exercise of vested warrants, and (iv) 2,375,620 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019). The percentage of class for Thompson is based on 142,341,223 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.
(4)	This amount includes (i) 1,856,345 shares directly owned by Wheeler, (ii) 679,086 shares due to Wheeler upon exercise of Options, (iii) 382,692 shares due to Wheeler upon exercise of vested warrants (iv) 8,210,327 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 148,652,853 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.
(5)	This amount includes (i) 750,000 shares directly owned by McRee, (ii) 5,000,001 shares due to McRee upon exercise of vested Options, (iii) 148,076 shares due to McRee upon exercise of vested warrants, and (iv) 2,839,963 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28,2019). The percentage of class for McRee is based on 147,368,788 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.
(6)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap (collectively, the Reporting Persons), beneficially own an aggregate of 45,224,086 shares, representing (i) 26,101,737 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28,2019) and (ii) 5,615,384 shares that may be acquired upon exercise of Warrants. The amounts detailed above include (i) 493,269 shares due to Lightcap upon exercise of vested Warrants and (ii) 13,013,696 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019). The percentage of class for Reporting Persons and Lightcap as an individual is based on 184,604,834 shares which would be outstanding if the Reporting Persons notes and convertible debt held by Lightcap were converted and all Warrants held by the Reporting Persons and Lightcap were exercised.
(7)	This amount includes (i) 270,000 shares directly owned by White (ii) 879,086 shares due to White upon exercise of vested Options. The percentage of class for White is based on 140,259,834 shares which would be outstanding if all of White’s vested Options were exercised.
(8)	This amount includes (i) 1,780,000 shares directly owned by Epstein, (ii) 929,086 shares due to Epstein upon exercise of vested Options, (iii) 178,846 shares due to Epstein upon exercise of vested warrants, and (iv) 4,053,677 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019). The percentage of class for Epstein is based on 144,542,357 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.
(9)	This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 529,086 shares due to Higgins upon exercise of vested Options, (v) 432,692 shares due to Higgins upon exercise of vested warrants, and (vi) 16,887,733 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 28, 2019). The percentage of class for Higgins is based on 157,230,259 shares which would be outstanding if all of Higgins’ vested Options and Warrants were exercised and convertible debt was converted.
(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 256,847,728 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.
(11)	This amount includes: (i) 265,000 shares directly owned by Smith, (ii) 60,000 shares held in trust for Smith’s minor children, (iii) 6,210,723 shares beneficially owned by Plato & Associates, LLC, a company controlled by Smith, and (iv) 3,054,783 shares beneficially owned by Energy Capital, LLC, a company controlled by Smith. The percentage of class for Smith is based on 139,380,748 shares which would be outstanding if all Warrants owned by Plato & Associates, LLC were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2018, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the participation of certain funding activity in February and July 2018 (for more detail, see NOTE 11 of the Notes to Consolidated Financial Statements attached hereto), none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2018.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2018 quarterly reviews and the annual audit for the year ended December 31, 2018 is $280,000. BDO billed us $285,000 for professional services rendered for the annual audit for the year ended December 31, 2017 and for quarterly review of our financial statements for 2017, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2018 rendered by BDO is $39,936. BDO billed us $35,500 for tax return preparation for the year ended December 31, 2017.

All Other Fees. We incurred no other fees for the years ended December 31, 2018 and 2017.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.8	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.9	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada(1)
3.12	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation(1)
10.00	02/28/05	Subscription and Investor Rights Agreement(1)
10.01	n/a	Products and Services Agreement (a/k/a Hospital Agreement), form of(1)
10.09	12/03/07	CareView Communications, Inc. 2007 Stock Incentive Plan(1)
10.10	12/03/07	Non-Qualified Stock Option, form of(1)
10.11	12/13/07	Audit Committee Charter(1)
10.12	12/13/07	Compensation Committee Charter(1)
10.14	02/13/08	Advisory Board Charter(1)
10.42	09/11/09	CareView Communications, Inc. 2009 Stock Incentive Plan(1)
10.43	10/01/09	Commercial Lease Agreement (for Lewisville location) (1)
10.44	11/16/09	Rockwell JV – Master Investment Agreement(1)
10.45	11/16/09	Rockwell JV – Project Hospital Contract Assignment, form of(1)
10.46	11/16/09	Rockwell JV – Project Escrow Deposit Agreement, form of(1)
10.47	11/16/09	Rockwell JV – Limited License of Intellectual Property Rights, form of(1)
10.48	11/16/09	Rockwell JV – Project Note, form of (1)
10.49	11/16/09	Rockwell JV – Amended and Restated Project Note, form of(1)
10.50	11/16/09	Rockwell JV – Project LLC Operating Agreement, form of(1)
10.51	11/16/09	Rockwell JV – Project Security Agreement, form of(1)
10.52	11/16/09	Rockwell JV – Project Services Subcontract Agreement, form of(1)
10.53	11/16/09	Rockwell JV – Project Warrant, form of(1)
10.62	06/29/10	First Amendment to Commercial Lease Agreement(1)
10.72	04/21/11	Note and Warrant Purchase Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.73	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(4)
10.74	04/21/11	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(4)
10.75	04/21/11	Warrant to Purchase 5,488,456 shares of the Company issued to HealthCor Partners Fund, LP(4)
10.76	04/21/11	Warrant to Purchase 6,293,403 shares of the Company issued to HealthCor Hybrid Offshore Master Fund, LP(4)
10.77	04/21/11	Registration Rights Agreements between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.78	04/21/11	Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.79	04/21/11	Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(4)
10.83	08/31/11	Loan and Security Agreement between Comerica Bank and Bridge Bank and CareView Communications, Inc., a Nevada corporation, CareView Communications, Inc., a Texas corporation, and CareView Operations, LLC, a Texas limited liability company(6)
10.84	08/31/11	Prime Referenced Rated Addendum between the Company and Comerica Bank as Collateral Agent for the Banks(6)
10.85	08/31/11	Subordination Agreement between Comerica Bank and HealthCor Partners Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (6)
10.86	08/31/11	Intellectual Property Security Agreement, form of(6)
10.87	08/31/11	Warrant issued to Comerica Bank to purchase 714,286 shares of the Company’s Common Stock(6)
10.88	08/31/11	Warrant issued to Bridge Bank to purchase 714,286 shares of Company’s Common Stock(6)
10.90	12/31/11	Note and Warrant Amendment Agreement with HealthCor(8)

10.91	01/09/12	Binding Term Sheet with HealthCor(9)
10.92	12/31/11	Note and Warrant Amendment Agreement(2)
10.94	01/31/12	Second Amendment to Note and Warrant Purchase Agreement(10)
10.95	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(10)
10.96	01/31/12	Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(10)
10.97	01/31/12	First Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(10)
10.98	01/31/12	Amendment to and Affirmation of Subordination Agreement(10)
10.100	n/a	Insider Trading Policy, form of(11)
10.101	n/a	Whistleblower Policy(11)
10.102	n/a	Related Party Transactions Policy(11)
10.106	03/20/11	Master Agreement with Health Management Associates, Inc. (15)
10.108	03/27/13	Securities Purchase Agreement, form of(16)
10.109	n/a	Common Stock Purchase Warrant, form of(16)
10.111	01/15/13	Second Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(17)
10.112	01/15/13	Amendment to and Affirmation of Subordination Agreement(17)
10.113	05/24/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest) (18)
10.114	07/19/13	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline) (18)
10.115	08/20/13	Third Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(19)
10.116	08/20/13	Third Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(19)
10.117	08/20/13	Affirmation of Subordination Agreement(19)
10.119	12/31/13	Separation Agreement and General Release between the Company and Samuel A. Greco(21)
10.120	12/31/13	Consulting Agreement between the Company and Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.121	12/31/13	Resignation of Samuel A. Greco (attached as Exhibit “A” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.122	12/31/13	Warrant, form of (attached as Exhibit “C” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.123	06/21/10	Indemnification Agreement between the Company and Samuel A. Greco (attached as Exhibit “D” to Separation Agreement and General Release (Exhibit 10.119 herein))(21)
10.124	12/31/13	Resignation of Tommy G. Thompson(21)
10.126	01/16/14	Fourth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(22)
10.127	01/16/14	Fourth Amendment to Loan and Security Agreement among the Company, certain of its subsidiaries, Comerica Bank and Bridge Bank, National Association(22)
10.128	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Partners Fund, LP(22)
10.129	01/16/14	2014 Supplemental Closing Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.130	01/16/14	2014 Supplemental Warrant issued to HealthCor Partners Fund, LP to purchase 1,863,200 shares of the Company’s Common Stock(22)
10.131	01/16/14	2014 Supplemental Warrant issued to HealthCor Hybrid Offshore Master Fund, LP to purchase 2,136,800 shares of the Company’s Common Stock(22)
10.132	01/16/14	Amendment to and Affirmation of Subordination Agreement(22)
10.133	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)
10.134	01/16/14	Replacement 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.135	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, LP(22)

10.136	01/16/14	Replacement 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, LP(22)
10.137	12/04/14	Fifth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor(23)
10.138	12/04/14	Form of Fifth Amendment Supplemental Closing Note(23)
10.139	12/04/14	Form of Fifth Amendment Supplemental Warrant(23)
10.140	12/04/14	Amended Pledge and Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.141	12/04/14	Amended Intellectual Property Security Agreement between the Company and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP(25)
10.142	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Hillcrest)(25)
10.143	02/19/15	Extension of Maturity Date for Promissory Note and Investment Interest (related to Saline)(25)
10.144	02/25/15	CareView Communications, Inc. 2015 Stock Option Plan(24)
10.145	03/31/15	Sixth Amendment to Note and Warrant Purchase Agreement between the Company and HealthCor Funds(25)
10.146	03/31/15	Sixth Amendment Supplemental Warrant, form of(25)
10.147	06/26/15	Credit Agreement between the Company and PDL BioPharma, Inc.(26)
10.148	06/26/15	Subordination and Intercreditor Agreement between the Company, PDL BioPharma, Inc., the HealthCor Funds and the Second Lien Claimholders(26)
10.149	06/26/15	Guarantee and Collateral Agreement between the Company and PDL BioPharma, Inc. (26)
10.150	06/26/15	Registration Rights Agreement between the Company and PDL BioPharma, Inc. (26)
10.151	06/26/15	Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc. (26)
10.152	06/26/15	Seventh Amendment to Note and Warrant Purchase Agreement between the Company and the HealthCor Funds and the Investors named therein(26)
10.153	06/26/15	Amendment to Registration Rights Agreement the Company and the HealthCor Fund(26)
10.154	10/07/15	First Amendment to Credit Agreement between the Company and PDL BioPharma, Inc. (27)
10.155	10/07/15	Tranche One Term Note in the Principal amount of $20 million issued to PDL BioPharma, Inc.(27)
10.156	10/17/15	Amended and Restated Warrant to purchase 4,444,445 shares of the Company’s common stock issued to PDL BioPharma, Inc.(27)
10.157	01/13/17	Settlement and LLC Interest Purchase Agreement between the Company and Rockwell Holdings I, LLC(28)
10.158	01/13/17	Interest Transfer Agreement between the Company and Rockwell Holdings I, LLC(28)
10.159	01/13/17	CareView Communications Inc. Promissory Note to Rockwell Holdings I, LLC(28)
10.160	01/13/17	Amended Warrant to Rockwell Holdings I, LLC(28)
10.161	02/02/18	Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (29)
10.162	02/02/18	Second Amended and Restated Warrant to Purchase Common Stock of the Company, issued to PDL Investment Holdings, LLC(29)
10.163	02/02/18	Amended and Restated Registration Rights Agreement by and between the Company and PDL Investment Holdings, LLC(29)
10.164	02/02/18	Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC and the note investors signatory to the Note and Warrant Purchase Agreement, as amended(29)
10.165	02/02/18	Consent to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC(29)
10.166	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC(29)
10.167	02/02/18	Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC(29)
10.168	02/23/18	Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto(30)
10.169	02/23/18	Form of Eighth Amendment Supplemental Closing Note(30)

10.170	02/23/18	Form of Eighth Amendment Supplemental Warrant(30)
10.171	02/23/18	Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC(30)
10.172	05/31/18	Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(31)
10.173	06/14/18	Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(32)
10.174	06/28/18	Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(33)
10.175	07/10/18	Ninth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto(34)
10/176	07/13/18	Tenth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto(35)
10.177	07/13/18	Third Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC(35)
10.178	08/31/18	Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(36)
10.179	09/28/18	Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(37)
10.180	11/12/18	Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(38)
10.181	11/19/18	Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(39)
10.182	12/03/18	Eighth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(40)
10.182	12/17/18	Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(41)
10.183	01/31/19	Tenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(42)
10.184	02/28/19	Eleventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(43)
10.185	03/27/19	Eleventh Amendment to Note and Warrant Purchase Agreement, among the Company, HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto*
10.186	03/29/19	Twelfth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC*
14.00	n/a	2011 Code of Business Conduct and Ethics, form of(1)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(1)
21.00	03/29/18	Subsidiaries of the Registrant*
31.1	03/29/18	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/29/18	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	03/29/18	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/29/18	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to our Form 10 filed with the SEC on August 23, 2010.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2010.
(3)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 15, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(5)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 22, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 9, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2012.
(11)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 15, 2012.
(12)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on May 9, 2012.
(13)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 8, 2012.
(14)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 8, 2012.
(15)	Filed as an exhibit to our quarterly report on Form 10-Q, Amendment No. 1, filed with the SEC on February 1, 2013. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2013.
(17)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 1, 2013.
(18)	Filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on August 9, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 26, 2013.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2013.
(21)	Filed as an exhibit to our Current Report on Form, 8-K filed with the SEC on January 3, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 22, 2014.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2015.
(25)	Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 31, 2015
(26)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 29, 2015.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2015.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2017.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 5, 2018.
(30)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 26, 2018.
(31)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2018.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 15, 2018.
(33)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 5, 2018.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 11, 2018.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 16, 2018.
(36)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 5, 2018.
(37)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2018.
(38)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 16, 2018.
(39)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 21, 2018.
(40)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2018.
(41)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2018.
(42)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 17, 2019.
(43)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2019.
*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 29, 2019

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 29, 2019
Steven G. Johnson

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	March 29, 2019
Jason T. Thompson

/s/ Sandra K. McRee	Chief Operating Officer	March 29, 2019
Sandra K. McRee

/s/ L. Allen Wheeler	Chairman of the Board,	March 29, 2019
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	March 29, 2019
Jeffrey C. Lightcap

/s/ David R. White	Director	March 29, 2019
David R. White

/s/ Steven B. Epstein	Director	March 29, 2019
Steven B. Epstein

/s/ Dr. James R. Higgins	Director	March 29, 2019
Dr. James R. Higgins

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CareView Communications, Inc.

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

March 29, 2019

F-1

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,200,725	$2,066,392
Accounts receivable, net of allowance for doubtful accounts of $7,588 and $0, respectively	1,276,992	1,210,968
Other current assets	1,408,426	585,622
Total current assets	3,886,143	3,862,982

Property and equipment, net	2,486,666	3,321,541

Other Assets:
Restricted cash	750,000	2,500,000
Intangible assets, net	746,140	665,918
Other assets, net	1,125,654	1,767,909
Total other assets	2,621,794	4,933,827
Total assets	$8,994,603	$12,118,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$509,298	$365,300
Notes payable, current portion	15,513,786	8,533,334
Other current liabilities	1,416,240	750,056
Total current liabilities	17,439,324	9,648,690

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $14,431,614 and $18,161,723, respectively	64,374,606	52,397,089
Loan payable	5,000,000	11,666,666
Note payable	—	513,786
Accrued interest	—	43,583
Total long-term liabilities	69,374,606	64,621,124
Total liabilities	86,813,930	74,269,814

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,027,883	83,617,896
Accumulated deficit	(161,986,591)	(145,908,741)
Total stockholders’ deficit	(77,819,327)	(62,151,464)
Total liabilities and stockholders’ deficit	$8,994,603	$12,118,350

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues, net	$6,096,153	$6,263,810

Operating expenses:
Network operations	3,405,198	4,639,738
General and administration	3,234,009	4,012,553
Sales and marketing	394,548	691,095
Research and development	1,429,022	1,648,985
Depreciation and amortization	1,284,616	1,887,377
Total operating expense	9,747,393	12,879,748

Operating loss	(3,651,240)	(6,615,938)

Other income and (expense)
Interest expense	(12,452,113)	(13,474,891)
Change in fair value of warrant liability	—	(10,528)
Interest income	3,072	9,073
Other income	22,431	20,270
Total other income (expense)	(12,426,610)	(13,456,076)

Loss before taxes	(16,077,850)	(20,072,014)

Provision for income taxes	—	—

Net loss	$(16,077,850)	$(20,072,014)

Net loss per share	$(0.12)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2016	139,380,748	$139,381	$84,119,834	$(126,408,409)	$(554,753)	$(42,703,947)

Options granted as compensation	—	—	398,338	—	—	398,338

Beneficial conversion features for senior secured convertible notes	—	—	153,274	—	—	153,274

Adjustment to fair value of warrants for extension of exercise period	—	—	11,512	—	—	11,512

Adjustment to fair value of warrants for modification of loan agreement	—	—	44,445	—	—	44,445

Cost associated with closure of joint ventures	—	—	(1,109,507)	571,682	554,753	16,928

Net loss	—	—	—	(20,072,014)	—	(20,072,014)

Balance, December 31, 2017	139,380,748	139,381	83,617,896	(145,908,741)	—	(62,151,464)

Options granted as compensation	—	—	262,953	—	—	262,953

Beneficial conversion features for senior secured convertible notes	—	—	133,220	—	—	133,220

Revaluation of Rockwell Holdings I, LLC warrant	—	—	13,814	—	—	13,814

Net loss	—	—	—	(16,077,850)	—	(16,077,850)

Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$—	$(77,819,327)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(16,077,850)	$(20,072,014)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,234,582	1,840,606
Amortization of debt discount and debt costs	3,863,329	3,259,381
Amortization of deferred installation costs	142,458	304,712
Amortization of deferred debt issuance and debt financing costs	545,001	291,084
Amortization of intangible assets	50,034	46,771
Allowance for doubtful accounts	7,588	—
Interest incurred and paid in kind	5,197,408	7,019,758
Stock based compensation related to options granted	262,953	398,338
Stock based costs related to warrants issued	13,814	11,512
Loss on disposal of assets	32,592	1,716
Change in fair value of warrant liability	—	10,528
Changes in operating assets and liabilities:
Accounts receivable	(73,612)	(141,664)
Other current assets	(822,804)	(470,906)
Other assets	16,394	766,394
Accounts payable	143,998	169,828
Other current liabilities	666,184	260,139
Other long-term liabilities	(43,583)	43,583
Net cash flows used in operating activities	(4,841,514)	(6,260,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(432,299)	(994,521)
Payment for deferred installation costs	(61,596)	(166,759)
Patent, trademark and other intangible asset costs	(130,258)	(100,352)
Net cash flows used in investing activities	(624,153)	(1,261,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	3,050,000	—
Repayment of notes payable	(200,000)	(500,000)
Net cash flows provided by (used in) financing activities	2,850,000	(500,000)

Decrease in cash	(2,615,667)	(8,021,866)
Cash, cash equivalents and restricted cash, beginning of period	4,566,392	12,588,258
Cash, cash equivalents and restricted cash, end of period	$1,950,725	$4,566,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,029,450	$2,700,000

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$113,220	$153,274

Revaluation of warrants for modification of loan	$—	$44,445

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView and CareView Communications, Inc., a Texas corporation and CareView Operations, LLC, a Nevada limited liability company (our wholly owned subsidiaries). All material inter-company balances and transactions have been eliminated in consolidation.

Concurrent with the execution, and pursuant to the terms, of the Settlement Agreement, as discussed in NOTE 13, all assets and liabilities of the CareView-Hillcrest, LLC and CareView-Saline, LLC, both Wisconsin limited liability companies (the “Project LLCs”) were transferred to our wholly owned subsidiary, CareView Communications, Inc., effective January 1, 2017. On June 12, 2017 we filed Form 510- Limited Liability Company Articles of Dissolution with the State of Wisconsin resulting in the dissolution of the Project LLCs effective that date.

As of and for the years ended December 31, 2018 and 2017, we did not maintain any variable interests in any entities requiring consolidation in our financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits.

Restricted Cash

At December 31, 2018, we had $750,000 included in restricted cash in other assets on the consolidated balance sheet. On December 28, 2017, the minimum cash requirement in the credit agreement with PDL BioPharma, Inc. was modified to reduce the minimum cash requirement from $3,250,000 to $2,500,000. On September 28, 2018, the minimum cash requirement was reduced to $1,825,000. On December 3, 2018, the minimum cash requirement was reduced to $1,525,000. On December 17, 2018, the minimum cash requirement was reduced to $750,000. See NOTE 11 for further discussion.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. As of December 31, 2018 and 2017, an allowance for doubtful accounts of $7,588 and $0, respectively, was recorded.

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

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal. As of December 31, 2018 and 2017, an allowance of $236,650 and $176,750, respectively, was recorded.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2018 and 2017, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2018 and 2017.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2018 and 2017.

During the years ended December 31, 2018 and 2017, we capitalized no additional intellectual property costs.

Patents and Trademarks

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments, below, and NOTES 11 and 12 for further details regarding derivative activity during the years ended December 31, 2018 and 2017.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability
2018	$—	$—	$—	$—
2017	$(11,157)	$—	$—	$(11,157)

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level3)
	2018	2017
Balance, beginning of period	$(11,157)	$(629)
Issuances of derivative liabilities	—	—
Change in fair value of warrant liability	11,157	(10,528)
Transfers in and/out of Level 3	—	—
Balance, end of period	$—	$(11,157)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balances of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606 (“606”) on January 1, 2018 using the full retrospective transition method for recognizing revenue. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services to our customers and will provide financial statement readers with enhanced disclosures. Under ASC 606, there were no differences in the timing of our revenue recognition as compared to the requirements under ASC 605. We have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date and therefore, we recognize revenue upon invoicing as further discussed below. Further, for those customers for which we are required to collect sales taxes, we record such sales taxes on a net basis which has no effect on the amount of revenue or expenses recognized as the sales taxes are a flow through to the taxing authority.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the year ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017
Balance, beginning of period	$215,548	$353,501
Additions	61,596	166,759
Transfer to expense	(142,458)	(304,712)
Balance, end of period	$134,686	$215,548

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017
Balance, beginning of period	$17,430	$—
Additions	192,506	96,069
Transfer to revenue	(151,377)	(78,639)
Balance, end of period	$58,559	$17,430

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 146,000,000 and 133,000,000 at December 31, 2018 and 2017, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Debt Issuance and Debt Financing Costs

Costs incurred through the issuance of Warrants to parties who are providing long-term financing availability, which includes revolving credit lines, are reflected as deferred debt issuance based on the fair value of the Warrants issued. Costs incurred with third parties related to issuance of debt are recorded as deferred financing costs. These costs are generally amortized over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. Amounts associated with our senior secured convertible notes are netted with the outstanding debt on the accompanying consolidated financial statements while amount associated with credit facilities are presented in other assets on the accompanying consolidated statements of operations.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. These costs are included in network operations on the accompanying consolidated statements of operations.

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2018 and 2017 totaled approximately $103,000 and $99,000, respectively.

Concentration of Credit Risks and Customer Data

For the years ended December 31, 2018 and 2017, 100 and 103 hospitals accounted for all of our revenue. During 2018 four customers comprised 52% of our revenue, while no other customer comprised more than 10%. During 2017 four customers comprised 57% of our revenue, while no other customer comprised more than 10%.

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

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. There was no material effect on the 2018 or 2017 consolidated financial statements upon adoption.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to Topic 606 (ASU 2016-20) in its new revenue standard. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis. Revenue is recognized each month for the services that have been provided to our customers. Additionally, we do not have significant exposure related to uncollectible accounts. We have performed a review of the requirements of the new revenue standard and have performed our analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard. We have compared the results of our analysis to our current accounting practices. We adopted Topic 606 on January 1, 2018 using the full retrospective transition method for recognizing revenue. The adoption of Topic 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services to our customers and will provide financial statement readers with enhanced disclosures. The adoption of this standard did not have a material effect on the timing and recognition of revenue for the services provided to our customers. See related disclosures above in our Summary of Significant Accounting Policies.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We currently expect to recognize a ROU asset and corresponding lease liability of between approximately $140,000 and $233,000 on our consolidated balance sheet based on the present value of future minimum lease payments under operating leases in effect on January 1, 2019.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2018 was approximately $1,201,000. At December 31, 2018, we also had $750,000 included in restricted cash in other assets on the consolidated balance sheet.

Pursuant to the terms of a Note and Warrant Purchase Agreement dated April 21, 2011 (as subsequently amended) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”) we are required to maintain a minimum cash balance of $2,000,000 (see NOTES 11 and 15 for further details). At December 31, 2018, we were not in compliance with this provision; however, HealthCor removed the minimum cash balance provision and waived in full the aforementioned breach of the terms.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 29, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. In February and July 2018, we raised $2,050,000 and $1,000,000, respectively, through the sale and issuance of Senior Secured Convertible Notes (see NOTE 12 for further details). We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2018 and 2017, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2018 and 2017, we had 300,000,000 shares of Common Stock, $0.001 par value authorized, and 139,380,748 shares of Common Stock issued and outstanding. There was no Common Stock issued during the years ended December 31, 2018 or 2017.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except certain Warrants issued to HealthCor in 2011 (the “2011 HealthCor Warrants”) as discussed in NOTE 12 and the warrants issued in connection with a private placement completed in April 2013 (“Private Placement Warrants”). The Black-Scholes Model is an acceptable model in accordance with GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available) over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009.

Due to the down-round provisions associated with the exercise price of the Private Placement Warrants and the 2011 HealthCor Warrants that protects the holders from a decline in the issue price of our Common Stock, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments. The fair value of the 2011 HealthCor Warrants and the Private Placement Warrants was computed incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior. As of December 31, 2018:

●	Private Placement Warrants. In accordance with the accounting standards, we determined that the Private Placement Warrants qualified as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. In March 2018, the Private Placement Warrants expired and the fair value was recovered and recorded as income in the accompanying consolidated financial statements.

●	2011 HealthCor Warrants. The 2011 HealthCor Warrants were substantially amended in December 2011, pursuant to an amendment to the Note and Warrant Purchase Agreement that, among other things, eliminated the down-round provisions. In July 2018, pursuant to the Ninth Amendment to the Note and Warrant Purchase Agreement, the 2011 HealthCor Warrants were canceled. See NOTE 12 for further details.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2016	34,697,698	$0.33-$1.65	$0.82	4.7
Expired	(4,643,309)
Balance at December 31, 2017	30,054,389	$0.33-$1.65	$0.85	4.6
Granted	512,500	$0.05	$.05	9.2
Canceled	(11,782,859)
Expired	(2,500,000)
Balance at December 31, 2018	16,284,030	$0.05-$1.65	$0.49	4.9
Vested and Exercisable at December 31, 2018	16,284,030	$0.05-$1.65	$0.49	4.9

As of December 31, 2018 and 2017, we had no unamortized costs associated with capitalized Warrants.

Warrant Activity During 2018

In February 2018, 512,500 Warrants were issued to an entity and certain officers and directors of the Company. In March 2018, the 2,500,000 Private Placement Warrants expired and in September 2018, the 11,782,859 2011 HealthCor Warrants were canceled.

Warrant Activity During 2017

No Warrants were granted during 2017. In May, June and December 2017, 50,000, 290,000 and 4,303,309 Warrants expired.

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2018, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with 25,000 remaining outstanding.

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2018, 2009 Plan Options to purchase 10,000,000 shares of our Common Stock have been issued with 5,825,260 remaining outstanding.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2018, 2015 Plan Options to purchase 5,000,000 shares of our Common Stock have been issued with 4,233,667 remaining outstanding.

On December 7, 2016, we established the CareView Communications, Inc. 2016 Stock Option Plan (the “2016 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2016 Plan Option(s)”). The 2016 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors. The 2016 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2018, 2016 Plan Options to purchase 12,262,033 shares of our Common Stock have been issued 11,616,366 remaining outstanding.

The valuation methodology used to determine the fair value of the 2007 Plan Options, 2009 Plan Options, 2015 Plan Options and 2016 Plan Options, collectively, (the “Option(s)”) issued was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

No Options were issued during 2018. The assumptions used in the Black-Scholes Model during the years ended December 31, 2017 are set forth in the table below.

2017
Risk-free interest rate	1.17-2.15%
Volatility	78.40-89.93%
Expected life	6
Dividend yield	0.00%

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	15,910,975	$0.37	8.0	$—
Granted	8,017,002	$0.08	9.9	$—
Exercised	—
Expired	(449,521)
Forfeited	(817,997)
Balance at December 31, 2017	22,660,459	$0.27	8.1	$—
Granted	—
Exercised	—
Expired	(711,835)
Forfeited	(248,331)
Balance at December 31, 2018	21,700,293	$0.26	7.1	$—
Vested and Exercisable at December 31, 2018	14,605,478	$0.35	6.4	$—

No Options were issued during 2018. The weighted-average grant date fair value of Options granted during the years ended December 31, 2017 was $0.03 per share.

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2018 and 2017 (approximately $263,000 and $398,000, respectively) is based on awards vested. The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

At December 31, 2018, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $268,000, which is expected to be recognized over a weighted-average period of 1.4 years. No tax benefit was realized due to a continued pattern of operating losses.

No Options were issued during 2018. Option Activity During 2017 includes:

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At December 31, 2018, we had approximately $85,000,000 of federal net operating tax loss carry-forward which begins to expire in 2028 and approximately $19,000,000 of state net operating losses which begins to expire in 2028.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017) to the loss before taxes are as follows:

	Years Ended December 31,
	2018	2017
Expected income tax benefit at statutory rate	$(3,374,011)	$(6,968,974)
Debt discount amortization	552,382	701,472
Permanently disallowed interest	293,975	671,234
Other permanent differences	13,359	24,458
State income tax benefit, net of tax effect at state statutory rate	—	—
Deferred pool true-ups/corrections related to:
Net operating losses	—	—
Other	(57,073)	(83,190)
Change in federal tax rate	—	14,245,571
Change in valuation account	2,571,368	(8,590,571)
Income tax expense (benefit)	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$17,794,637	$16,247,978
Accrued interest	6,142,738	5,195,193
Stock based compensation	1,224,202	1,166,081
Amortization of intangible assets	147,604	191,457
Depreciation of property and equipment	390,632	305,987
Accrued expenses and other liabilities	73,920	94,619
Research and development credit carry-forward	29,084	29,084
Donations	6,052	7,102
Beneficial conversion feature debt discount	(1,840,060)	(1,840,060)
Total deferred tax assets	23,968,809	21,397,441
Valuation allowance for deferred tax assets	(23,968,809)	(21,397,441)
Deferred tax assets, net of valuation allowance	$—	$—

In 2018 the deferred tax valuation allowance increased by $2,571,368. In 2017 the deferred tax valuation allowance decreased by $8,590,571. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2018 and 2017, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions. We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to the general three-year statute of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2015. For years in which the company may utilize its net operating losses, the IRS the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be reduction of deferred tax assets related to net operating losses and research and development tax credits. Such reduction is expected to be largely offset by changes to the Company’s valuation allowance.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2018	2017
Prepaid expenses	$1,394,044	$564,503
Other current assets	14,382	21,119
TOTAL OTHER CURRENT ASSETS	$1,408,426	$585,622

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017
Network equipment	$12,302,328	$13,610,280
Office equipment	293,709	291,003
Vehicles	217,004	217,004
Test equipment	175,603	177,386
Furniture	90,827	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,094,116	14,401,145
Less: accumulated depreciation	(10,607,450)	(11,079,604)
TOTAL PROPERTY AND EQUIPMENT	$2,486,666	$3,321,541

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,234,582 and $1,840,606, respectively.

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$932,149	$192,995	$739,154
Other intangible assets	63,508	56,522	6,986
TOTAL INTANGIBLE ASSETS	$995,657	$249,517	$746,140

	December 31, 2017
	Cost	Accumulated Amortization	Net
Patents and trademarks	$806,279	$146,246	$660,033
Other intangible assets	59,122	53,237	5,885
TOTAL INTANGIBLE ASSETS	$865,401	$199,483	$665,918

Other assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,302,223	$791,259	$510,964
Deferred financing costs	805,917	501,819	304,098
Deferred installation costs	1,810,414	1,675,728	134,686
Prepaid license fee	249,999	120,217	129,782
Security deposit	46,124	—	46.124
TOTAL OTHER ASSETS	$4,214,677	$3,089,023	$1,125,654

	December 31, 2017
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,257,778	$451,216	$806,562
Deferred financing costs	850,363	296,863	553,500
Deferred installation costs	1,748,818	1,533,270	215,548
Prepaid license fee	249,999	103,824	146,175
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,153,082	$2,385,173	$1,767,909

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2018	2017
Accrued interest	$750,548	$—
Allowance for system removal	236,650	176,750
Accrued paid time off	129,773	112,577
Deferred commission	117,206	—
Accrued rent expense	68,780	120,433
Deferred revenue	58,559	17,430
Accrued taxes	23,156	127,225
Other accrued liabilities	31,568	58,623
Accrued professional services	—	137,018
TOTAL OTHER CURRENT LIABILITIES	$1,416,240	$750,056

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. Rent expense for the years ended December 31, 2018 and 2017 was $233,497 and $386,429, respectively.

A summary of the monthly base rent per the Lease and the Lease Extension follows:

Years Ending December 31,
2019	$15,503
2020	$15,968

As of December 31, 2018, future minimum rental payments are as follows:

Years Ending December 31,
2019	183,330
Through June 30, 2020	95,810
Total	$279,140

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturity

As of December 31, 2018, future debt payments due are as follows:

Years Ending December 31,	Total	Loan Payable	Senior Secured Convertible Notes(1)	Notes Payable
2019	$15,513,786	$15,000,000	$—	$513,786
2020	5,000,000	5,000,000	—	—
2021	45,966,949	—	45,966,949	—
2022	10,643,186	—	10,643,186	—
Thereafter	22,196,085	—	22,196,085	—
Total	$99,320,006	$20,000,000	$78,806,220	$513,786

(1) Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $64,374,606, which represents this amount less debt discount of $14,431,614.

NOTE 11 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement (as subsequently amended) with PDL BioPharma, Inc. (“PDL”), as administrative agent and lender (the “Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the “Tranche One Loan”). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full. Outstanding borrowings under the Tranche One Loan bears interest at the rate of 13.5% per annum, payable quarterly in arrears. We also issued Warrants to PDL for the purchase of an aggregate of 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share on June 26, 2015 (the “PDL Warrant”). On October 7, 2015 we amended and restated the PDL Warrant changing the exercise price from $0.45 to $0.40 per share. On December 28, 2017 we amended and restated the PDL Warrant changing the exercise price from $0.40 to $0.0273 per share.

The PDL Credit Agreement, as modified on December 17, 2018, includes a minimum cash balance requirement of $750,000, which has been recorded as restricted cash on the consolidated balance sheet at December 31, 2018, and should we drop below $750,000, it will trigger a default.

The PDL Credit Agreement, as amended, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as amended, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as amended, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults. We are in compliance with all covenants of this agreement as of the date of this filing.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations under the PDL Credit Agreement, as amended, are secured by a pledge of substantially all of the assets of the Company and certain of its subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor and the New Investors (as defined in NOTE 12) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor and the New Investors.

In addition, contemporaneously with the execution of the PDL Credit Agreement (subsequently amended) the Company and the Lender executed (i) a Registration Rights Agreement (as amended in the PDL Modification Agreement as discussed below) pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant (the “PDL RRA”), (ii) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement, as amended.

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

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a modification agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement, as amended, which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to the Lender was recorded as deferred closing costs and all third-party payments were considered an expense and recorded as such on the accompanying consolidated financial statements.

In consideration of the Lender’s entry into the PDL Modification Agreement, we agreed:

●	to concurrently amend and restate the warrant to purchase 4,444,445 shares of the Company’s common stock that we issued to the Lender on June 26, 2015 (the “PDL Warrant”) (amended and restated on October 7, 2015 (the “Amended PDL Warrant”)), reducing the exercise price per share from $0.40 to $0.0273, all other provisions of the Amended PDL Warrant remained unchanged (the “Second Amendment to the PDL Warrant”);

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	to concurrently make a conforming amendment and restatement (the “Amended Registration Rights Agreement”) of the registration rights agreement dated June 26, 2015 pursuant to which the Company had agreed to provide the Lender with certain registration rights with respect to the shares of common stock issuable upon exercise of the Second Amendment to the PDL Warrant;

●	to concurrently provide a written consent and acknowledgement from each holder of the notes issued pursuant to the HealthCor Debt Documents (as defined in the PDL Credit Agreement), in the form of the Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement (the “Intercreditor Amendment”) by and among the Company, the Lender and such noteholders (i) confirming, on the terms set forth therein, that any lien of such noteholders would be automatically released in the event of a sale of the Company’s hospital assets, (ii) reaffirming such noteholders’ obligations under the Subordination and Intercreditor Agreement dated as of June 26, 2015 and (iii) consenting to certain potential issuances of the Company’s capital stock and cash payments to the Lender pursuant to the PDL Modification Agreement;

●	that we will obtain (i) at least $2,250,000 (reduced to $2,050,000 on February 23, 2018 pursuant to the terms of the Second Amendment to the PDL Credit Agreement, wherein the PDL Modification Agreement was amended and restated) in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt (each such term as defined in the Credit Agreement) on or prior to February 23, 2018 and (ii) an additional $3,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 31, 2018 (resulting in aggregate net cash proceeds of at least $5,250,000); provided that any Debt will be subordinated to the Loans (as defined in the PDL Credit Agreement) under the PDL Credit Agreement.

Item (ii) of this section was modified on May 31, 2018 as part of the First PDL Modification Agreement Amendment, as defined below, to read (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to June 15, 2018 (we are in compliance with this covenant as of the date of this filing) and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii) of this section was further modified on June 14, 2018 in a second PDL Modification Agreement amendment, to read (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 3, 2018 (rather than June 15, 2018) and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii) of this section was further modified on June 28, 2018 in a third PDL Modification Agreement amendment to read (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 (rather than July 3, 2018) and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to August 31, 2018 (resulting in aggregate net cash proceeds of at least $3,550,000).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item (ii)B of this section was further modified on August 31, 2018 in a fourth PDL Modification Agreement amendment to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to September 30, 2018 (rather than August 31, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii)B of this section was further modified on September 28, 2018 in the Fifth PDL Modification Agreement Amendment, as defined below, to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to November 12, 2018 (rather than September 30, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000)

Item (ii)B of this section was further modified on November 12, 2018 in a sixth PDL Modification Agreement amendment to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to November 19, 2018 (rather than November 12, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii)B of this section was further modified on November 19, 2018 in a seventh PDL Modification Agreement amendment to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to December 3, 2018 (rather than November 19, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii)B of this section was further modified on December 3, 2018 in an eighth PDL Modification Agreement amendment to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to December 17, 2018 (rather than December 3, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000).

Item (ii)B of this section was further modified on December 17, 2018 in a ninth PDL Modification Agreement amendment to read (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to January 31, 2019 (rather than December 17, 2018) (resulting in aggregate net cash proceeds of at least $3,550,000);

●	that in the event of any sale or transfer of assets of the Company other than a sale of all or substantially all of the assets of Company, all of the net proceeds of such sale or transfer will be first applied to repay all amounts owed under the PDL Credit Agreement;

●	that in the event that the Company separates or transfers its senior care business, including but not limited to a sale to, or merger with, a third party of the senior care business or otherwise establishes a senior care business, or in the event that the Company disposes of substantially all business divisions other than the senior care business such that the Company’s remaining assets consist substantially of the Company’s senior care business, the Lender will be issued 7.5% of the equity in such senior care business on a fully diluted basis (the “Equity Grant”), which Equity Grant will be in addition to any interests represented by warrants held by the Lender; provided, however, that in the event of a sale of the senior care business to an unrelated third party, the Lender will be paid 7.5% of the equity value of such business in cash or in the same equity securities received by the Company or its equity holders from the purchaser of the senior care business;

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	that if all amounts owed to the Lender under the PDL Credit Agreement have been paid in full on or prior to December 31, 2018 (even if the Equity Grant has occurred first), then the Equity Grant (or, as the case may be, a payment in cash or equity received from a purchaser) will have a value, or will be equitably adjusted to have a value, that is equal to the lesser of 7.5% of the equity in the senior care business or $5,000,000;

●	that in the event of any sale of all or substantially all of the assets of the Company and its subsidiaries at a time when amounts under the PDL Credit Agreement remain outstanding, then (i) the net proceeds of such sale or transfer will be applied to repay all amounts owed under the PDL Credit Agreement and (ii) the Lender will be paid $5,000,000 in cash from the proceeds of such sale or transfer; provided, however, that no such payment will be made if the Lender has previously received a cash payment or equity from a purchaser in respect of the Equity Grant; and, provided, further, that the Equity Grant will be automatically terminated if such a $5,000,000 cash payment is made;

●	that we will reduce our operating expenses compared to those incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period we are in compliance with this covenant as of the date of this filing (we are in compliance with this covenant as of the date of this filing); and

●	to grant the Lender observation rights with respect to meetings of the board of directors of the Company and to have the Chief Executive Officer of the Company and a specified member of the board of directors participate in monthly calls with the Lender to discuss updates with respect to the Company’s business.

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, 2017 and December 31, 2017) were made timely. Pursuant to the terms of the Forbearance Term Sheet and the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 have been delayed to be included in the payment due on April 30, 2019 (see NOTE 15 for additional details). Quarterly payments under the PDL Credit Agreement subsequent to the PDL Modification Agreement will be due as detailed in the PDL Credit Agreement. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

On May 31, 2018, the Company and PDL Investment entered into an amendment to the PDL Modification Agreement (the “PDL Modification Agreement Amendment”), pursuant to which, among other things discussed above, the parties agreed to amend the PDL Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2018 (with each such date permitted to be extended by the Lender in its sole discretion). On September 28, 2018, pursuant to a fifth amendment to the PDL Modification Agreement, the PDL Modification Period was changed to November 12, 2018 (rather than September 30, 2018); on November 12, 2018, pursuant to a sixth amendment to the PDL Modification Agreement, the PDL Modification Period was changed to November 19, 2018 (rather than November 12, 2018); on November 19, 2018, pursuant to an eighth amendment to the PDL Modification Agreement, the PDL Modification Period was changed to December 3, 2018 (rather than November 19, 2018); and on December 17, 2018, pursuant to an eighth amendment to the PDL Modification Agreement, the PDL Modification Period was changed to December 3, 2018 (rather than December 3, 2018).

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2018, the Company, and PDL Investment entered into a fifth amendment to the PDL Modification Agreement (the “Fifth PDL Modification Agreement Amendment”), pursuant to which, among other things as discussed above, the parties agreed to lower the Liquidity required during the Modification Period to $1,825,000 from $2,500,000. On December 3, 2018, pursuant to an eighth amendment to the PDL Modification Agreement, the Liquidity required during the Modification Period was lowered to $1,525,000 from $1,825,000.

On December 17, 2018, the Company, and PDL Investment entered into a ninth amendment to the PDL Modification Agreement (the “Ninth PDL Modification Agreement Amendment”), pursuant to which, among other things as discussed above, the Liquidity required during the Modification Period was lowered to $750,000 from $1,525,000; and that the Borrower’s interest payment that would otherwise be due to Lender on December 31, 2018 would be deferred until January 31, 2019 (the end of the extended Modification Period) and that such deferral would be an additional Covered Event.

Subsequent to December 31, 2018, the Company entered into a tenth, eleventh and twelfth amendments to the PDL Modification Agreement, see NOTE 15 below for further details.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement, as amended are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement, as amended is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred financing costs in the accompanying consolidated financial statements. In December 2018, pursuant to the terms of Ninth PDL Modification Agreement Amendment, including, but not limited to the change in the Modification Period from December 31, 2018 to January 31, 2019, $675,000 was recorded as accrued interest on the accompanying consolidated financial statements. We account for the restructuring of our debt agreements in accordance with the accounting standards applicable to troubled debt restructure, debt modification and extinguishment.  Under the applicable accounting standards, we determined that the modifications of our agreement with PDL qualified for modification accounting and we expensed the debt issue costs paid to third parties, recognized the costs paid to PDL as a deferred debt issue cost and accounted for the change in the effective interest rate prospectively. For the years ended December 31, 2018 and 2017, $340,044 and $179,688, respectively, was amortized to interest expense. As of December 31, 2018, the PDL Warrant, as amended, has not been exercised. We also incurred certain closing costs related to the PDL Credit Agreement totaling $805,917 in the accompanying consolidated financial statements. These costs have been recorded as deferred closing costs and are being amortized to interest expense over the term of the PDL Credit Agreement as amended. For the years ended December 31, 2018 and 2017, $204,957 and $111,396 was amortized to interest expense.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) (the “HealthCor Purchase Agreement”) with HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (subsequently reduces to $1.25 per share) (collectively the “2011 HealthCor Warrants”).

So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, as discussed below, the accrual of interest has been suspended after September 30, 2018.

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

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. Pursuant to the terms of the Ninth Amendment, as discussed below, the accrual of interest has been suspended after September 30, 2018.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 16, 2014, we entered into the Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2018, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 23,000,000.

On December 4, 2014, we entered into the Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Additional Investors” and, collectively with HealthCor Partners Fund, LP, the “2015 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the 2015 Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the 2015 Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of December 31, 2018, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor Partners Fund, LP and 15,000,000 to the 2015 Additional Investors.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 26, 2015, we (i) entered into the Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the PDL Credit Agreement, as amended, (as detailed in NOTE 9); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and PDL; (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement, as amended, and to increase certain event of default acceleration and payment thresholds. As pertains to (iii) and (iv) above, pursuant to the terms of the PDL Credit Agreement, as amended, and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full.

On February 23, 2018, we entered into the Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor and certain investors ( the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The February 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of December 31, 2018, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 45,000,000 to the February 2018 Investors.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor and certain investors (all of which are directors of the Company) (the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 and a maturity date of July 12, 2028. As of December 31, 2018, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 21,000,000 to the July 2018 Investors.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $3,776,287 and $3,201,598 in interest for the years ended December 31, 2018 and 2017, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the Healthcor notes resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the years ended December 31, 2018 and 2017, we recorded a BCF of $133,220 and $154,274, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $29,239 and $24,658 in interest for the years ended December 31, 2018 and 2017, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at December 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $57,803 and $57,763 in interest for the years ended December 31, 2018 and 2017, respectively.

As Warrants were issued with the Eighth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Eighth Amendment Warrants was $10,707 and was recorded as interest expense with the credit to additional paid in capital. The carrying value of the Eighth Amendment Notes at December 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the modification agreement with PDL and PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, with the final payment due on December 31, 2019 a balloon payment of $263,786 representing the remaining principal balance plus all accrued and unpaid interest.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction will be recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

NOTE 14 – VARIABLE INTEREST ENTITIES

The Company consolidates VIEs of which it is the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. There were no VIEs as of the years ended December 31, 2018 and 2017.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

Tenth Amendment to Modification Agreement (see NOTE 11 for details of the Modification Agreement)

On January 31, 2019, the Company and PDL Investment Holdings, LLC (the “Lender”) entered into a Tenth Amendment to Modification Agreement (the “Tenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and February 28, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 28, 2019 (rather than January 31, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on December 31, 2018 would be deferred until February 28, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

Eleventh Amendment to Modification Agreement (see NOTE 11 for details of the Modification Agreement)

On February 28, 2019, the Company and PDL Investment Holdings, LLC entered into a Eleventh Amendment to Modification Agreement (the “Eleventh Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and March 31, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to March 31, 2019 (rather than February 28, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on February 28, 2019 would be deferred until March 31, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

Eleventh Amendment to the Note and Warrant Purchase Agreement

On March 27, 2019, the Company, HealthCor Partners Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P. and certain additional investors that purchased additional Notes and additional Warrants on February 17, 2015, additional Notes and additional Warrants on February 23, 2018 and additional Notes on July 13, 2018 entered into an amendment to the Note and Warrant Purchase Agreement, as amended  (the “Eleventh Amendment”) pursuant to which all parties agreed to amend and restate Section 5.3 Minimum Cash Balance (“Section 5.3”), wherein the requirement of maintaining a minimum cash balance has been removed and any breach of Section 5.3 has been waived.

Twelfth Amendment to Modification Agreement (see NOTE 11 for details of the Modification Agreement)

On March 29, 2019, the Company and PDL Investment Holdings, LLC entered into a Twelfth Amendment to Modification Agreement (the “Twelfth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to April 30, 2019 (rather than March 31, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Borrower’s interest payment that would otherwise be due to Lender on March 31, 2019 would be deferred until April 30, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.