Form 10-Q
period 2019-03-31
CareView Communications Inc
filed 2019-05-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(Address of principal executive offices

(972) 943-6050

(Registrant’s telephone number

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 14, 2019 was 139,380,748.

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$553,599	$1,200,725
Accounts receivable, net	1,275,583	1,276,992
Other current assets	1,343,081	1,408,426
Total current assets	3,172,263	3,886,143

Property and equipment, net	2,331,075	2,486,666

Other Assets:
Restricted cash	750,000	750,000
Intangible assets, net	759,160	746,140
Right to use asset, net	201,595	—
Other assets, net	998,669	1,125,654
Total other assets	2,709,424	2,621,794
Total assets	$8,212,762	$8,994,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$289,753	$509,298
Notes payable, current portion	17,130,453	15,513,786
Right to use liability, current portion	171,002	—
Other current liabilities	2,008,687	1,416,240
Total current liabilities	19,599,895	17,439,324

Long-term Liabilities:

Senior secured convertible notes, net of debt discount and debt costs of $4,651,140 and $4,714,453, respectively	66,070,870	64,374,606
Loan payable	3,333,333	5,000,000
Right to use liability, less current portion	42,750	—
Total long-term liabilities	69,446,953	69,374,606
Total liabilities	89,046,848	86,813,930

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 300,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,088,887	84,027,883
Accumulated deficit	(165,062,354)	(161,986,591)
Total stockholders’ deficit	(80,834,086)	(77,819,327)
Total liabilities and stockholders’ deficit	$8,212,762	$8,994,603

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues, net	$1,473,291	$1,582,514

Operating expenses:
Network operations	715,824	985,223
General and administration	748,825	891,511
Sales and marketing	70,123	155,922
Research and development	318,641	324,098
Depreciation and amortization	184,646	404,422
Total operating expense	2,038,059	2,761,176

Operating loss	(564,768)	(1,178,662)

Other income and (expense)
Interest expense	(2,516,638)	(3,635,067)
Interest income	417	1,067
Other income	5,226	11,601
Total other (expense)	(2,510,995)	(3,622,399)

Loss before taxes	(3,075,763)	(4,801,061)

Provision for income taxes	—	—

Net loss	$(3,075,763)	$(4,801,061)

Net loss per share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	139,380,748	$139,381	$83,617,896	$(145,908,741)	$(62,151,464)
Options granted as compensation	—	—	89,049	—	89,049
Beneficial conversion features for senior secured convertible notes	—	—	31,784	—	31,784
Revaluation of Rockwell Holdings I, LLC warrant	—	—	13,814	—	13,814
Net loss	—	—	—	(4,801,061)	(4,801,061)

Balance, March 31, 2018	139,380,748	$139,381	$83,752,543	$(150,709,802)	$(66,817,878)

Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	$139,381	$84,088,887	$(165,062,354)	$(80,834,086)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,075,763)	$(4,801,061)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	171,928	392,818
Amortization of debt discount and debt costs	1,055,264	871,127
Amortization of deferred installation costs	23,038	42,801
Amortization of deferred debt issuance and debt financing costs	116,438	75,240
Amortization of intangible assets	12,718	11,604
Interest incurred and paid in kind	647,389	1,893,823
Stock based compensation related to options granted	54,612	89,048
Stock based costs related to warrants issued	—	13,814
Loss on disposal of assets	—	6,725
Changes in operating assets and liabilities:
Accounts receivable	1,409	(77,332)
Other current assets	65,345	(1,023,582)
Other assets	39,462	4,098
Accounts payable	(219,545)	364,906
Other current liabilities	569,242	(32,723)
Net cash flows used in operating activities	(538,463)	(2,168,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,337)	(92,506)
Payment for deferred installation costs	(16,589)	(18,119)
Patent, trademark and other intangible asset costs	(25,737)	(48,016)
Net cash flows used in investing activities	(58,663)	(158,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	—	2,050,000
Repayment of notes payable	(50,000)	(50,000)
Net cash flows provided by (used in) financing activities	(50,000)	2,000,000

Decrease in cash	(647,126)	(327,335)
Cash, cash equivalents and restricted cash, beginning of period	1,950,725	4,566,392
Cash, cash equivalents and restricted cash, end of period	$1,303,599	$4,239,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$675,000

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$6,391	$31,784

Revaluation of warrants for modification of loan	$—	$13,814

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 29, 2019.

ASC 606, Revenue from Contracts with Customers

We adopted Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) on January 1, 2018 using the full retrospective transition method for recognizing revenue. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services to our customers and will provide financial statement readers with enhanced disclosures. Under ASC 606, there were no differences in the timing of our revenue recognition as compared to the requirements under ASC 605. We have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date and therefore we recognize revenue upon invoicing as further discussed below. Further, for those customers for which we are required to collect sales taxes, we record such sales taxes on a net basis which has no effect on the amount of revenue or expenses recognized as the sales taxes are a flow through to the taxing authority.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying condensed consolidated statements of operations. The table below details the activity in these deferred installation costs, which are included in other assets, net on the accompanying condensed consolidated balance sheet, during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$134,686	$215,548
Additions	16,589	18,119
Transfer to expense	(23,038)	(42,801)
Balance, end of period	$128,237	$190,866

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity, which are included in other current liabilities on the accompanying condensed consolidated balance sheet, during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$58,559	$17,430
Additions	—	87,062
Transfer to revenue	(26,361)	(37,409)
Balance, end of period	$32,198	$67,083

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standard Update 2016-02, Leases

We adopted Accounting Standard Update (“ASU”) 2016-02, Leases using the cumulative effect transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASU 2016-02 to the condensed consolidated balance sheet as of January 1, 2019 was as follows:

Right to Use Asset	$236,959
Right to Use Liability-ST	$166,955
Right to Use Liability-LT	$83,477

The $13,473 difference between Right to Use Assets and Right to Use Liabilities is the elimination of deferred rent liabilities. The adoption of ASU 2016-02 did not result in an adjustment to retained earnings. The adoption of ASU-2016-02 represents a change in accounting principle, however, the Company has a limited number of lease agreements and the impact on the Company’s condensed consolidated was immaterial.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 149,000,000 and 174,000,000 at March 31, 2019 and 2018, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CareView Connect

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

The decision as to how the Company will distribute CareView Connect has yet to be determined. Our options include direct sales to the end user, lease/buy purchase plans, or the Company may retain ownership and bill for monitoring services, or a combination of these options. Pending the final distribution decision, the equipment included in the CareView Connect product line is recorded as prepaid equipment on the accompanying condensed consolidated financial statements. Once the distribution decision is made, the CareView Connect equipment will be transferred to inventory or deployable fixed assets as appropriate.

Customer Concentration

During the three months ended March 31, 2019, Customer A accounted for 26% of our revenue. No other customer accounted for more than 10% of our revenue during that period. During the three months ended March 31, 2018, Customer A accounted for 24% of our revenue. Two customers accounted for 11% each of our revenue, while not other customers accounted for more than 10% of our revenue during that period.

Recently Issued and Newly Adopted Accounting Pronouncements

Aside from the change noted in Leases above, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2019 was approximately $554,000. At March 31, 2019, we also had $750,000 included in restricted cash in other assets on the condensed consolidated balance sheet.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 14, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Warrant Activity during the Three Months Ended March 31, 2019

During the three months ended March 31, 2019, no Warrants were issued.

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

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2019 and 2018, no options to purchase our Common Stock (the ‘‘Option(s)’’) were granted. During the three months ended March 31, 2019, Options totaling 920,000 expired and 4,001 Options were canceled. During the three months ended March 31, 2018, 597,998 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2018	21,700,293	$0.27	7.1	$—
Expired	(920,000)
Canceled	(4,001)
Balance at March 31, 2019	20,776,292	$0.25	7.0	$—
Vested and Exercisable at March 31, 2019	13,692,144	$0.33	6.3	$—

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2019 and 2018 ($54,613 and $89,049, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2019, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $213,188, which is expected to be recognized over a weighted-average period of 1.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid equipment	$1,286,339	$1,327,156
Other prepaid expenses	40,028	66,888
Other receivables	16,714	14,382
TOTAL OTHER CURRENT ASSETS	$1,343,081	$1,408,426

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Network equipment	$12,302,630	$12,302,328
Office equipment	294,358	293,709
Vehicles	217,004	217,004
Test equipment	190,474	175,603
Furniture	91,341	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,110,452	13,094,116
Less: accumulated depreciation	(10,779,377)	(10,607,450)
TOTAL PROPERTY AND EQUIPMENT	$2,331,075	$2,486,666

Depreciation expense for the three months ended March 31, 2019 and 2018 was $171,928 and $392,818, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$957,887	$204,857	$753,030
Other intangible assets	63,508	57,378	6,130
TOTAL INTANGIBLE ASSETS	$1,021,395	$262,235	$759,160

	December 31, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$932,149	$192,995	$739,154
Other intangible assets	63,508	56,522	6,986
TOTAL INTANGIBLE ASSETS	$995,657	249,517	$746,140

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2019
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,302,223	$864,254	$437,969
Prepaid financing costs	805,918	545,263	260,655
Deferred installation costs	1,827,003	1,698,765	128,238
Prepaid license fee	249,999	124,316	125,683
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,231,267	$3,232,598	$998,669

Other assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Deferred debt issuance costs	$1,302,223	$791,259	$510,964
Deferred financing costs	805,917	501,819	304,098
Deferred installation costs	1,810,414	1,675,728	134,686
Prepaid license fee	249,999	120,217	129,782
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$4,214,677	$3,089,023	$1,125,654

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued interest	$1,462,635	$750,548
Allowance for system removal	206,750	236,650
Deferred commission	139,041	117,206
Accrued rent expense	57,125	68,780
Accrued paid time off	56,375	129,773
Deferred revenue	32,198	58,559
Other accrued liabilities	19,119	31,568
Accrued taxes	35,444	23,156
TOTAL OTHER CURRENT LIABILITIES	$2,008,687	$1,416,240

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2019 as a result of the losses recorded during the three months ended March 31, 2019 and the additional losses expected for the remainder of 2019 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2019, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

NOTE 9 – AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement with PDL BioPharma, Inc. (“PDL”), as administrative agent and lender (“the Lender”) (the “PDL Credit Agreement”). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the “Tranche One Loan’). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full. Outstanding borrowings under the Tranche One Loan bears interest at the rate of 13.5% per annum, payable quarterly in arrears. The PDL Credit Agreement, as modified, includes a minimum cash balance requirement of $750,000, which has been recorded as restricted cash on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018, and should we drop below $750,000, it will trigger a default. On June 26, 2015, we issued Warrants to PDL for the purchase of an aggregate of 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share (the “PDL Warrant”)

On October 7, 2015, we entered into a First Amendment to the PDL Credit Agreement (the “First Amendment”). The First Amendment modified the conditions precedent to the funding of each tranche, such that, among other things, we no longer need to attain a specified milestone relating to the placement of our products in order for the Lender to fund us the Tranche One Loan. Contemporaneously with the execution of the First Amendment we borrowed the Tranche One Loan and issued to the Lender a term note in the principal amount of $20 million (the “Tranche One Term Note”), payable in accordance with the terms of the PDL Credit Agreement, as amended. On October 7, 2015, we also amended and restated the PDL Warrant changing the exercise price from $0.45 to $0.40 per share (the “Amended PDL Warrant”). We evaluated whether there was an increase in fair value which would require recognition of additional costs. No such increase in fair value was noted and no adjustment to the PDL Warrant valuation was necessary.

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a Modification Agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to PDL was recorded as deferred closing costs and all third-party payments were considered an expense and record as such on the accompanying condensed consolidated financial statements. Details of the PDL Modification Agreement are included in our Form 10-K filed with the SEC on March 29, 2019.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the PDL Credit Agreement, as amended, interest only payments of $675,000 for each of the first nine interest payment dates (December 31, 2015, March 31, June 30, September 30, and December 31, 2016, March 31, June 30, September 30, and December 31, 2017) were made timely. Pursuant to the terms of the PDL Modification Agreement, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, June 30, September 30, December 31, 2018 and March 31, 2019 have been delayed and are included in the payment due on May 15, 2019 (See NOTE 12 for further details). Quarterly payments under the PDL Credit Agreement subsequent to the PDL Modification Agreement will be due as detailed in the PDL Credit Agreement. We may elect to prepay the Loans at any time without any premium or penalty, subject to certain conditions.

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

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period, as amended (see below for details). We are in compliance with this covenant as of the date of this filing. The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

In addition, contemporaneously with the execution of the PDL Credit Agreement the Company and the Lender executed (i) a Registration Rights Agreement (as amended in the PDL Modification Agreement as discussed above) pursuant to which we agreed to provide the Lender with certain registration rights with respect to the shares of Common Stock issuable upon exercise of the PDL Warrant, (ii) a Guarantee and Collateral Agreement pursuant to which certain of our subsidiaries guaranteed the performance of our obligations under the PDL Credit Agreement, as modified, and granted the Lender a security interest in such subsidiaries’ tangible and intangible assets securing our performance of the same, and (iii) a Patent Security Agreement and a Trademark Security Agreement pursuant to which we granted the Lender a security interest in a certain subsidiary’s tangible and intangible assets securing the performance of our obligations under the PDL Credit Agreement, as modified.

On January 31, February 28 and March 29, 2019, the Company and Lender entered into Tenth, Eleventh and Twelfth Amendments to Modification Agreement, respectively, pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and February 28, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); that the Borrower could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to April 30, 2019 (rather than January 31, February 28 and March 31, respectively) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Company’s interest payment that would otherwise be due to Lender on December 31, 2018 would be deferred until April 30, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance costs associated with the PDL Credit Agreement, as amended are recorded as assets in accordance with the accounting standards as the PDL Credit Agreement, as amended is considered to be a credit facility and the warrants were payment for the facility and not the drawdowns. These costs are amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant”) resulting in an increase in fair value of $44,445, which was recorded as additional deferred financing costs in the accompanying consolidated financial statements. At March 31, 2019, pursuant to the terms of Ninth through Twelfth PDL Modification Agreement Amendment, including, but not limited to the change in the Modification Period from December 31, 2018 to April 30, 2019 (subsequently changed to May 15, 2019 pursuant to the Thirteenth PDL Modification Agreement Amendment, see NOTE 12 for further details), $1,380,661 was recorded as accrued interest on the accompanying condensed consolidated financial statements. We account for the restructuring of our debt agreements in accordance with the accounting standards applicable to troubled debt restructure, debt modification and extinguishment. Under the applicable accounting standards, we determined that the modifications of our agreement with PDL qualified for modification accounting and we expensed the debt issue costs paid to third parties, recognized the costs paid to PDL as a deferred debt issue cost and accounted for the change in the effective interest rate prospectively. For the three-month periods ended March 31, 2019 and 2018, $72,995 and $47,391, respectively, was amortized to interest expense. As of March 31, 2019, the Amended PDL Warrant has not been exercised. We also incurred certain closing costs related to the PDL Credit Agreement totaling $805,917 in the accompanying condensed consolidated financial statements. These costs have been recorded as deferred closing costs and are being amortized to interest expense over the term of the PDL Credit Agreement. For three month-periods ended March 31, 2019 and 2018, $43,443 and $27,849 was amortized to interest expense, respectively.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2019, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 24,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2019, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 16,000,000 to the 2015 Investors.

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

On June 26, 2015, we (i) entered into a Seventh Amendment to the HealthCor Purchase Agreement (the “Seventh Amendment”) pursuant to which the HealthCor Purchase Agreement was amended to permit the Company to enter into and perform its obligations under the PDL Credit Agreement (as detailed in NOTE 9); (ii) executed an Amendment to the Registration Rights Agreement between the Company and HealthCor dated April 21, 2011 (the “RR Agreement”) pursuant to which the RR Agreement was amended to make its priority of registration consistent with the Registration Rights Agreement executed by the Company and PDL; (iii) amended the 2011 HealthCor Notes to extend the maturity date, in the event that Tranche Two of the PDL Credit Agreement is funded, for such notes to 90 days after the earlier of the Tranche Two maturity date or repayment date, but not later than December 31, 2022, (iv) amended the 2012 HealthCor Notes, to set the maturity date at January 30, 2022 and, in the event that Tranche Two of the PDL Credit Agreement is funded, to extend such maturity date to 90 days after the earlier of the Tranche Two maturity date or repayment date, but later than December 31, 2022; and (v) amended each of the Senior Secured Convertible Notes issued under the HealthCor Purchase Agreement (the “HealthCor Notes”) to, among other things, subordinate the HealthCor Notes to the loans under the PDL Credit Agreement and to increase certain event of default acceleration and payment thresholds. ). As pertains to (iii) and (iv) above, pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor and certain investors (the “February 2018 Investors” and, collectively with HealthCor Partners Fund, LP, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of March 31, 2019, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 47,000,000 to the February 2018 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor and certain investors (all of which are directors of the Company) (the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 and a maturity date of July 12, 2028. As of March 31, 2019, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 22,000,000 to the July 2018 Investors.

On March 27, 2019, the Company, HealthCor and certain additional investors that purchased additional Notes and additional Warrants on February 17, 2015, additional Notes and additional Warrants on February 23, 2018 and additional Notes on July 13, 2018 entered into the Eleventh Amendment to the Note and Warrant Purchase Agreement, as amended, pursuant to which all parties agreed to amend and restate Section 5.3 Minimum Cash Balance (“Section 5.3”), wherein the requirement of maintaining a minimum cash balance has been removed and any breach of Section 5.3 has been waived in perpetuity.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,032,693 and $849,827 in interest for the three months ended March 31, 2019 and 2018, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the Healthcor notes resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the three months ended March 31, 2019 and 2918, we recorded a BCF of $6,390 and $31,784, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $8,122 and $6,849 in interest for the three months ended March 31, 2019 and 2018, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at December 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Warrants issued with the Sixth Amendment also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 in interest for both the three months ended March 31, 2019 and 2018.

As Warrants were issued with the Eighth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Eighth Amendment Warrants was $10,707 and was recorded as interest expense with the credit to additional paid in capital. The carrying value of the Eighth Amendment Notes at March 31, 2019 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.

NOTE 11 – JOINT VENTURE AGREEMENT

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLCs”).

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we were to make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the modification agreement with PDL and PDL Modification Agreement, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter during the term of the PDL Modification Agreement, with the final balloon payment of $263,786 representing the remaining principal plus all accrued and unpaid interest due on December 31, 2019.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On April 9, 2019, the Company, PDL Investment entered into a Fourth Amendment to Credit Agreement (the “Fourth Credit Agreement Amendment”), and in connection with the Fourth Credit Agreement Amendment, the PDL Investment executed an Amended and Restated Tranche One Term Note in the principal amount of $20,000,000 to the PDL Investments (the “Amended Tranche One Term Note”), pursuant to which the parties agreed, among other things, to amend the note from registered to unregistered form.

On April 29, 2019, the Company and PDL Investment entered into a Thirteenth Amendment to Modification Agreement (the “Thirteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the PDL Investment may elect, in its sole discretion, to terminate the Modification Period would be July 31, 2018 and May 15, 2019 (with each such date permitted to be extended by the PDL Investment in its sole discretion); that the Company could satisfy its obligations under the Modification Agreement to obtain financing by obtaining (i) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (ii) an additional (A) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (B) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to April 30, 2019 (rather than March 31, 2019) (resulting in aggregate net cash proceeds of at least $3,550,000); and that the Company’s interest payment that would otherwise be due to PDL Investments on April 30, 2019 would be deferred until May 15, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event. See NOTE 11 for details of the Modification Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018. The reported results will not necessarily reflect future results of operations or financial condition.

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

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView System suite. The CareView System suite includes three components which are separately billed; the Room Control Platform (the “RCP”), the Nurse Station, and mobile devices (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “Room Control Platform” or “RCP” as this component of the CareView System consistently resides within each room where the “bed” is located. On average, there are six Nurse Stations for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

Update on Significant Customer Agreements

In the foregoing discussion we use the term Bed Equivalent Units (“BEUs”) to describe the number of billed units at a specific location. BEUs are calculated by dividing the monthly revenue derived from a healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for an RCP.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

Hospital Corporation of America

West Florida Division

On April 26, 2016, we entered into a Master Agreement with the West Florida Division of Health Corporation of America (“HCA”), the nation’s leading provider of healthcare services. The West Florida Division has approximately 2,600 beds. The three-year divisional Master Agreement follows the successful P&S Pilot Agreement with HCA’s Blake Medical Center. Currently, we are billing 417 BEUs monthly.

Capital Division

On January 1, 2017, we entered into a P&S Agreement with HCA Capital Division pursuant to the HealthTrust GPO Agreement. We now have signed P&S Agreements for three facilities in the Capital Division, Lewis-Gale Medical Center, CJW Medical Center and Henrico Doctor’s Hospital totaling 169 units. There are 14 facilities in the division totaling approximately 3,200 staffed beds.

East Florida Division

On January 25, 2017, we entered into a P&S Agreement with HCA East Florida Division pursuant to the HealthTrust GPO Agreement. Under this agreement, our products and services will be available to all 13 facilities in the division, totaling approximately 3,600 staffed beds. Currently, we have 45 BEUs in place at one facility.

Community Health Systems, Inc.

On April 1, 2015, we closed a Master Agreement with Community Health Systems, Inc. (“CHS”). Under the terms of the Master Agreement, currently, we are billing 847 BEUs monthly in 13 hospitals. In early 2016, Mat-Su Regional Medical Center, a legacy CHS facility completed policy revision for patient video monitoring for CHS. With the policy revision complete, we have approval to contact all CHS facilities. We have had meetings with CHS market leaders and their Chief Nursing Officer and have their support, which could result in a potential roll-out of approximately 15,000 additional beds out of their estimated 27,000 staffed beds. CHS has begun expanding their CareView portfolio into their behavioral hospitals and within their facilities that are already using CareView.

The Community Medical Centers HealthCare Network-Central California

On July 7, 2016, we signed a P&S Pilot Agreement with Clovis Community Medical Center, owned by The Community Medical Centers HealthCare Network-Central California (“Community Medical HealthCare”), which owns approximately 1,120 beds. We have completed the initial rollout of 68 BEUs at Clovis Community Medical Center and 95 BEUs at Community Regional Medical Center. Both facilities became billable in May 2017.

Tenet Healthsystem Medical, Inc.

In February 2014, we entered into a Master Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”). The terms of the Master Agreement provide for the execution of a facilities level agreement with each hospital. We are currently billing 427 BEUs monthly.

Kaiser Permanente

We currently are billing 584 BEUs monthly in six Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

On November 2, 2015, we signed a P&S Agreement with Kaiser’s San Diego Medical Center. We currently have 16 installed BEUs at this facility and anticipate adding additional beds once use and need has been determined.

In early 2016 we commenced discussions with Kaiser Northwest Region for deployment of the CareView System in Kaiser’s hospitals in Oregon. On November 10, 2016, we signed a P&S Pilot Agreement with the Northwest Division of Kaiser Permanente. Execution of this agreement signals our expanded growth within the Kaiser system. The agreement calls for the installation of 85 BEUs at the Westside Medical Center.

After a successful pilot, in February 2016 we executed a P&S Agreement with Kaiser’s Los Angeles Medical Center for a total of 144 BEUs. We are also in pilot discussions with other Kaiser facilities in the San Diego area. While we are continuing our sales efforts at the hospital and regional level, there are still discussions regarding a possible Master Agreement. Notwithstanding those discussions we will continue to sell into other Kaiser Regions and look to convert our P&S Pilot Agreements into P&S Agreements that can be replaced by a Master Agreement if and when one is finalized.

Parkland

In September 2015 we signed a P&S Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System and are currently billing 440 BEUs.

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

Baptist Health South Florida

Baptist Health South Florida (“BHSF”) is a system comprised of 6 hospitals with 1,700 beds in the Miami area. They entered into a P&S Pilot Agreement in January 2016 to cover 99 beds. After a successful pilot BHSF has decided to move forward with a Master Agreement, which was finalized in July 2017. As of March 31, 2019, we are billing for 430 BEUs. CareView is in discussions with two additional BHSF facilities.

Adventist Health

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 units (“White Memorial”) following a successful pilot. White Memorial is part of the Adventist Health. There are a total of 16 facilities in the Adventist Health network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. To that end, we began billing on a P&S Agreement with Glendale Adventist for 85 BEUs on January 1, 2018 and on November 14, 2017 we began billing Adventist Health Bakersfield for 56 BEUs.

Baylor Scott & White Health

On June 30, 2017 we executed a Master Agreement with Baylor Scott & White Health (“BSW”) corporate. We have had meetings with the following BSW facilities as we move toward a corporate roll-out, which include: BSW Temple, BSW All-Saints, BSW Hillcrest, BSW Round Rock, BSW Waxahachie, and BSW White Rock. These facilities are gathering data so we can generate proposals. CareView is being used in three facilities where we are billing for a total of 255 BEUs.

VA Central Arkansas Veterans Healthcare System

The Company accomplished its first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System (“CAVHS”). Central Arkansas Memorial Veterans Hospital added 40 beds to the CareView contract in June 2018. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 146 BEUs installed and billable.

The Eugene J. Towbin Healthcare Center awarded CareView a contract for 88 BEUs in June 2018. This is the first Community Living Center, a VA Nursing Home, to use CareView, and could lead to adoption by other VA Community Living Centers.

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

Other VA Opportunities

The Company is currently in discussions with several other large VA Hospitals and anticipates additional orders under its MAS. Specifically, the Company is in the contracting process with other VA facilities, including VISN 9, covering all of Tennessee, most of Kentucky, and northern Mississippi, the VA Puget Sound Health Care System in Seattle Washington, the Oklahoma City VA Health Care System, in Oklahoma City, Oklahoma and the Amarillo VA Healthcare System in Amarillo, Texas.

Steward Healthcare

On April 13, 2017 the Company signed a Master Agreement under the HealthTrust GPO Agreement with Steward Health Care (“Steward”). Steward is headquartered in Boston, Massachusetts. Steward recently announced the acquisition of IASIS Healthcare and eight hospitals from CHS bringing its total to 35 hospital facilities in its network. Under the Master Agreement, CareView will install approximately 867 units in 11 hospitals in Massachusetts and 66 units in one hospital in Pennsylvania. CareView is installed in 19 facilities with 2,350 BEUs. All totaled, we anticipate being installed in all 35 of the Steward Hospital facilities with a total of over 3,200 units installed.

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

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. Billing for 106 BEUs began on November 1, 2017.

Montefiore Medical Center

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center (“Montefiore”) located in New York City. The P&S Pilot Agreement called for the installation of 46 units. On November 27, 2018 Montefiore cancelled the P&S Pilot Agreement. On December 18, 2017, CareView executed a three-year P&S Agreement with a Montefiore rehabilitation hospital for 32 BEUs. This became billable on April 11, 2018

LifePoint Health System

On September 29, 2017 the Company executed a P&S Pilot Agreement with Jackson Purchase Medical Center located in Mayfield, Kentucky. This is our first agreement in the LifePoint Health System (‘LifePoint”). We began billing for 42 units in January 2018 and finalized a P&S Agreement with LifePoint in April 2018. We signed a P&S Agreement with Logan Regional Medical Center located in Logan, West Virginia in July 2018 for 44 BEUs and will began billing during the 4th Quarter of 2018. We signed a P&S Agreement with Harris Regional Hospital for 45 BEUs in January 2019, becoming billable in March 2019. On April 12, 2019, we signed a P&S Agreement for 46 units with Southern Tennessee Regional Health System-Winchester.

Kootenai Health

On October 3, 2017, the Company executed a three-year P&S Agreement with Kootenai Health (“Kootenai”) located in Coeur d’ Alene, Idaho. The agreement calls for the installation of 49 BEUs. Kootenai provides a comprehensive range of medical services to patients in north Idaho, eastern Washington, Montana and the Inland Northwest at several facility locations. We began billing Kootenai in February 2018. Following positive results, we anticipate future growth in the Kootenai system.

Hays Medical Center

On November 10, 2017, the Company executed a P&S Agreement with Hays Medical Center located in Hays, Kansas. The agreement calls for the installation of 70 BEUs. The Hays Medical Center is part of the University of Kansas Health System.

Franciscan Missionaries of Our Lady Health System

In November 2017, we executed a 6-month P&S Pilot Agreement with Franciscan Missionaries of Our Lady Health System’s (“FMOL”) Our Lady of the Lake Regional Medical Center for 139 units and in December 2018, we moved into a P&S Agreement and added an additional 116 BEUs. We anticipate future growth in the FMOL which consists of six hospitals and 1,735 staffed beds. Conversations have begun with two other FMOL facilities.

Texas Health Resources

On December 13, 2017, we executed a Master Agreement with Texas Health Resources (“THR”) and a 6-month P&S Pilot Agreement with Texas Health Presbyterian Hospital Dallas for 56 BEUs. Following positive results, we anticipate future growth in the THR system which consists of 14 hospitals and 2,853 staffed beds.

Kindred Healthcare

On September 5, 2018 we executed a 6-month P&S Pilot Agreement with Kindred Hospital Westminster for 72 BEUs. Kindred Healthcare operates 22 inpatient rehabilitation hospitals in 11 states.

UPMC Pinnacle

On February 19, 2019, we executed a 36-month P&S Agreement with UPMC Pinnacle Carlisle for 56 BEUs. UPMC Pinnacle operates seven acute care hospitals in Pennsylvania.

Samaritan Health System

On February 28, 2019, we executed a 36-month P&S Agreement with Samaritan Medical Center in Watertown, New York for 84 BEUs.

CareView Connect

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

Our Products and Services

CareView Connect is a platform consisting of several products and applications targeted at improving level of care and efficiency. CareView is building a cohesive and tightly integrated solution that solves several problems that long-term care facilities face. We offer an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We offer a mobile app capable of delivering an alert to the caregiver and allows them document information around that alert. This allows for workflows and reports around the alerts, i.e. how long before the alert was handled, what was the cause of the alert, and if it was not acknowledged in a timely manner then the alert is escalated to another individual or group. This ensures that every alert is responded to timely and is verifiable. In addition, the caregiver usually is carrying out a litany of daily activities directed at each facility resident.

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

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed BEUs and billable BEUs as of April 30, 2019. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended or the pending proposals will be approved to ultimately result in the number of estimated BEUs. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed BEUs	Billable BEU	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential BEUs Available Under Current Contract/ Pilot Contracts(*)	BEUs in Negotiation Prior to Contract/ Pilot
105	8,996	8,648	172,519	65,335	56,273

(*) This number represents management’s best estimate of the number of units available to us in hospitals that are currently under contract. We assume that in any given acute care facility, our products and services are appropriate for deployment in approximately 70% of the total staffed beds. If we have specific information from a current contracted or pilot hospital that the number of potential BEUs in that hospital is either higher or lower than 70%, specific number has been used in the aggregate estimate.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	Change
	(000’s)
Revenue	$1,473	$1,583	$(110)
Operating expenses	2,038	2,762	(724)
Operating loss	(565)	(1,179)	614
Other, net	(2,511)	(3,622)	1,111
Net loss	$(3,076)	$(4,801)	$1,725

Revenue

Revenue decreased approximately $110,000 for the three months ended March 31, 2019 as compared to the same period in 2018. This decrease is a direct result of hospitals with billable BEUs decreasing to 104 on March 31, 2019 from 105 on March 31, 2018. Of the 104 hospitals with billable BEUs on March 31, 2019, one hospital group accounted for 26% of the total. Billable BEUs for all hospitals totaled 8,670 on March 31, 2019 as compared to 8,267 on March 31, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2019	2018
Human resource costs, including non-cash compensation	52%	53%
Professional and consulting costs	9%	10%
Depreciation and amortization	9%	15%
Oher product deployment costs	5%	7%
Travel and entertainment expense	7%	6%
Other expenses	18%	9%

Operating expenses decreased by 26% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(404)
Depreciation and amortization	(220)
Other product deployment costs, excluding human resources and travel and entertainment expense	(97)
Professional and consulting costs	(95)
Travel and entertainment expense	(19)
Other expenses	111
$(724)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count during the three months ended March 31, 2019 compared to the same period in 2018. While we had 54 employees at March 31, 2019 as compared to 68 for the comparable date for the prior year, on average we employed 53 employees over the course of current period as compared to 71 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $220,000, primarily as a result of a reduction in depreciation expense as certain RCP’s purchased in 2011 became fully depreciated in 2018. Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees decreased approximately $95,000, primarily as a result of decreased legal and consulting fees. Travel and entertainment expense decreased approximately $19,000 as a result of a reduction in product installations during the three-month period ended March 31, 2019 compared to the same period in 2018. For the comparable periods, other expenses increased approximately $111,000, primarily a result a change in disposal of assets ($87,000), a change in sales and property taxes ($73,000), and an increase in rent expense related to common area maintenance costs ($34,000), partially offset by reductions in Sales and Marketing and Research and Development non-personnel and travel costs ($77,000).

Other, net

Other non-operating income and expense decreased by $1,111,000, or 31%, for the three months ended March 31, 2019 in comparison to the same period in 2018, primarily as a result of the Ninth Amendments to the HealthCor Purchase Agreement (see NOTE 10 in the accompanying Notes to Condensed Consolidated Financial Statements for further details), wherein, among other things, paid in kind interest was eliminated on certain loans included in the Purchase Agreement.

Net Loss

As a result of the factors above, our first quarter 2019 net loss of $3,076,000 decreased $1,725,000, or 36%, as compared to the $4,801,000 net loss for the first quarter of 2018.

Liquidity and Capital Resources

Our cash position at March 31, 2019 was approximately $554,000. At March 31, 2019, we also had $750,000 included in restricted cash in other assets on the condensed consolidated balance sheet.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 14, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2019.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 29, 2019 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2019.

New Accounting Pronouncements

Aside from the change noted in Leases as summarized in NOTE 1 of the accompanying financial statements, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2019, except for the adoption of the ASU 2016-02 Leases, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document
10.01	4/29/19	Thirteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC(1)
31.1	5/14/19	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	5/14/19	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	5/14/19	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 1, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2019
CAREVIEW COMMUNICATIONS, INC.

	By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer