Form 10-Q
period 2019-06-30
CareView Communications Inc
filed 2019-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2019 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$879,335	$1,200,725
Accounts receivable	1,580,405	1,276,992
Other current assets	1,497,143	1,408,426
Total current assets	3,956,883	3,886,143

Property and equipment, net	2,198,747	2,486,666

Other Assets:
Restricted cash	—	750,000
Intangible assets, net	768,645	746,140
Right to use asset	164,697	—
Other assets, net	292,433	310,592
Total other assets	1,225,775	1,806,732
Total assets	$7,381,405	$8,179,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$357,084	$509,298
Notes payable, current portion	18,747,120	15,513,786
Right to use liability, current portion	175,539	—
Other current liabilities	2,833,978	1,416,240
Total current liabilities	22,113,721	17,439,324

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $12,292,274 and $14,431,614, respectively	67,866,960	64,374,606
Notes payable, net of debt costs of $292,814 and $815,062	1,573,852	4,184,938
Total long-term liabilities	69,440,812	68,559,544
Total liabilities	91,554,533	85,998,868

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized at June 30, 2019 and 300,000,000 shares authorized at December 31, 2018; 139,380,748 shares issued and outstanding at June 30, 2019 and December 31, 2018	139,381	139,381
Additional paid in capital	84,157,618	84,027,883
Accumulated deficit	(168,470,127)	(161,986,591)
Total stockholders’ deficit	(84,173,128)	(77,819,327)
Total liabilities and stockholders’ deficit	$7,381,405	$8,179,541

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues, net	$1,546,165	$1,508,611	$3,019,456	$3,091,125

Operating expenses:
Network operations	706,688	866,892	1,422,512	1,852,115
General and administration	720,369	807,910	1,469,194	1,699,421
Sales and marketing	68,695	73,894	138,818	229,816
Research and development	394,879	357,482	713,520	681,580
Depreciation and amortization	176,702	311,153	361,348	715,575
Total operating expense	2,067,333	2,417,331	4,105,392	5,178,507

Operating loss	(521,168)	(908,720)	(1,085,936)	(2,087,382)

Other income and (expense)
Interest expense	(2,887,193)	(3,633,729)	(5,403,831)	(7,268,796)
Interest income	145	864	562	1,931
Other income	443	434	5,669	12,035
Total other income (expense)	(2,886,605)	(3,632,431)	(5,397,600)	(7,254,830)

Loss before taxes	(3,407,773)	(4,541,151)	(6,483,536)	(9,342,212)

Provision for income taxes	—	—	—	—

Net loss	$(3,407,773)	$(4,541,151)	$(6,483,536)	$(9,342,212)

Net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	139,381	84,088,887	(165,062,354)	(80,834,086)

Options granted as compensation	—	—	54,320	—	54,320
Beneficial conversion features for senior secured convertible notes	—	—	14,411	—	14,411
Net loss	—	—	—	(3,407,773)	(3,407,773)

Balance, June 30, 2019	139,380,748	$139,381	$84,157,618	$(168,470,127)	$(84,173,128)

Balance, December 31, 2017	139,380,748	$139,381	$83,617,896	$(145,908,741)	$(62,151,464)
Options granted as compensation	—	—	89,049	—	89,049
Beneficial conversion features for senior secured convertible notes	—	—	31,784	—	31,784
Revaluation of Rockwell Holdings I, LLC warrant	—	—	13,814	—	13,814
Net loss	—	—	—	(4,801,061)	(4,801,061)

Balance, March 31, 2018	139,380,748	139,381	83,752,543	(150,709,802)	(66,817,878)

Options granted as compensation	—	—	58,649	—	58,649
Beneficial conversion features for senior secured convertible notes	—	—	32,777	—	32,777
Revaluation of Rockwell Holdings I, LLC warrant	—	—	—	—	—
Net loss	—	—	—	(4,541,151)	(4,541,151)

Balance, June 30, 2018	139,380,748	$139,381	$83,843,969	$(155,250,953)	$(71,267,603)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(6,483,536)	$(9,342,212)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	335,664	692,068
Amortization of debt discount and debt costs	2,160,142	1,762,298
Amortization of deferred installation costs	47,294	82,405
Amortization of deferred debt issuance and debt financing costs	522,247	150,480
Amortization of intangible assets	25,684	23,507
Interest incurred and paid in kind	1,303,014	3,876,846
Stock based compensation related to options granted	108,933	147,700
Stock based costs related to warrants issued	—	13,814
Loss on disposal of assets	—	6,725
Changes in operating assets and liabilities:
Accounts receivable	(303,413)	41,088
Other current assets	(88,717)	(888,638)
Other assets	80,458	8,197
Accounts payable	(152,214)	190,662
Other current liabilities	1,356,318	(14,954)
Net cash flows used in operating activities	(1,088,126)	(3,250,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(47,744)	(430,865)
Payment for deferred installation costs	(37,332)	(37,084)
Patent, trademark and other intangible asset costs	(48,188)	(67,100)
Net cash flows used in investing activities	(133,264)	(535,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	50,000	2,050,000
Proceeds from promissory notes	200,000	—
Repayment of notes payable	(100,000)	(100,000)
Net cash flows provided by financing activities	150,000	1,950,000

Decrease in cash	(1,071,390)	(1,835,063)
Cash, cash equivalents and restricted cash, beginning of period	1,950,725	4,566,392
Cash, cash equivalents and restricted cash, end of period	$879,335	$2,731,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$100,000	$1,350,000

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$20,802	$64,561

Revaluation of warrants for modification of loan	$—	$13,814

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

Revenue Recognition

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$134,686	$215,548
Additions	37,332	37,083
Transfer to expense	(47,294)	(82,405)
Balance, end of period	$124,724	$170,226

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$58,559	$17,430
Additions	—	87,061
Transfer to revenue	(52,722)	(69,529)
Balance, end of period	$5,837	$34,962

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease terms of 12 months. We adopted Accounting Standard Update (“ASU”) 2016-02, Leases using the cumulative effect transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASU 2016-02 to the condensed consolidated balance sheet as of January 1, 2019 was as follows:

Right to Use Asset	$236,959
Right to Use Liability-ST	$166,955
Right to Use Liability-LT	$83,477

The adoption of ASU 2016-02 did not result in an adjustment to retained earnings. The adoption of ASU-2016-02 represents a change in accounting principle.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. Potential common shares totaling approximately 154,000,000 and 177,000,000 at June 30, 2019 and 2018, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2019 was approximately $879,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On April 11, 2019 the Board of Directors of the Company approved an amendment (the “Charter Amendment”) to our Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $0.001, from 300,000,000 shares to 500,000,000 shares. Subsequently, on May 14, 2019, the Charter Amendment was approved by written consent of the holders of 72,863,770 shares of our Common Stock, representing approximately 52% of our outstanding shares of Common Stock, in lieu of a special meeting. The Charter Amendment was filed with the Secretary of State of the State of Nevada on, and effective as of, June 26, 2019. Also, on April 11, 2019, the Board of Directors approved an amendment to the Company’s Bylaws to amend Section 8, Action Without a Meeting, to replace the wording of that section in its entirety.

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

Warrant Activity during the Six Months Ended June 30, 2019

On May 15, 2019, we issued 250,000 ten-year Warrants (with a fair value of $4,000) at an exercise price of $0.03 per share to a director.

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

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2019 and 2018, no options to purchase our Common Stock (the ’‘Option(s)’’) were granted. During the six months ended June 30, 2019, Options totaling 921,999 Options expired and 10,669 Options were canceled. During the six months ended June 30, 2018, no options to purchase our Common Stock (the ’‘Option(s)’’) were granted. During the same six-month period, 567,334 Options expired and 146,664 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2018	21,700,293	$0.27	7.1	$—
Expired	(921,999)
Canceled	(12,335)
Balance at June 30, 2019	20,765,959	$0.25	6.7	$—
Vested and Exercisable at June 30, 2019	13,690,143	$0.33	6.0	$—

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2019 and 2018 ($108,933 and $147,697, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $158,000, which is expected to be recognized over a weighted-average period of 1.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid equipment	$1,276,724	$1,327,156
Oher prepaid expenses	203,884	66,888
Other current assets	16,535	14,382
TOTAL OTHER CURRENT ASSETS	$1,497,143	$1,408,426

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Network equipment	$12,326,438	$12,302,328
Office equipment	301,959	293,709
Vehicles	217,004	217,004
Test equipment	190,474	175,603
Furniture	91,341	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,141,861	13,094,116
Less: accumulated depreciation	(10,943,114)	(10,607,450)
TOTAL PROPERTY AND EQUIPMENT	$2,198,747	$2,486,666

Depreciation expense for the six months ended June 30, 2019 and 2018 was $335,664 and $634,833, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$980,337	$216,956	$763,381
Other intangible assets	63,508	58,244	5,264
TOTAL INTANGIBLE ASSETS	$1,043,845	$275,200	$768,645

	December 31, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$932,149	$192,995	$739,154
Other intangible assets	63,508	56,522	6,986
TOTAL INTANGIBLE ASSETS	$995,657	249,517	$746,140

Other assets consist of the following:

	June 30, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,847,746	$1,723,022	$124,724
Prepaid license fee	249,999	128,414	121,585
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,143,869	$1,851,436	$292,433

Other assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,810,414	$1,675,728	$134,686
Prepaid license fee	249,999	120,217	129,782
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,106,537	$1,795,945	$310,592

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued interest	$2,167,802	$750,548
Allowance for system removal	148,750	236,650
Deferred commission	139,041	117,206
Accrued insurance	135,520	—
Other accrued liabilities	111,645	31,568
Accrued paid time off	76,119	129,773
Accrued taxes	49,264	23,156
Deferred revenue	5,837	58,559
Accrued rent expense	—	68,780
TOTAL OTHER CURRENT LIABILITIES	$2,833,978	$1,416,240

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2019 as a result of the losses recorded during the six months ended June 30, 2019 and the additional losses expected for the remainder of 2019 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2019, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From October 8, 2015 through May 14, 2019, the outstanding borrowings under the Tranche One Loan bore interest at the rate of 13.5% per annum, payable quarterly. On May 15, 2019, pursuant to the terms of the Fifth Amendment to the PDL Credit Agreement (see below for additional details), the interest increased to 15.5% per annum, payable quarterly. Also, on May 15, 2019, pursuant to the terms of the Fourteenth Amendment to the PDL Modification Agreement (see below for additional details), the minimum cash balance requirement of $750,000 was reduced to $0.

On June 26, 2015, we issued Warrants to PDL for the purchase of an aggregate of 4,444,445 shares of our Common Stock at an exercise price of $0.45 per share (the “PDL Warrant”).

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

On December 28, 2017, the Company and PDL Investment Holdings, LLC (as assignee of PDL) (“PDL Investment”) entered into a Binding Forbearance Term Sheet (the “Forbearance Term Sheet”) in order to modify certain provisions of the PDL Credit Agreement to prevent any Events of Default from occurring on December 31, 2017. This Forbearance Term Sheet was the governing document until February 2, 2018, at which time, the Company and PDL Investment entered into a Modification Agreement (the “PDL Modification Agreement”), effective December 28, 2017, with respect to the PDL Credit Agreement which reiterated the terms included in the Forbearance Term Sheet and effective February 2, 2018, entered into certain consents and amendments with respect to other existing agreements. In accordance with GAAP, we accounted for this transaction as a debt modification, wherein consideration given to PDL was recorded as deferred closing costs and all third-party payments were considered an expense and recorded as such on the accompanying condensed consolidated financial statements. Details of the PDL Modification Agreement, as amended, are included in our Form 10-K filed with the SEC on March 29, 2019.

Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, and June 30, 2019 have been delayed and are included in the payment due on September 30, 2019 (see Fourteenth Amendment to the PDL Modification Agreement below for additional details).

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, and June 30, 2019 have been delayed and are also included in the payment due on September 30, 2019 (see Fourteenth Amendment to the PDL Modification Agreement below for additional details).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The obligations under the PDL Credit Agreement, as modified, are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and the 2019 Investor (as defined in NOTE 10) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and the 2019 Investor.

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period (see Fourteenth Amendment to the PDL Modification Agreement below for additional details). We are in compliance with this covenant as of the date of this filing. The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

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

On January 31, 2019, February 28, 2019, March 29, 2019 and April 29, 2019, the Company and Lender entered into the Tenth, Eleventh, Twelfth, and Thirteenth Amendments to the PDL Modification Agreement, as previously amended, respectively, pursuant to which the parties agreed to amend the PDL Modification Agreement to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and, pursuant to the Thirteenth Amendment to the PDL Modification Agreement, May 15, 2019 (rather than January 31, February 28, March 31, and April 30, respectively) (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Company could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (rather than January 31, February 28, March 31, and April 30, respectively) (resulting in aggregate net cash proceeds of at least $3,550,000); and (C) the Company’s quarterly interest payments that would otherwise have been due to Lender on December 31, 2018 and March 31, 2019 would be deferred until May 15, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 9, 2019, the Company, PDL Investment entered into a Fourth Amendment to PDL Credit Agreement (the “Fourth Amendment to the PDL Credit Agreement”), wherein the Company executed an Amended and Restated Tranche One Term Note in the principal amount of $20,000,000 to PDL Investments (the “Amended Tranche One Loan”), pursuant to which the parties agreed, among other things, to amend the note from registered to unregistered form.

On May 15, 2019, the Company, the Lender, Steven G. Johnson (our Chief Executive Officer, President, Secretary and Treasurer), individually, and Dr. James R. Higgins (a member of our board of directors), individually (Mr. Johnson and Dr. Higgins, collectively, the “Tranche Three Lenders”) entered into a Fifth Amendment to the PDL Credit Agreement (the “Fifth PDL Credit Agreement Amendment”), pursuant to which the parties agreed to amend the PDL Credit Agreement to, among other things, (i) provide for a new tranche of term loan in the aggregate principal amount of $200,000, from the Tranche Three Lenders, with a maturity date of October 7, 2020 and bearing interest at the rate of 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended) (the “Tranche Three Loan”); (ii) increase the interest rate for outstanding borrowings under the Amended Tranche One Loan from 13.5% per annum to 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended), effective May 15, 2019,; and (iii) provide for the issuance of the Twelfth Amendment Note, pursuant to the terms of the Twelfth Amendment to the HealthCor Agreement (see Note 10 for details). Under the accounting standards, we determined that the restructuring of the Tranche One Loan resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. Also on May 15, 2019, upon the execution of the Fifth PDL Credit Agreement Amendment, (i) the Company sold and issued the Tranche Three Lenders term notes in the aggregate principal amount of $200,000, payable in accordance with the terms of the PDL Credit Agreement (the “Tranche Three Loans”), $150,000 from Mr. Johnson and $50,000 from Dr. Higgins, and (ii) the Company issued a warrant for the purchase of 250,000 shares of Common Stock, with an exercise price per share equal to $0.03 (subject to adjustment as described therein) and an expiration date of May 15, 2029 (the “Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Tranche Three Loan. Mr. Johnson declined to be issued a Tranche Three Loan Warrant.

On May 15, 2019 the Company and the Lender entered into the Fourteenth Amendment to the PDL Modification Agreement (the “Fourteenth Amendment to the PDL Modification Agreement”), pursuant to which, in connection with the Twelfth Amendment to the HealthCor Purchase Agreement (see NOTE 10 for further details) and the Fifth Amendment to the PDL Credit Agreement, the parties agreed to amend the PDL Modification Agreement, as previously amended, to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Borrower could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $1,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $250,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (resulting in aggregate net cash proceeds of at least $3,300,000); (C) the Liquidity required during the Modification Period would be lowered to $0 from $750,000; and (D) the Company’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019 and June 30, 2019 would be deferred until September 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of June 30, 2019, the Amended PDL Warrant has not been exercised. At June 30, 2019, the outstanding balance of certain debt issuance and closing costs related to the PDL Credit Agreement totaling $292,813 was recorded as deferred closing costs in the accompanying condensed consolidated financial statements. Historically, the deferred closing costs had been presented as other assets, as the costs were incurred prior the first draw down. The costs should have been reclassified as a direct deduction of the debt when the funds were provided.  The costs are presented as a direct deduction from the debt as of June 30, 2019, and $815,062 of such costs that were historically presented as other assets have been reclassified as contra debt in the consolidated balance sheet as of December 31, 2018.  Management evaluated this classification error on prior period financial statements and concluded the impact was immaterial. Through December 31, 2018, these costs were amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended.

During the six months ended the Company and Lender entered into five amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the five amendments qualified for modification accounting, while the final four qualified for troubled debt restructuring accounting. As appropriate, we expensed the debt issuance costs paid to third parties, recognized the costs paid to PDL as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively. For the three- and six-month periods ended June 30, 2019 $405,810 and $522,247, respectively, was amortized to interest expense. For the three- and six-month periods ended June 30, 2018 $75,240 and $150,480, respectively, was amortized to interest expense.

At June 30, 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $2,076,111 was recorded as accrued interest on the accompanying condensed consolidated financial statements.

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Tranche Three Loan Warrant was $3,704 and was recorded as interest expense at June 30, 2019.

NOTE 10 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, as discussed below, the accrual of interest has been suspended after September 30, 2018. From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable. Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock has been eliminated.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2012, we entered into the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 30, 2012, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2012 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $1.25 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2012 HealthCor Notes. Pursuant to the terms of the Ninth Amendment, as discussed below, the accrual of interest has been suspended after September 30, 2018

On August 20, 2013, we entered into a Third Amendment to the HealthCor Purchase Agreement with HealthCor (the “Third Amendment”) to redefine our minimum cash balance requirements. Previously we were required to maintain a minimum cash balance of $5,000,000 and should we drop below that balance, it triggered a default. The Third Amendment allowed for a reduced minimum cash period, as defined in the HealthCor Purchase Agreement, which allowed us to drop below $5,000,000, but not below $4,000,000. All other terms and conditions of the HealthCor Purchase Agreement, including all amendments thereto, remain the same. Upon entering the reduced minimum cash period (which occurred on October 7, 2013), we had 120 days to return our minimum cash balance to the original $5,000,000. On January 16, 2014, we increased our cash balance to in excess of the original $5,000,000 minimum allowable balance.

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2019, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 24,000,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2019, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 17,000,000 to the 2015 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of June 30, 2019, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 48,000,000 to the February 2018 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”). As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of June 30, 2019, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 23,000,000 to the July 2018 Investors.

On March 27, 2019, we entered into the Eleventh Amendment to the HealthCor Purchase Agreement, as amended, with HealthCor, the 2015 Investors, the February 2018 Investors and the July 2018 Investors, pursuant to which all parties agreed to amend and restate Section 5.3 Minimum Cash Balance (“Section 5.3”), wherein the requirement of maintaining a minimum cash balance has been removed and any breach of Section 5.3 has been waived in perpetuity.

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Notes. The Twelfth Amendment Notes have a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of June 30, 2019, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 2,000,000 to the 2019 Investor.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $2,171,960 and $1,719,400 in interest for the six months ended June 30, 2019 and 2018, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the six months ended June 30, 2019 and 2018, we recorded a BCF of $31,951 and $64,561, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $16,598 and $13,997 in interest for the six months ended June 30, 2019 and 2018, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at December 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy. The Sixth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $28,901 in interest expense for both the six months ended June 30, 2019 and 2018. The Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Eighth Amendment Warrants was $10,707, which was recorded as interest expense at June 30, 2019.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we were to make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent quarter through September 30, 2019. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, as amended, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter, through the end of the PDL Modification Period, September 30, 2019. The final balloon payment of $461,283 representing the remaining principal plus all accrued and unpaid interest is due on December 31, 2019. We were not in default of any conditions under the Settlement Agreement and amended Rockwell Note as of June 30, 2019.

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

CareView’s secure video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device, allowing the nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and facilitates a host of modules for patient safety and workflow improvements. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA’) compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

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

Update on Significant Customer Agreements

In the foregoing discussion we use the term Bed Equivalent Units (“BEUs”) describe the number of billed at a specific location. BEUs are calculated by dividing the monthly revenue derived from a healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for an RCP.

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

Community Health Systems, Inc.

Community Health Systems, Inc. (“CHS”) renewed its corporate agreement with CareView in December 2018. CHS currently has 107 hospitals nationwide. Under the terms of the Master Agreement, currently, we are billing 875 BEUs monthly in 14 hospitals. CHS has begun expanding its CareView portfolio into its behavioral hospitals and within its facilities that are already using CareView’s product.

The Community Medical Centers HealthCare Network-Central California

The Community Medical Centers HealthCare Network-Central California (“Community Medical HealthCare”) owns approximately 1,120 beds in two facilities. We currently have a 68 BEU pilot agreement with Clovis Community Medical Center and are in the process of converting to a three-year agreement. Community Regional Medical Center entered into a three-year agreement for 95 BEUs beginning in March 2017.

Tenet Healthsystem Medical, Inc.

In March 2017, we entered into a Tri-Party Agreement with Tenet Healthsystem Medical, Inc. (“Tenet”) and HealthTrust Purchasing Group, L.P. The terms of this agreement provide for the execution of a facilities level agreement with each hospital. Tenet is currently looking for an enterprise-wide solution. We are currently billing 418 BEUs monthly.

Kaiser Permanente

We currently are billing 570 BEUs monthly in six Kaiser Permanente (“Kaiser”) facilities. In April and May 2014, we executed P&S Pilot Agreements with Kaiser’s Baldwin Park and Panorama City facilities, respectively. This is in addition to our P&S Pilot Agreement with Kaiser Orange County covering its facilities in Anaheim and Irvine, California which was executed in October 2013. The P&S Pilot Agreements for these four facilities provide for a monthly renewal until termination or replacement by a Master Agreement or individual P&S Agreements. We finalized a P&S Agreement with the Irvine facility in October 2016 and we are now in the process of finalizing a conversion from a P&S Pilot Agreement to a P&S Agreement with the Anaheim facility. Both of these facilities are in the process of determining their needs as it relates to adding additional units.

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

Parkland

In September 2015 we signed a P&S Agreement with Dallas County Hospital District d/b/a Parkland Health & Hospital System and are currently billing 440 BEUs. The P&S Agreement was renewed for an additional year effective July 1, 2019.

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

Baptist Health South Florida

Baptist Health South Florida (“BHSF”) is a system comprised of 6 hospitals with 1,700 beds in the Miami area. BHSF finalized a Master Agreement in July 2017. We are currently billing for 430 BEUs. They have requested an additional 67 BEUs. We are in discussions with two additional BHSF facilities.

AdventHealth

In March 2017 we entered into a P&S Agreement with White Memorial Hospital for 78 units following a successful pilot. White Memorial is part of the AdventHealth. There is a total of 16 facilities in the AdventHealth network. We are working on collecting data in anticipation of setting up a meeting to discuss a Master Agreement and system-wide roll-out. To that end, we began billing on a P&S Agreement with Glendale Adventist for 85 BEUs on January 1, 2018 and on November 14, 2017 we began billing AdventHealth Bakersfield for 56 BEUs.

Baylor Scott & White Health

On June 30, 2017 we executed a Master Agreement with Baylor Scott & White Health (“BSW”) corporate. We have had meetings with the following BSW facilities as we move toward a corporate roll-out, which include: BSW Temple, BSW All-Saints, BSW Hillcrest, BSW Round Rock, BSW Waxahachie, and BSW White Rock. These facilities are gathering data so we can generate proposals. CareView is being used in three facilities where we are billing for a total of 198 BEUs.

VA Central Arkansas Veterans Healthcare System

We accomplished our first contract with a VA facility, specifically the Central Arkansas Veterans Healthcare System (“CAVHS”), for 106 BEUs in April 2017. CAVHS renewed the contract for an additional year in April 2019. Central Arkansas Memorial Veterans Hospital added 46 BEUs to the contract in June 2018 and renewed in July 2019. The CareView System is now completely installed at John L. McClellan Memorial Veterans Hospital in Little Rock with 152 BEUs installed and billable.

The Eugene J. Towbin Healthcare Center (“Towbin HC”) awarded CareView a contract for 88 BEUs in June 2018. This is the first Community Living Center, a VA Nursing Home, to use CareView, and could lead to adoption by other VA Community Living Centers. Towbin HC renewed the contract in July 2019.

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

In June 2019, CareView entered into a Reseller Agreement with Professional XRay, Inc, a Service Disabled Veteran Owned Small Business.

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

Atlantic Health System

In March 2019, we executed a P&S Agreement under our HealthTrust GPO Agreement with Atlantic Health System (“AHS”). AHS is headquartered in Morristown, New Jersey and one of the leading non-profit health care systems in the state of New Jersey. AHS consists of five hospitals and approximately 893 staffed beds. AHS has 170 BEUs across three hospitals.

Baptist Southeast Texas

On May 15, 2017 we executed a Purchase Agreement under its HealthTrust GPO Agreement with Baptist Southeast Texas. Billing for 106 BEUs began on November 1, 2017.

Montefiore Medical Center

On June 8, 2017 the Company executed a P&S Pilot Agreement with Montefiore Medical Center (“Montefiore”) located in New York City. The P&S Pilot Agreement called for the installation of 46 units. On November 27, 2018 Montefiore cancelled the P&S Pilot Agreement. On December 18, 2017, CareView executed a three-year P&S Agreement with a Montefiore rehabilitation hospital for 32 BEUs. This became billable on April 11, 2018.

LifePoint Health System

We finalized a P&S Agreement with LifePoint Health Systems (“LifePoint”) in April 2018. LifePoint owns 89 hospitals. We have 354 contracted BEUs in 6 hospitals. We are currently in negotiations with several other LifePoint facilities.

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

Franciscan Missionaries of Our Lady Health System

In December 2018, we executed a three-year agreement with Franciscan Missionaries of Our Lady Health System’s (“FMOL”) Our Lady of the Lake Regional Medical Center (“Our Lady of the Lake RMC”). As of May 2019, Our Lady of the Lake RMC has contracted with us for 361 BEUs. We anticipate future growth in the FMOL which consists of six hospitals and 1,735 staffed beds. Conversations have begun with two other FMOL facilities.

Texas Health Resources

On December 13, 2017, we executed a Master Agreement with Texas Health Resources (“THR”) and a 6-month P&S Pilot Agreement with Texas Health Presbyterian Hospital Dallas for 56 BEUs. Following positive results, we anticipate future growth in the THR system which consists of 14 hospitals and 2,853 staffed beds. THR is in the process of evaluating an enterprise-wide solution.

Kindred Healthcare

On September 5, 2018 we executed a 6-month P&S Pilot Agreement with Kindred Hospital Westminster for 72 BEUs. Kindred Healthcare operates 22 inpatient rehabilitation hospitals and 54 long term acute care hospitals.

UPMC Pinnacle

On February 19, 2019, we executed a 36-month P&S Agreement with UPMC Pinnacle Carlisle for 56 BEUs. UPMC Pinnacle operates seven acute care hospitals in Pennsylvania.

Samaritan Health System

On February 28, 2019, we executed a 36-month P&S Agreement with Samaritan Medical Center in Watertown, New York for 84 BEUs.

Northeast Georgia Health System

On April 30, 2019, we executed a 36-month P&S Agreement with Northeast Georgia Health System for 526 BEUs.

Banner Health

Banner Health operates 28 hospitals with over 5,200 staffed beds. On May 2, 2019, Banner Del Webb Medical Center entered into a 6-month pilot agreement with CareView for 42 BEUs.

Saint Luke’s Health System

Saint Luke’s Health System operates 16 hospitals with over 1,000 beds in the Kansas City, MO area. On May 24, 2019 SLHS executed a 6-month pilot agreement for 180 BEUs in two hospitals with plans to expand to its other locations.

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

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed BEUs and billable BEUs as of June 30, 2019. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended, or the pending proposals will be approved to ultimately result in the number of estimated BEUs. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed BEUs	Billable BEU	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential BEUs Available Under Current Contract/ Pilot Contracts (*)	BEUs in Negotiation Prior to Contract/ Pilot
102	9,280	8,855	177,938	66,772	54,690

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	(000 ’s)
Revenue	$1,546	$1,509	$37
Operating expenses	2,067	2,418	(351)
Operating loss	(521)	(909)	(388)
Other, net	(2,887)	(3,632)	(745)
Net loss	$(3,408)	$(4,541)	$(1,133)

Revenue

Revenue increased approximately $37,000 for the three months ended June 30, 2019 as compared to the same period in 2018. Hospitals with billable BEUs decreased to 102 on June 30, 2019 from 104 on June 30, 2018. The slight increase in revenue is a result of a change in billable BEU mix within the 102 hospitals. Of the 102 hospitals with billable BEUs on June 30, 2019, one hospital group accounted for 25% of the total. Billable BEUs for all hospitals totaled 8,855 on June 30, 2019 as compared to 8,740 on June 30, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2019	2018
Human resource costs, including non-cash compensation	57%	56%
Professional and consulting costs	7%	5%
Depreciation and amortization	9%	13%
Other product deployment costs	4%	6%
Travel and entertainment expense	8%	6%
Other expenses	15%	14%

Operating expenses decreased by 15% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(165)
Depreciation and amortization	(135)
Other product deployment costs, excluding human resources and travel and entertainment expense	(55)
Professional and consulting costs	5
Travel and entertainment expense	14
Other expenses	(15)
$(351)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count during the three months ended June 30, 2019 compared to the same period in 2018. While we had 54 employees at June 30, 2019 as compared to 62 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 64 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $135,000, primarily as a result of a reduction in depreciation expense as certain RCP’s purchased in 2011 became fully depreciated in 2018. Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees decreased approximately $19,000, primarily as a result of decreased legal and consulting fees. Travel and entertainment expense increased approximately $14,000 as a result of a higher product installations during the three-month period ended June 30, 2019 compared to the same period in 2018. For the comparable periods, other expenses decreased approximately $15,000, primarily a result of a reduction in Sales and Marketing and Research and Development non-personnel and travel costs ($32,000), partially offset by an increase in sales and property taxes ($17,000).

Other, net

Other non-operating income and expense decreased by $745,000, or 21%, for the three months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of the Ninth Amendment to the HealthCor Purchase Agreement (see NOTE 10 in the accompanying Notes to Condensed Consolidated Financial Statements for further details), wherein, among other things, paid in kind interest was eliminated on certain loans included in the Purchase Agreement, partially offset by increased interest expense related to certain modifications to the Credit Agreement, as amended, with PDL BioPharma, Inc. (see NOTE 9 in the accompanying Notes to Condensed Consolidated Financial Statements for further details).

Net Loss

As a result of the factors above, our net loss of approximately $3,408,000 for the three months ended decreased approximately $1,133,000, or 25%, as compared to approximately $4,541,000 of net loss for the same period in 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	(000 ’s)
Revenue	$3,019	$3,091	$(72)
Operating expenses	4,105	5,178	(1,073)
Operating loss	(1,086)	(2,087)	(1,001)
Other, net	(5,398)	(7,255)	(1,857)
Net loss	$(6,484)	$(9,342)	$(2,858)

Revenue

Revenue decreased approximately $72,000 for the six months ended June 30, 2019 as compared to the same period in 2018. This decrease is a direct result of hospitals with billable BEUs decreasing to 102 on June 30, 2019 from 104 on June 30, 2018. Of the 102 hospitals with billable BEUs on June 30, 2019, one hospital group accounted for 25% of the total. Billable BEUs for all hospitals totaled 8,855 on June 30, 2019 as compared to 8,740 on June 30, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2019	2018
Human resource costs, including non-cash compensation	55%	54%
Professional and consulting costs	8%	8%
Depreciation and amortization	9%	14%
Oher product deployment costs	4%	6%
Travel and entertainment expense	8%	6%
Other expenses	16%	12%

Operating expenses decreased by 21% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(568)
Depreciation and amortization	(354)
Other product deployment costs, excluding human resources and travel and entertainment expense	(152)
Professional and consulting costs	(89)
Travel and entertainment expense	(4)
Other expenses	94
$(1,073)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count during the six months ended June 30, 2019 compared to the same period in 2018. While we had 54 employees at June 30, 2019 as compared to 62 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 64 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $354,000, primarily as a result of a reduction in depreciation expense as certain RCP’s purchased in 2011 became fully depreciated in 2018. Other product development costs decreased $152,000 primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees decreased approximately $113,000, primarily as a result of decreased legal and consulting fees. Travel and entertainment expense decreased approximately $4,000 as a result of a reduction in product installations during the six-month period ended June 30, 2019 compared to the same period in 2018. For the comparable periods, other expenses increased approximately $94,000, primarily a result a change in disposal of assets ($87,000), an increase in sales and property taxes ($90,000), and an increase in rent expense related to common area maintenance costs ($34,000), partially offset by reductions in Sales and Marketing and Research and Development non-personnel and travel costs ($109,000).

Other, net

Other non-operating income and expense decreased by $1,857,000, or 26%, for the six months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of the Ninth Amendments to the HealthCor Purchase Agreement (see NOTE 10 in the accompanying Notes to Condensed Consolidated Financial Statements for further details), wherein, among other things, paid in kind interest was eliminated on certain loans included in the Purchase Agreement, partially offset by increased interest expense related to certain modifications to the Credit Agreement, as amended, with PDL BioPharma, Inc. (see NOTE 9 in the accompanying Notes to Condensed Consolidated Financial Statements for further details).

Net Loss

As a result of the factors above, our net loss of approximately $6,484,000 for the six months ended June 30, 2019 decreased approximately $2,858,000, or 31%, as compared to approximately $9,342,000 of net loss for the same period in 2018.

Liquidity and Capital Resources

Our cash position at June 30, 2019 was approximately $879,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

As of June 30, 2019, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2019.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2019, except for the adoption of the ASU 2016-02 Leases, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
3.01	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada*
3.02	6/26/19	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on June 26, 2019 (File No. 000-54090))
3.03	n/a	Amended Bylaws of CareView Communications, Inc., a Nevada corporation*
10.01	4/09/19	Fourth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.02	4/09/19	Amended and Restated Tranche One Term Note (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.03	4/29/19	Thirteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 1, 2019 (File No. 000-54090))
10.04	5/15/19	Fourteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.05	5/15/19	Twelfth Amendment to Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.06	5/15/19	Form of Twelfth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.07	5/15/19	Fifth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.08	5/15/19	Form of Tranche Three Term Note (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.09	5/15/19	Form of Tranche Three Loan Warrant (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
31.1	8/14/19	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	8/14/19	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	8/14/19	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2019

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer