Form 10-Q
period 2019-09-30
CareView Communications Inc
filed 2019-11-14
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(972) 943-6050

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 14, 2019 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$926,249	$1,200,725
Accounts receivable	1,236,850	1,276,992
Other current assets	1,463,085	1,408,426
Total current assets	3,626,184	3,886,143

Property and equipment, net	2,100,775	2,486,666

Other Assets:
Restricted cash	—	750,000
Intangible assets, net	797,004	746,140
Right to use asset	126,182	—
Other assets, net	278,408	310,592
Total other assets	1,201,594	1,806,732
Total assets	$6,928,553	$8,179,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$349,557	$509,298
Notes payable, current portion, net of debt costs of $92,102 and $0	20,271,684	15,513,786
Right to use liability, current portion	134,313	—
Other current liabilities	3,621,985	1,416,240
	24,377,539	17,439,324

Long-term Liabilities:
Senior secured convertible notes, net of debt discount and debt costs of $11,196,481 and $14,431,614, respectively	69,638,663	64,374,606
Notes payable, net of debt costs of $0 and $815,062	200,000	4,184,938
Total long-term liabilities	69,838,663	68,559,544
Total liabilities	94,216,202	85,998,868

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized at September 30, 2019 and 300,000,000 shares authorized at December 31, 2018; 139,380,748 shares issued and outstanding at September 30, 2019 and December 31, 2018	139,381	139,381
Additional paid in capital	84,207,552	84,027,883
Accumulated deficit	(171,634,582)	(161,986,591)
Total stockholders’ deficit	(87,287,649)	(77,819,327)
Total liabilities and stockholders’ deficit	$6,928,553	$8,179,541

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues, net	$1,621,962	$1,512,075	$4,641,418	$4,603,200

Operating expenses:
Network operations	708,349	791,082	2,130,861	2,643,197
General and administration	625,987	769,320	2,095,181	2,468,741
Sales and marketing	94,760	68,458	233,578	298,274
Research and development	410,364	358,864	1,123,884	1,040,444
Depreciation and amortization	178,250	307,069	539,598	1,022,644
Total operating expense	2,017,710	2,294,793	6,123,102	7,473,300

Operating loss	(395,748)	(782,718)	(1,481,684)	(2,870,100)

Other income and (expense)
Interest expense	(2,769,755)	(2,438,627)	(8,173,586)	(9,707,423)
Interest income	118	711	680	2,642
Other income	930	6,199	6,599	18,234
Total other income (expense)	(2,768,707)	(2,431,717)	(8,166,307)	(9,686,547)

Loss before taxes	(3,164,455)	(3,214,435)	(9,647,991)	(12,556,647)

Provision for income taxes	—	—	—	—

Net loss	$(3,164,455)	$(3,214,435)	$(9,647,991)	$(12,556,647)

Net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	139,381	84,088,887	(165,062,354)	(80,834,086)

Options granted as compensation	—	—	54,320	—	54,320
Beneficial conversion features for senior secured convertible notes	—	—	14,411	—	14,411
Net loss	—	—	—	(3,407,773)	(3,407,773)
Balance, June 30, 2019	139,380,748	139,381	84,157,618	(168,470,127)	(84,173,128)

Options granted as compensation	—	—	49,933	—	49,933
Beneficial conversion features for senior secured convertible notes	—	—		—	—
Net loss	—	—	—	(3,101,407)	(3,101,407)
Balance, September 30, 2019	139,380,748	$139,381	$84,207,551	$(171,571,534)	$(87,224,602)

Balance, December 31, 2017	139,380,748	$139,381	$83,617,896	$(145,908,741)	$(62,151,464)
Options granted as compensation	—	—	89,049	—	89,049
Beneficial conversion features for senior secured convertible notes	—	—	31,784	—	31,784
Revaluation of Rockwell Holdings I, LLC warrant	—	—	13,814	—	13,814
Net loss	—	—	—	(4,801,061)	(4,801,061)
Balance, March 31, 2018	139,380,748	139,381	83,752,543	(150,709,802)	(66,817,878)

Options granted as compensation	—	—	58,649	—	58,649
Beneficial conversion features for senior secured convertible notes	—	—	32,777	—	32,777
Revaluation of Rockwell Holdings I, LLC warrant	—	—	—	—	—
Net loss	—	—	—	(4,541,151)	(4,541,151)
Balance, June 30, 2018	139,380,748	139,381	83,843,969	(155,250,953)	(71,267,603)

Options granted as compensation	—	—	58,416	—	58,416
Beneficial conversion features for senior secured convertible notes	—	—	33,801	—	33,801
Revaluation of Rockwell Holdings I, LLC warrant	—	—	—	—	—
Net loss	—	—	—	(3,214,435)	(3,214,435)
Balance, September 30, 2018	139,380,748	$139,381	$83,936,186	$(158,465,388)	$(74,389,821)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,647,991)	$(12,556,647)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	500,546	985,927
Bad debt expense	(7,588)	—
Amortization of debt discount and debt costs	3,255,935	2,810,889
Amortization of deferred installation costs	67,360	115,088
Amortization of deferred debt issuance and debt financing costs	722,959	225,720
Amortization of intangible assets	39,052	36,717
Interest incurred and paid in kind	1,978,923	4,506,987
Stock based compensation related to options granted	158,866	206,114
Stock based costs related to warrants issued	—	13,814
Loss on disposal of assets	—	6,725
Changes in operating assets and liabilities:
Accounts receivable	47,730	(111,788)
Other current assets	(54,658)	(846,750)
Other assets	123,073	12,295
Accounts payable	(159,741)	162,357
Other current liabilities	2,103,099	26,168
Net cash flows used in operating activities	(872,435)	(4,406,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(114,654)	(431,222)
Payment for deferred installation costs	(47,472)	(56,401)
Patent, trademark and other intangible asset costs	(89,915)	(101,758)
Net cash flows used in investing activities	(252,041)	(589,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	50,000	3,050,000
Proceeds from promissory notes	200,000	—
Repayment of notes payable	(150,000)	(150,000)
Net cash flows provided by financing activities	100,000	2,900,000

Decrease in cash	(1,024,476)	(2,095,765)
Cash, cash equivalents and restricted cash, beginning of period	1,950,725	4,566,392
Cash, cash equivalents and restricted cash, end of period	$926,249	$2,470,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$150,000	$2,025,000

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$20,802	$98,363

Revaluation of warrants for modification of loan	$—	$13,814

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility.  Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation.  Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility.  These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$134,686	$215,548
Additions	47,472	56,401
Transfer to expense	(67,360)	(115,088)
Balance, end of period	$114,798	$156,861

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”).  The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract.  The table below details this activity during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$58,559	$17,430
Additions	175,370	192,507
Transfer to revenue	(131,527)	(107,535)
Balance, end of period	$102,402	$102,402

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease terms of 12 months. We adopted Accounting Standard Update (“ASU”) 2016-02, Leases using the cumulative effect transition method for all long-term operating leases as of January 1, 2019.  The cumulative impact of the adoption of ASU 2016-02 to the condensed consolidated balance sheet as of January 31, 2019 was as follows:

Right to Use Asset	$236,959
Right to Use Liability-ST	$166,955
Right to Use Liability-LT	$83,477

The adoption of ASU 2016-02 did not result in an adjustment to retained earnings.  The adoption of ASU-2016-02 represents a change in accounting principle.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method.  Such potential dilutive common shares consist of stock options, warrants and convertible debt.  Potential common shares totaling approximately 157,000,000 and 189,000,000 at September 30, 2019 and 2018, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at September 30, 2019 was approximately $926,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 14, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Warrant Activity during the Nine Months Ended September 30, 2019

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

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2019 and 2018, no options to purchase our Common Stock were granted.  During the nine months ended September 30, 2019, 938,665 Options expired, and 40,000 Options were canceled.  During the nine months ended September 30, 2018, no Options were granted.  During the same nine-month period, 686,836 Options expired and 214,997 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2018	21,700,293	$0.27	7.1	$—
Expired	(938,665)
Canceled	(40,000)
Balance at September 30, 2019	20,721,628	$0.25	6.5	$—
Vested and Exercisable at September 30, 2019	14,082,298	$0.33	5.8	$—

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2019 and 2018 ($158,866 and $206,114, respectively) is based on awards vested.  The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.  We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate.  We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2019, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $107,000, which is expected to be recognized over a weighted-average period of 1 year.  No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid equipment	$1,283,309	$1,327,156
Oher prepaid expenses	166,246	66,888
Other current assets	13,530	14,382
TOTAL OTHER CURRENT ASSETS	$1,463,085	$1,408,426

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Network equipment	$12,388,147	$12,302,328
Office equipment	305,250	293,709
Vehicles	217,004	217,004
Test equipment	192,384	175,603
Furniture	91,341	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,208,771	13,094,116
Less: accumulated depreciation	(11,107,996)	(10,607,450)
TOTAL PROPERTY AND EQUIPMENT	$2,100,775	$2,486,666

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $500,546 and $985,927, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,022,064	$229,448	$792,616
Other intangible assets	63,509	59,121	4,388
TOTAL INTANGIBLE ASSETS	$1,085,573	$288,569	$797,004

	December 31, 2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$932,149	$192,995	$739,154
Other intangible assets	63,508	56,522	6,986
TOTAL INTANGIBLE ASSETS	$995,657	$249,517	$746,140

Other assets consist of the following:

	September 30, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,857,886	$1,743,088	$114,798
Prepaid license fee	249,999	132,513	117,486
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,154,009	$1,875,601	$278,408

Other assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,810,414	$1,675,728	$134,686
Prepaid license fee	249,999	120,217	129,782
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,106,537	$1,795,945	$310,592

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued interest	$2,963,381	$750,548
Deferred commission	139,041	117,206
Accrued paid time off	108,999	129,773
Deferred revenue	102,402	58,559
Allowance for system removal	101,100	236,650
Accrued insurance	77,440	—
Other accrued liabilities	64,860	31,568
Accrued taxes	64,763	23,156
Accrued rent expense	—	68,780
TOTAL OTHER CURRENT LIABILITIES	$3,621,985	$1,416,240

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We do not expect to pay any significant federal or state income tax for 2019 as a result of the losses recorded during the nine months ended September 30, 2019 and the additional losses expected for the remainder of 2019 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2019, we maintained a full valuation allowance for all deferred tax assets.  Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 have been delayed and are included in the payment due on November 30, 2019 (see Fifteenth Amendment to the PDL Modification Agreement below for additional details).

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 have been delayed and are also included in the payment due on September 30, 2019 (see Fifteenth Amendment to the PDL Modification Agreement below for additional details).

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Fifteenth Amendment to Modification Agreement (the “Fifteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 would be deferred until November 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has evaluated the Fifteenth Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of September 30, 2019, the Amended PDL Warrant has not been exercised. At September 30, 2019, the outstanding balance of certain debt issuance and closing costs related to the PDL Credit Agreement totaling $92,102 was recorded as deferred closing costs in the accompanying condensed consolidated financial statements. Historically, the deferred closing costs had been presented as other assets, as the costs were incurred prior the first draw down. The costs should have been reclassified as a direct deduction of the debt when the funds were provided.  The costs are presented as a direct deduction from the debt as of September 30, 2019, and $815,062 of such costs that were historically presented as other assets have been reclassified as contra debt in the consolidated balance sheet as of December 31, 2018.  Management evaluated this classification error on prior period financial statements and concluded the impact was immaterial. Through December 31, 2018, these costs were amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended.

During the nine months ended the Company and Lender entered into six amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs.  Under debt modification under ASC 470-50/troubled debt guidance under ASC 470-60, we determined that the first of the six amendments qualified for modification accounting, while the final five qualified for troubled debt restructuring accounting.  As appropriate, we expensed the debt issuance costs paid to third parties, recognized the costs paid to PDL as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively.  For the three- and nine-month periods ended September 30, 2019 $200,712 and $722,959, respectively, was amortized to interest expense.  For the three- and nine-month periods ended September 30, 2018 $75,240 and $225,720, respectively, was amortized to interest expense.

At September 30, 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $2,858,611 was recorded as accrued interest on the accompanying condensed consolidated financial statements.

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Tranche Three Loan Warrant was $3,704 and was recorded as interest expense at June 30, 2019.

At September 30, 2019, total PDL debt outstanding was of $20,000,000 presented as current on the accompanying consolidated financial statements and net of deferred issuance costs of $92,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”) .  Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”).  So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, as discussed below, the accrual of interest has been suspended after September 30, 2018.  From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable.  Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock has been eliminated.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2019, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 25,000,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of September 30, 2019, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,000,000 to HealthCor and 17,000,000 to the 2015 Investors.

On March 31, 2015, we entered into the Sixth Amendment to the HealthCor Purchase Agreement (the “Ninth Amendment”) pursuant to which, among other things, (i) the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance of $2,000,000 and (ii) the amendment provision was revised to permit the HealthCor Purchase Agreement to be amended by the Company and the holders of the majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock sold pursuant to the HealthCor Purchase Agreement. On March 31, 2015, we also issued a warrant to HealthCor to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the HealthCor Purchase Agreement (the “Ninth Amendment Warrant”). The Ninth Amendment Warrant has an exercise price per share of $0.53 (subject to adjustment as described therein) and an expiration date of March 31, 2025.

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

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of September 30, 2019, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 50,000,000 to the February 2018 Investors.

On July 10, 2018, we entered into the Ninth Amendment to the HealthCor Purchase Agreement (the “Ninth Amendment”) with HealthCor, the 2015 Investors and the February 2018 Investors, pursuant to which the parties agreed to amend the HealthCor Purchase Agreement, the 2011 HealthCor Notes, the 2012 HealthCor Notes, the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes, as applicable, to (i) remove the rights of the holders of the 2011 HealthCor Notes and the 2012 HealthCor Notes to convert such notes to Common Stock after September 30, 2018; (ii) suspend the accrual of interest on the 2011 HealthCor Notes and the 2012 HealthCor Notes for periods after September 30, 2018; (iii) provide for the potential earlier repayment of the 2011 HealthCor Notes and the 2012 HealthCor Notes by the Company, 120 calendar days following a written demand for payment by the holder of such notes; provided, however, that such written demand may not be given prior to the twelve-month anniversary of the date on which the obligations of the Company under the PDL Credit Agreement are repaid in full; (iv) cancel the 2011 HealthCor Warrants; (v) provide for the seniority of the 2011 HealthCor Notes and the 2012 HealthCor Notes in right of payment over notes subsequently issued pursuant to the Purchase Agreement, including the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes; (vi) amend the terms of the 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes to reflect the seniority in payment of the 2011 HealthCor Notes and 2012 HealthCor Notes; and (vii) reduce the number of shares of Common Stock that the Company must at all times have authorized and reserved for the purpose of issuance upon conversion of the notes issued pursuant to the HealthCor Purchase Agreement (collectively, the “Notes”) and exercise of the warrants issued pursuant to the HealthCor Purchase Agreement (collectively, the “Warrants”), from at least 120% of the aggregate number of shares of Common Stock then issuable upon full conversion of the Notes and exercise of the Warrants to at least 100% of such aggregate number of shares.  In addition, on July 10, 2018, along with PDL, HealthCor, the 2015 Investors and the February 2018 Investors, we entered into a Second Amendment to the Subordination and Intercreditor Agreement, to amend the Subordination and Intercreditor Agreement dated as of September 26, 2015, as amended to provide that, in the event of a sale of the Company’s hospital assets, after the net proceeds are first applied to repay obligations under the PDL Credit Agreement, as amended, until paid in full, up to the next $5,000,000 of such net proceeds may be retained by the Company for working capital purposes before all remaining net proceeds are then applied to repay the obligations under the Notes in accordance with the priorities set forth in the HealthCor Purchase Agreement and the Notes.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”) .  As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.  As of September 30, 2019, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 23,000,000 to the July 2018 Investors.

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

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”) .  As provided by the Twelfth Amendment, the Twelfth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Notes. The Twelfth Amendment Notes have a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.  As of September 30, 2019, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 2,000,000 to the 2019 Investor.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $3,289,639 and $2,746,081 in interest for the nine months ended September 30, 2019 and 2018, respectively, related to these transactions. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the nine months ended September 30, 2019 and 2018, we recorded a BCF of $51,123 and $98,363, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $25,443 and $21,456 in interest for the nine months ended September 30, 2019 and 2018, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The carrying value of the Fifth Amendment Notes at December 31, 2018 approximates fair value as the interest rates used are those currently available to us and would be considered level 3 inputs under the fair value hierarchy.  The Sixth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Sixth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $43,352 and $43,352 in interest expense for the nine months ended September 30, 2019 and 2018, respectively.  The Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Eighth Amendment Warrants was $10,707, which was recorded as interest expense at September 30, 2019.

At September 30, 2019, total HealthCor and Other investor debt outstanding was of $69,638,663 presented on the accompanying consolidated financial statements as long-term and net of debt discount of $11,196,481.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we had the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we were to make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent quarter through September 30, 2019. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, as amended, we entered into an amendment to the Rockwell Note wherein the quarterly payments under the Rockwell Note were reduced to $50,000 per quarter, through the end of the PDL Modification Period, September 30, 2019. The final balloon payment of $461,287 representing the remaining principal plus all accrued and unpaid interest is due on December 31, 2019.  We were not in default of any conditions under the Settlement Agreement and amended Rockwell Note as of September 30, 2019.

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

At September 30, 2019, total Rockwell debt outstanding was $363,786 presented as current on the accompanying consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018. The reported results will not necessarily reflect future results of operations or financial condition.

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

CareView System

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

CareView System Products and Services Agreement with Healthcare Facilities

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

Group Purchasing Agreement with HealthTrust Purchasing Group, LP

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed Bed Equivalent Units (“BEUs”) and billable BEUs as of September 30, 2019.  BEUs are calculated by dividing the monthly revenue derived from healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for an RCP.  The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended, or the pending proposals will be approved to ultimately result in the number of estimated BEUs. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed BEUs	Billable BEU	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential BEUs Available Under Current Contract/ Pilot Contracts(*)	BEUs in Negotiation Prior to Contract/ Pilot
107	9,652	9,741	173,551	58,568	45,680

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
	(000’s)
Revenue	$1,622	$1,512	$110
Operating expenses	2,018	2,295	(277)
Operating loss	(396)	(783)	(387)
Other, net	(2,768)	(2,431)	337
Net loss	$(3,164)	$(3,214)	$(50)

Revenue

Revenue increased approximately $110,000 for the three months ended September 30, 2019 as compared to the same period in 2018. Hospitals with billable BEUs increased to 105 on September 30, 2019 from 102 on September 30, 2018.  The increase in revenue is a result of new hospital billing as well as organic growth within our existing customer base. Of the 105 hospitals with billable BEUs on September 30, 2019, one hospital group accounted for 23% of the total. Billable BEUs for all hospitals totaled 9,741 on September 30, 2019 as compared to 7,978 on September 30, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2019	2018
Human resource costs, including non-cash compensation	57%	51%
Professional and consulting costs	4%	11%
Depreciation and amortization	9%	13%
Oher product deployment costs	4%	6%
Travel and entertainment expense	8%	5%
Other expenses	18%	14%

Operating expenses decreased by 12% as a result of the following items:

(000’s)
Human resource costs, including benefits	$39
Depreciation and amortization	(129)
Other product deployment costs, excluding human resources and travel and entertainment expense	(74)
Professional and consulting costs	(184)
Travel and entertainment expense	43
Other expenses	28
$(277)

Human resource related costs (including salaries and benefits) increased primarily as a result of a higher average head count during the three months ended September 30, 2019 compared to the same period in 2018. While we had 56 employees at September 30, 2019 as compared to 54 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 57 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $129,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2019. Other product development costs decreased primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees decreased approximately $184,000, primarily as a result of decreased legal and consulting fees. Travel and entertainment expense increased approximately $43,000 as a result of a higher product installations during the three-month period ended September 30, 2019 compared to the same period in 2018. For the comparable periods, other expenses increased approximately $28,000, primarily a result of an increase in Rent, utilities and maintenance of $28,000, increase in Sales and property tax costs $14,000, increase in Sales and marketing costs $11,000, increase in Other expenses $10,000, offset by a decrease in Research and development non-personnel and travel costs ($26,000), and Non-cash compensation ($9,000).

Other, net

Other non-operating income and expense increased by $337,000, or 14%, for the three months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of the Tenth through Fifteenth Amendments to the PDL Modification Agreement, as amended, with PDL BioPharma, Inc. (see NOTE 9 in the accompanying Notes to Condensed Consolidated Financial Statements for further details).

Net Loss

As a result of the factors above, our net loss of approximately $3,164,000 for the three months ended decreased approximately $50,000, or 2%, as compared to approximately $3,214,000 of net loss for the same period in 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
	(000’s)
Revenue	$4,641	$4,603	$38
Operating expenses	6,123	7,473	(1,350)
Operating loss	(1,482)	(2,870)	(1,388)
Other, net	(8,166)	(9,687)	(1,521)
Net loss	$(9,648)	$(12,557)	$(2,909)

Revenue

Revenue increased approximately $38,000 for the nine months ended September 30, 2019 as compared to the same period in 2018. Hospitals with billable BEUs increased to 105 on September 30, 2019 from 102 on September 30, 2018.  The increase in revenue is a result of new hospital billing as well as organic growth within our existing customer base. Of the 105 hospitals with billable BEUs on September 30, 2019, one hospital group accounted for 23% of the total. Billable BEUs for all hospitals totaled 9,741 on September 30, 2019 as compared to 7,978 on September 30, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2019	2018
Human resource costs, including non-cash compensation	54%	53%
Professional and consulting costs	6%	9%
Depreciation and amortization	9%	14%
Oher product deployment costs	4%	6%
Travel and entertainment expense	8%	6%
Other expenses	19%	12%

Operating expenses decreased by 18% as a result of the following items:

(000’s)
Human resource costs, including benefits	$(490)
Depreciation and amortization	(483)
Other product deployment costs, excluding human resources and travel and entertainment expense	(226)
Professional and consulting costs	(273)
Travel and entertainment expense	38
Other expenses	84
$(1,350)

Human resource related costs (including salaries and benefits) decreased primarily as a result of a lower average head count during the nine months ended September 30, 2019 compared to the same period in 2018. While we had 56 employees at September 30, 2019 as compared to 54 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 63.77 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $483,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2019. Other product development costs decreased $226,000 primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees decreased approximately $273,000, primarily as a result of decreased legal and consulting fees. Travel and entertainment expense increased approximately $38,000 as a result of an increase in product installations during the nine-month period ended September 30, 2019 compared to the same period in 2018. For the comparable periods, other expenses increased approximately $84,000, primarily a result a change in disposal of assets $87,000, an increase in sales and property taxes $104,000, and an increase in rent expense related to common area maintenance costs $62,000, partially offset by reductions in Non-cash compensation, Sales and Marketing and Research and Development non-personnel and travel costs ($172,000) and increase in Miscellaneous other expenses $3,000.

Other, net

Other non-operating income and expense decreased by approximately $1,521,000, or 16%, for the nine months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of the Tenth through Fifteenth Amendments to the PDL Modification Agreement, as amended, with PDL BioPharma, Inc. (see NOTE 9 in the accompanying Notes to Condensed Consolidated Financial Statements for further details).

Net Loss

As a result of the factors above, our net loss of approximately $9,648,000 for the nine months ended September 30, 2019 decreased approximately $2,909,000, or 23%, as compared to approximately $12,557,000 of net loss for the same period in 2018.

Liquidity and Capital Resources

Our cash position at September 30, 2019 was approximately $926,249.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 14, 2020. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

As of September 30, 2019, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2019.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 29, 2019 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended September 30, 2019.

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

Based upon that evaluation, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	11/14/19	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	11/14/19	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	11/14/19	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 14, 2019

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer