Form 10-K
period 2019-12-31
CareView Communications Inc
filed 2020-03-30
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,600,000.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2020, the registrant had 139,380,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

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

INTRODUCTORY COMMENT

Throughout this Annual Report, the terms “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView Communications, Inc., a Nevada corporation, originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  Unless  otherwise specified, these terms also include our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”).

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

Our Products and Services

We offer a variety of products and services designed to meet individual hospital needs to enhance quality patient care and safety.  Our services are offered with no capital expenditure by the hospital and do not require extensive integration with the facility’s management information system.  For healthcare facilities looking for an effective, affordable and innovative way to improve performance throughout the facility, our products are the answer.  CareView-driven facilities have shown documented success in reducing patient falls and sitter costs, improving overall patient satisfaction, streamlining and documenting patient education at the bedside, and improving patient flow and overcrowding.  These successes protect the facilities’ reimbursement from loss due to “never events” and poor patient satisfaction.

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

3.

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
4.

CareView Mobile®™.  This communications device and mobile monitoring system allows all CareView modules to be utilized with handheld mobile devices.  CareView Mobile can be used to deliver voice communication between mobile devices, patient rooms, and the hospital’s phone infrastructure.

5.

CareView Mobile App.  The CareView Mobile App (the “App”) can be used by the customer on an Apple or Android mobile device used in connection with the CareView System.  The App will display video feeds from NurseView as well as give caregivers the ability to receive and resolve Virtual Bed Rail and Virtual Chair Rail alarms.

6.

NICUView®.  The NICUView module provides a live, continual feed from the Neo-Natal Intensive Care Unit (“NICU”) to allow parents who have been discharged from the hospital, or friends and family, to view the newborn and obtain clinical information from home.

Pricing Structure and Revenue Streams

The CareView System suite is provided and installed in healthcare facilities at no charge to the facility after which we generate revenue from subscriptions to its services.  We work with each hospital on pricing to offer an affordable package based on the demographics of the hospital’s patients.  The pricing structure with each hospital is negotiated separately and may vary depending on the hospital’s desire to include premium services at no charge to the patient.  Typically, we offer the Primary Package at a price per bed with varying price structures based on number of beds in each facility.  All our revenue generated during the years ended December 31, 2019 and 2018 was derived from the sale of the Primary Package, Additional CareView Products and related services to hospitals.

Products in Development

1.

Next Generation Hardware.  We are in the final stages of development for the next generation Room Control Platform.  This platform will provide improved performance and reliability in a smaller, portable form factor.  We expect the next generation hardware will be in production in the first quarter of 2020.

2.

Next Generation Hardware Alternative Form Factors.  We are in the final stages of research and development on alternative form factors of the next generation hardware, offering solutions for mobile and fixed controllers.  We expect the alternative form factors will be in production in second quarter of 2020.

3.

Next Generation NurseView.  We are finalizing development on the next generation version of NurseView.  This update is a complete overhaul, focused on improved performance, reliability and patient safety.  We expect the next generation NurseView to be available in first quarter of 2020.

4.

Analytic Dashboard.  We are finalizing effort around a real-time dashboard report.  This dashboard helps the hospital understand system utilization and ROI based on per-facility benchmarks.  We expect the reporting dashboard to be available in first quarter of 2020.

5.

Improving Detection Algorithms.  We are continuing to develop, and hone new techniques and algorithms geared towards improving system functionality in the Virtual Rails product.  Advances include techniques based on machine learning and statistical probability.

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

Pricing Structure and Revenue Streams

The CareView Connect suite of products and services offers multiple pricing models with upfront costs to the customer. These upfront costs transfer ownership of the product to the facility. We work with each facility on pricing to offer an affordable package based on the demographics of the residents of the facility. The pricing structure with each facility is negotiated separately. Typically, we offer the CareView Connect basic package at a price per monitored room with varying price structures based on number of sensors and number of residents in each facility.

During 2019, the Company was only able to enter into two pilot contracts, one of which was converted into a fully executed contract in the amount of $1,464 in August 2019, the other remains a pilot contract.  Due to the lack of recent marketability of the Connect product and our additional focus on CareView system sales in the fourth quarter of 2019, we have written off CareView Connect product on hand as of December 31, 2019, in the amount of approximately $1,131,000. This loss was included in general and administrative expenses in the statement of operations. The Company is still pursuing opportunities for its CareView Connect product.

Products in Development

1.

Next Generation Sleep Sensor.  We are in the early stages of developing a second generation of sleep sensor.   This sensor improves on the accuracy and information available compared with the first generation of sleep sensor. We expect this sensor to be available in the fourth quarter of 2020.

2.

Next Generation Gateway.  We are in the final steps of development for the next generation Gateway.  This platform will provide integrated audio capabilities.  We expect the Next Generation Gateway to be in production in the second quarter of 2020.

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

Summary of Product and Service Usage

The following table shows the number of healthcare facilities where our products and services are currently installed including the number of installed BEUs (Bed Equivalent Units) and billable BEUs as of February 28, 2020.  The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals.  There are no assurances that the pilot programs will be extended, or the pending proposals will be approved to ultimately result in the number of estimated beds.  Further, there are no assurances that we will have access to the total number of licensed beds in each healthcare facility.

Installed Hospitals	Installed BEUS	Billable BEUs	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential Units Available Under Current Contract/ Pilot Contracts (*)	Units in Negotiation Prior to Contract/ Pilot
124	9,805	9,715	178,752	61,609	33,079

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

We ensure high levels of customer service through our account representatives and through our technical support processes.  We attempt to position our account representatives geographically close to our customer hospitals to allow them to make regular visits to proactively train staff and address any issues.  We offer 24/7 monitoring and phone support through our technical support team which allows us to quickly identify and resolve any technical issues.  From time to time we are called upon to service the installed hardware at customer facilities.  To facilitate expedient service, our account representatives typically maintain a small supply of room control platforms (“RCPs”) should they need repair or replacement.  Historically, our RCPs and Nursing Station units have required little, if any, servicing.  We believe that we handle requests quickly and efficiently, and that overall, our customers are satisfied with our level of service.

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

We intend to aggressively prosecute, enforce and defend our patents, trademarks and proprietary technology.  The loss, by expiration or otherwise, of any one of our patents may have a material effect on our business.  Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us.  It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing on validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Agreement with Rockwell Holdings I, LLC

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement).  Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000.  Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019.  The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.  As previously reported in our Current Report on Form 8-K filed with the SEC on February 5, 2018, on February 2, 2018 the Company entered into an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell Holdings I, LLC (“Rockwell”) dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the termination of the Modification Period, April 30, 2020.  On December 31, 2019, the Company and Rockwell entered into a Second Amendment to the Rockwell Note (the “Second Rockwell Note Amendment”) pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2020, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 to January 31, 2020.  Effective as of January 31, 2020, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 from January 31, 2020 to February 10, 2020.  The final balloon payment of $171,562 representing the remaining principal plus all accrued and unpaid interest is due on December 31, 2020.  We were not in default of any conditions under the Settlement Agreement and the Rockwell Note as amended as of December 31, 2019.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015.  Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022.  All other provisions of the Project Warrant remained unchanged.  At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which was recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements for the year ended December 31, 2017.  Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

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

Major Customers

During 2019 one customer comprised $1,538,193 or 25% of our revenue, while no other customer comprised more than 10%.  During 2018 one customer comprised $1,532,823 or 25% of our revenue, while no other customer comprised more than 10%.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)).  Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed.  Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis.  Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years.  Backlog, which covers the non-cancellable period, as of December 31, 2019 is approximately $6,638,000, of which approximately $4,678,000 is expected to be billed during 2020.  Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal.  The amount of the non-cancellable backlog to be billed beyond December 31, 2020 is approximately $1,960,000.

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

Employees

As of March 30, 2020, we employed 54 persons on a full-time basis, two of whom are executive officers.  None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike or dispute.  We consider our relationship with our employees to be outstanding.

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

Domain Names

The Company’s maintains a website at www.care-view.com.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015.  On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020.  The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions.  Monthly base rent per the Lease and the Lease Extension through the end of term, June 30, 2020, is $15,968.  Future minimum payments through the end of term are $95,810. We believe that these premises are adequate and sufficient for our current needs.

On March 4, 2020, we entered into the fourth amendment to the commercial lease agreement extending the terms.  See Note 14 in accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provide by OTC Market Group, Inc. (“OTCQB”) under the symbol “CRVW.”

Holders

Records of our stock transfer agent indicate that as of March 30, 2020 we had approximately 91 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.”  We estimate that there are approximately 860 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	4,979,426	$0.60	—
Equity compensation plan not approved by security holders: 2015 Plan	3,986,000	$0.28	—
Equity compensation plan not approved by security holders: 2016 Plan	11,559,367	$0.09	7,737,966
Total	20,524,793	$0.25	7,737,966

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2019, options to purchase an aggregate of 69,167 shares of our Common Stock were cancelled due to resignation and termination of employees.  In addition, during the same time period, options to purchase an aggregate of 1,106,334 shares of our Common Stock expired.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined in Item 10(f)(l) of Regulation S-K and are not required to provide information under this item.

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

Liquidity and Capital Resources

Our cash position at December 31, 2019 was approximately $269,741.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 30, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The extent to which COVID-19 will negatively impact our business results is highly uncertain and cannot be accurately predicted. Management believes that the COVID-19 outbreak and the measures taken to control it may have a large negative impact on economic activities across the world and the United States. As such, these uncertainties may impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations in the foreseeable future.

Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through March 30, 2021.  The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of December 31, 2019, our working capital deficit was approximately $23,244,000, our accumulated deficit was approximately $176,127,000, and our stockholders’ deficit was approximately $84,244,000.  Operating loss was approximately $3,300,000 and $3,651,000 for the years ended December 31, 2019 and 2018, respectively.  Our net loss was approximately $14,140,000 and $16,078,000 for the years ended December 31, 2019 and 2018, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2019 and 2018.

	2019	2018
	(000’s)
Net cash flows used in operating activities	$(1,437)	$(4,841)
Net cash flows used in investing activities	(344)	(624)
Net cash provided by financing activities	100	2,850
Decrease in cash	(1,681)	(2,615)
Cash, cash equivalents and restricted cash at beginning of period	1,951	4,566
Cash, cash equivalents and restricted cash at end of period	$270	$1,951

Net decrease in cash during the year ended December 31, 2019 was approximately $1,681,000.  The principal use of cash in operating activities for the year ended December 31, 2019 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The change in cash flows used in operating activities between 2018 and 2019 of approximately $3,404,000 is primarily a result of changes in the components of working capital. The change in cash flows used in investing activities between 2018 and 2019 of approximately $280,000 is primarily a result of the reduction of purchases and installation of CareView Systems and costs associated with patents and trademarks.  The change in cash flows provided by financing activities between 2018 and 2019 of approximately $2,750,000 is a result of funding provided by certain officers and directors ($3,050,000 in 2018 versus $250,000 in 2019) partially offset by payments made to Rockwell Holdings I, LLC ($200,000 in 2018 versus 150,000 in 2019) ( see Agreement with Rockwell Holdings I, LLC above and NOTE 13 in the accompanying consolidated financial statements for further details).

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended December 31,
	2019	2018	Change
	(000’s)
Revenue, net	$6,294	$6,096	$198
Operating expenses:
Network operations	3,033	3,405	(372)
General and administration	4,189	3,234	955
Sales and marketing	251	394	(143)
Research and development	1,400	1,429	(29)
Depreciation and amortization	721	1,285	(564)
Operating expenses	9,594	9,747	(153)
Operating loss	$(3,300)	$(3,651)	$(351)

Revenue, net

Revenue increased approximately $198,000 for the year ended December 31, 2019 as compared to the same period in 2018. Hospitals with billable BEUs remained at 100 on December 31, 2019 from 100 on December 31, 2018.  The increase in revenue is a result of new hospital billing as well as organic growth within our existing customer base. Of the 100 hospitals with billable BEUs on December 31, 2019, one hospital group accounted for 25% of the total. Billable BEUs for all hospitals totaled 9,499 on December 31, 2019 as compared to 8,231 on December 31, 2018.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2019	2018
Human resource costs, including benefits	46%	50%
Depreciation and amortization expense	8%	13%
Travel and entertainment	6%	6%
Other expenses	23%	8%
Other product deployment costs, excluding human resources and travel and entertainment expense	6%	6%
Professional fees and consulting expenses	7%	9%
Non-cash expense related to option grants	2%	3%
Research and development costs	1%	3%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	1%	2%

Operating expenses decreased by approximately $153,000 (2%) as a result of the following items:

(000’s)
Increase:
Other expenses	$1,486
Travel and entertainment	43
Decrease:
Depreciation and amortization	(564)
Human resource costs, including benefits	(468)
Professional and consulting costs	(206)
R&D costs	(202)
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	(91)
Other product deployment costs, excluding human resources and travel and entertainment expense	(84)
Non-cash expense related to option grants	(67)
$(153)

Other expenses increased approximately $1,486,000, primarily a result of an increase of $1,131,000 due to the abandonment of assets write off of Careview Connect, an increase in rent, utilities and maintenance of approximately $47,000, increase in sales and property tax costs approximately $111,000, increase in other expenses approximately $126,000 during the year ended December 31, 2019 compared to the same period in 2018.  Travel and entertainment expense increased approximately $43,000 as a result of a higher product installations during the year ended December 31, 2019 compared to the same period in 2018. Depreciation and amortization expense decrease by approximately $564,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2019. While we had 54 employees at December 31, 2019 as compared to 54 for the comparable date for the prior year, on average we employed 54 employees over the course of current period as compared to 61 for the comparable prior year period. Professional and consulting fees decreased approximately $206,000, primarily as a result of decreased legal and consulting fees. Research and development non-personnel and travel costs decreased approximately $202,000 due to less consulting expense related to Careview Connect.  Other sales and marketing costs decreased approximately $91,000 primarily as a result of decreases in trade show costs.  Other product development costs decreased approximately $84,000 primarily as a result of decreases in product deployment and installation costs and related non-capital equipment costs.  Non-cash compensation decreased approximately $67,000 due to no additional option grants during 2019.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update ASU 2018-13,   Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment.  The Company does not currently hold or plan to invest in available-for-sale securities and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time.  The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

Recent Events Since December 31, 2019

On January 17, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into an Eighteenth Amendment to Modification Agreement (the “Eighteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 28, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 would be deferred until January 28, 2020 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On January 28, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Nineteenth Amendment to Modification Agreement (the “Nineteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and (i) April 30, 2020 (provided that Borrower obtains at least $600,000 in cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt subordinated to the Tranche One Loan (as defined in the Credit Agreement) pursuant to the terms of the Intercreditor Agreement (as defined in the Credit Agreement) on or prior to February 11, 2020) or (ii) February 11, 2020 (if Borrower has not obtained such cash proceeds by such date) (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020 would be deferred until the end of the extended Modification Period (but with respect to the March 31, 2020 interest payment, such payment would be deferred only in the event that the end of the extended Modification Period is April 30, 2020 rather than February 11, 2020; otherwise the Borrower will make the interest payment due under the Credit Agreement on March 31, 2020), and that such deferrals would be a Covered Event. The Company received $600,000 pursuant to the amendments dated February 6, 2020, as detailed below.

On January 31, 2020, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 from January 31, 2020 to February 10, 2020.

On February 6, 2020, the Company, the Borrower, the Lender (in its capacity as administrative agent and lender) and the Tranche Three Lenders entered into a Sixth Amendment to Credit Agreement (the “Sixth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to, among other things, (i) provide for additional funding under the Tranche Three Loan, in the aggregate principal amount of $500,000, from the Tranche Three Lenders (the “Additional Tranche Three Loan”), with a maturity date of October 7, 2020 (the fifth anniversary of the funding date of the Tranche One Loan (as defined in the Credit Agreement)), with outstanding borrowings bearing interest at the rate of 15.5% per annum, payable quarterly in arrears (subject to the terms of the Modification Agreement, as amended), and with payment of the Additional Tranche Three Loan and any other Obligations (as defined in the Credit Agreement) incurred in connection with the Additional Tranche Three Loan subordinated and subject in right and time of payment to the Payment in Full (as defined in the Credit Agreement) of the Tranche One Loan and any other Obligations incurred in connection with the Tranche One Loan, to the extent and in the manner set forth in the Credit Agreement; and (ii) provide for the issuance of the Thirteenth Amendment Supplemental Closing Note.

Also on February 6, 2020, upon the execution of the Sixth Credit Agreement Amendment, (i) the Borrower (CareView Communications, Inc., a Texas corporation and a wholly owned subsidiary of the Company) borrowed the Additional Tranche Three Loan and issued to the Tranche Three Lenders term notes in the aggregate principal amount of $500,000, payable in accordance with the terms of the Credit Agreement (the “Additional Tranche Three Term Notes”), $250,000 from Mr. Johnson and $250,000 from Dr. Higgins, and (ii) the Company issued a warrant for the purchase of 1,000,000 shares of Common Stock, with an exercise price per share equal to $0.01 (subject to adjustment as described therein) and expiration date of February 6, 2030 (the “Additional Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Additional Tranche Three Loan.  Mr. Johnson declined to be issued an Additional Tranche Three Loan Warrant.  Mr. Johnson is our Chief Executive Officer, President, Secretary and Treasurer and is one of our directors.  Dr. Higgins is one of our directors.

On February 6, 2020, we entered into a Thirteenth Amendment to Note and Warrant Purchase Agreement (the “Thirteenth Amendment”) with the Existing Investor listed in Annex I to the Thirteenth Amendment (the “Thirteenth Amendment Investor”) and with the HealthCor Parties and certain additional Existing Investors (solely in their capacity as Majority Holders (acting together with the Thirteenth Amendment Investor) approving the Thirteenth Amendment and not as investors), pursuant to which (i) we sold and issued, for $100,000 in cash, to the Thirteenth Amendment Investor on such date an additional note in the initial principal amount of $100,000, with a conversion price per share equal to $0.01 (subject to adjustment as described therein) and a maturity date of February 5, 2030 (the “Thirteenth Amendment Supplemental Closing Note”); and (ii) the Majority Holders consented to the issuance of the Additional Tranche Three Loan Warrant in connection with the Additional Tranche Three Loan (each as defined below). The Thirteenth Amendment Investor is one of our directors.

The Purchase Agreement and Thirteenth Amendment provide that we grant to the Thirteenth Amendment Investor a security interest in our assets as collateral for payment of the Thirteenth Amendment Supplemental Closing Note, evidenced by the Amended and Restated Security Agreement and by the Amended and Restated IP Security Agreement.

The Purchase Agreement and the Thirteenth Amendment also provide that we grant registration rights to the Thirteenth Amendment Investor for the Common Stock into which the Thirteenth Amendment Supplemental Closing Note may be converted as provided for by the Registration Rights Agreement.

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025.  The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions.  We believe that these premises are adequate and sufficient for our current needs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  The Company is currently evaluating the implications of the Act and its impact on the financial statements and related disclosures has not yet been determined.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Item 10(f)(l) of Regulation S-K and are not required to provide information under this item.

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

As of December 31, 2019, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2019, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to the existence of the material weaknesses in internal control over financial reporting as described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended December 31, 2019 due to the existence of the following material weaknesses identified by management:

●	due to our limited accounting staff, our accounting manager was responsible for initiating transactions, had custody of assets, recorded transactions and prepared financial reports. Therefore, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight procedures due to the lack of accounting resources; and

●	the lack of technical expertise related to identifying and applying US GAAP rules specifically related to evaluation of asset obsolescence, recording of revenues, and debt.

Management’s Remediation Plan

Management intends to remediate the material weakness in the following manner:

●	identify and employ full time additional senior level accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company; and

●	engage third-party subject matter experts to aid in identifying and applying US GAAP rules related to complex financial transactions as well as to enhance the financial reporting function.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	60	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	45	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	64	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	87	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	61	Director	April 21, 2011	N/A
David R. White	72	Director	January 1, 2014	N/A
Steven B Epstein	76	Director	April 1, 2014	N/A
Dr. James R. Higgins	70	Director	April 1, 2014	N/A

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

Jeffrey D. Lightcap – Director

Mr. Lightcap was elected as a Director of CareView on April 21, 2011. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a growth equity investor focused on late stage venture and early commercial stage healthcare companies in the diagnostic, therapeutic and med tech, sectors. From 1997 to mid-2006, Mr. Lightcap served as a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, from 1993 to 1997, Mr. Lightcap served as a Managing Director at Merrill Lynch & Co., Inc. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an MBA from the University of Chicago. Mr. Lightcap currently also serves as a director of the following companies: Heartflow Inc., a medical technology company redefining the way heart disease is diagnosed and treated; KellBenx, Inc., a prenatal diagnostic technology company; and RTI Surgical, Inc. (Nasdaq: RTIX), a spinal implant company. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

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

Steven B Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014.  Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 11 cities, where he serves as a senior health adviser.  Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system.  Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA.  Mr. Epstein received his Bachelor of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009.  He received his Juris Doctor from Columbia Law School in 1968.  He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015.  Mr. Epstein has previously served as a director of the following companies among others: Accumen, Inc., a private lab services company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company and Solis Women’s Health, a private mammography company; and currently serves as a director of Restorix Health, a private wound care company; Syft, a clinical supply chain software company.  Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Dr. James R. Higgins - Director

Dr. James R. Higgins was elected as a director of CareView effective as of April 1, 2014.  Dr. Higgins is a cardiologist practicing in Tulsa, Oklahoma.  In addition to being boarded in cardiology he has sub-specialty boards in nuclear cardiology, electrophysiology, invasive cardiology, cardiac CT angiography, echocardiography, carotid and peripheral sonography, pacemakers and defibrillators.  He graduated summa cum laude with a BS degree in electrical engineering from South Dakota State University and sum cum laude with a MD degree from the University of Rochester School of Medicine and Dentistry.  He was an extern at the Massachusetts General Hospital in Boston, and intern, resident, and chief resident at Barnes Hospital, Washington University, in St. Louis Missouri.  His cardiology fellowship was obtained at the University of California, San Francisco, Moffitt and Long Hospital.  He was then the Director of research and invasive cardiology at Wilford Hall Medical Center, United States Air Force, San Antonio, Texas.  In addition to his busy cardiology practice, Dr. Higgins has started and owns a real estate company, an electronic medical billing company, an oil pipeline supply company, and has a large cattle ranch operation in Oklahoma.  He has published more than 300 peer review articles and has multiple patents on medical devices, mainly related to pacemakers and internal defibrillators.  Dr. Higgin’s vast experience in the healthcare industry makes him well-qualified to serve as a director of the Company

Kyle Johnson - Director of Engineering

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

For the year ended December 31, 2019, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap.  Messrs. Thompson and Lightcap are deemed to be financial experts.  Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member.  The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors.  Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2019, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White.  Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member.  Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board.  Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Insider Trading Policy

Our Board of Directors adopted an Insider Trading Policy applicable to all directors and officers.  Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security.  Insider trading violations may also include ’tipping’ such information, securities trading by the person ’tipped,’ and securities trading by those who misappropriate such information.  The scope of insider trading violations can be wide reaching.  As such, our Insider Trading Policy outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information.  Illegal insider trading is against our policy as such trading can cause significant harm to our reputation for integrity and ethical conduct.  Individuals who fail to comply with the requirements of the policy are subject to disciplinary action including dismissal for cause.  All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 5 meetings of the Board of Directors during the year ended December 31, 2019 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2019 and 2018.  The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2019	$250,147	—	—	—	—	—	$14,537	$264,684
	2018	$250,147	—	—	—	—	—	$14,189	$264,336

Sandra K McRee (2) (COO)	2019	$210,146	—	—	—	—	—	$5,537	$215,683
	2018	$210,147	—	—	—	—	—	$5,189	$215,336

Jason T. Thompson (3) (Principal Financial Officer)	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

(1)

For 2019: All Other Compensation includes $9,000 for car allowance and $5,537 for health insurance premiums paid on Mr. Johnson’s behalf.  For 2018: All Other Compensation includes $9,000 for car allowance and $5,189 for health insurance premiums paid on Mr. Johnson’s behalf.

(2)	For 2019: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. For 2018: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2019, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”).  No executive officers have exercised any of their Options.

	Option Awards					Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	50,000 (1)	—	—	$0.52	01/05/20	—	—	—	—
	50,000 (2)	—	—	$0.52	03/25/20	—	—	—	—
	2,000,000 (3)	—	—	$0.10	12/27/26	—	—	—	—
	444,444 (4)	222,223 (4)	—	$0.11	11/30/27	—	—	—	—
Sandra K McRee (COO)	2,000,000 (5)	—	—	$0.51	11/01/23	—	—	—	—
	1,000,000 6)	—	—	$0.53	02/25/25	—	—	—	—
	2,000,000 (3)	—	—	$0.10	12/27/26	—	—	—	—
	1,333,334 (7)	666,666 (7)	—	$0.10	12/04/27	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	150,000(8)	—	—	$0.50	01/02/24	—	—	—	—
	235,295 (9)	—	—	$0.17	08/31/26	—	—	—	—
	444,444 (10)	222,223 (10)	—	$0.06	11/30/27	—	—	—	—

(1)	All underlying shares vested on January 6, 2010.
(2)	All underlying shares vested on December 31, 2010.
(3)	All underlying shares vested on December 7, 2019.
(4)

An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.  This Option were awarded for services as a member of the Board of Directors .and is included in the Directors Compensation table below.

(5)	All underlying shares vested on November 1, 2016.
(6)	All underlying shares vested on February 25, 2018.
(7)	An aggregate of 666,667 underlying shares vested on each of December 4, 2018 and 2019 and 666,666 vest on December 4, 2020.
(8)	All underlying shares vested on January 2, 2017. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(9)	All underlying shares vested on August 31, 2019. This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.
(10)

An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.  This Option were awarded for services as a member of the Board of Directors and is included in the Directors Compensation table below.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter.  Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers.  No cash retainers were paid in 2019 and 2018 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our directors have also been granted non-qualified stock options from time to time as detailed in the table below.  No options were granted to directors in 2019 or 2018.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options.  No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
L. Allen Wheeler (2)			$52,650				$52,650
			$49,650				$49,650
			$50,700				$50,700
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Steven B. Epstein (3)			$221,500				$221,500
			$16,900				$16,900
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins (4)			$66,450				$66,450
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000

Jeffery C. Lightcap	—	—	—	—	—	—	—
Jason T. Thompson (5)			$39,000				$39,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
David R. White (6)			$130,000				$130,000
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000

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

(2)

An aggregate of 75,000 underlying shares vested on each of January 6, 2010 and December 31, 2010.  An aggregate 50,000 underlying shares vested on each of February 25, 2016, 2017 and 2018.  An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vested on August 31, 2019.  An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.

(3)

An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016, and 166,666 underlying shares vested on April 1, 2017.  An aggregate 16,667 underlying shares vested on each of February 25, 2016 and 2017, and 16,666 underlying shares vested on February 25, 2018.  An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vested on August 31, 2019.  An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.

(4)

An aggregate of 50,000 underlying shares vested on each of April 1, 2015, 2016 and 2017.  An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and, 2018 and 78,431 underlying shares vested on August 31, 2019.  An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.

(5)

An aggregate of 50,000 underlying shares vested on each of January 2, 2015, 2016 and 2017.  An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and 2018 and 78,431 underlying shares vested on August 31, 2019.  An aggregate of 222,222 underlying shares vested on November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.

(6)

An aggregate of 166,667 underlying shares vested on each of April 1, 2015 and 2016 and 166,666 underlying shares vested on April 1, 2017.  An aggregate of 78,432 underlying shares vested on each of August 31, 2017 and 2018 and 78,431 underlying shares vested on August 31, 2019.  An aggregate of 222,222 underlying shares vested on each of November 30, 2018 and 2019 and 222,223 underlying shares vest on November 30, 2020.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	49,097,514 (2)	28.43%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	4,393,271 (3)	3.07%
Common Stock	L. Allen Wheeler (Chairman of the Board	27,023,897 (4)	17.98%
Common Stock	Sandra K. McRee (Chief Operating Officer)	10,541,801 (5)	7.07%
Common Stock	Jeffrey C. Lightcap (Director)	52,798,066 (6)	27.47%
Common Stock	David R. White (Director)	1,449,739 (7)	1.03%
Common Stock	Steven B. Epstein (Director)	7,914,078 (8)	5.44%
Common Stock	Dr. James R. Higgins (Director)	33,567,665 (9)	20.77%
Common Stock	All Officers & Directors as a Group (8 persons)	186,786,031 (10)	66.85%

(1)

Unless otherwise noted , we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)

This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 2,544,444 shares due to Johnson upon exercise of vested Options, (iii) 550,001 shares due to Johnson upon exercise of vested warrants, (iv) 30,232,476 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson.  The percentage of class for Johnson is based on 172,707,669 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.

(3)

This amount includes (i) 737,500 shares directly owned by Thompson, (ii) 829,739 shares due to Thompson upon exercise of vested Options, (iii) 55,769 shares due to Thompson upon exercise of vested warrants, and (iv) 2,770,263 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020).  The percentage of class for Thompson is based on 143,036,519 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.

(4)

This amount includes (i) 1,856,345 shares directly owned by Wheeler, (ii) 979,739 shares due to Wheeler upon exercise of Options, (iii) 382,692 shares due to Wheeler upon exercise of vested warrants (iv) 9,571,085 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%.  The percentage of class for Wheeler is based on 150,314,264 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.

(5)

This amount includes (i) 750,000 shares directly owned by McRee, (ii) 6,333,334 shares due to McRee upon exercise of vested Options, (iii) 148,076 shares due to McRee upon exercise of vested warrants, and (iv) 3,310,391 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020).  The percentage of class for McRee is based on 149,172,549 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.

(6)

HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap (collectively, the Reporting Persons), beneficially own an aggregate of 52,798,066 shares, representing (i) 46,689,413 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020) and (ii) 6,108,653 shares that may be acquired upon exercise of Warrants.  The amounts detailed above include (i) 493,269 shares due to Lightcap upon exercise of vested Warrants and (ii) 17,028,142 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020).  The percentage of class for Reporting Persons and Lightcap as an individual is based on 192,178,814 shares which would be outstanding if the Reporting Persons notes and convertible debt held by Lightcap were converted and all Warrants held by the Reporting Persons and Lightcap were exercised.

(7)

This amount includes (i) 270,000 shares directly owned by White (ii) 1,179,739 shares due to White upon exercise of vested Options.  The percentage of class for White is based on 140,560,487 shares which would be outstanding if all of White’s vested Options were exercised.

(8)

This amount includes (i) 1,780,000 shares directly owned by Epstein, (ii) 1,229,739 shares due to Epstein upon exercise of vested Options, (iii) 178,846 shares due to Epstein upon exercise of vested warrants, and (iv) 4,725,493 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020).  The percentage of class for Epstein is based on 145,514,826 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.

(9)

This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 829,739 shares due to Higgins upon exercise of vested Options, (v) 682,692 shares due to Higgins upon exercise of vested warrants, and (vi) 19,691,767 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through March 31, 2020).  The percentage of class for Higgins is based on 161,584,946 shares which would be outstanding if all of Higgins’ vested Options and Warrants were exercised and convertible debt was converted.

(10)

This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities.  The percentage of class for all officers and directors is based on 279,404,838 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2019, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the participation of certain funding activity in February and July 2018 and May 2019 (for more detail, see NOTE 11 of the Notes to Consolidated Financial Statements attached hereto), none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2019.

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

Audit Fees.  The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2019 quarterly reviews and the annual audit for the year ended December 31, 2019 is $280,000.  BDO billed us $280,000 for professional services rendered for the annual audit for the year ended December 31, 2018 and for quarterly review of our financial statements for 2018, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2019 rendered by BDO is $36,000.  BDO billed us $39,936 for tax return preparation for the year ended December 31, 2018.

All Other Fees.  We incurred no other fees for the years ended December 31, 2019 and 2018.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.08	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.09	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada (1)
3.10	06/26/19

Certificate of Amendment to Articles of Incorporation of CareView Communications, Inc. (incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on June 27, 2019 (File No. 000-54090))

3.11	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation (1)
3.12	04/11/19

Amendments to the Bylaws of CareView Communications, Inc., a Nevada corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))

10.01	02/02/18

Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.02	02/02/18

Second Amended and Restated Warrant to Purchase Common Stock of the Company, issued to PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.03	02/02/18

Amended and Restated Registration Rights Agreement by and between the Company and PDL Investment Holdings, LCC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.04	02/02/18

Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC and the note investors signatory to the Note and Warrant Purchase Agreement, as amended (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.05	02/02/18

Consent to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.06	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC ( incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.07	02/02/18

Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC ( incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.08	02/23/18

Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))

10.09	02/23/18	Form of Eighth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.10	02/23/18	Form of Eighth Amendment Supplemental Warrant (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.11	02/23/18

Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))

10.12	05/31/18

Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on June 4, 2018 (File No. 000-54090))

10.14	06/14/18

Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on June 15, 2018 (File No. 000-54090))

10.15	06/28/18

Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on July 5, 2018 (File No. 000-54090))

10.16	07/10/18

Ninth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 11, 2018 (File No. 000-54090))

10.17	07/13/18

Tenth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))

10.18	07/13/18	Form of Tenth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))
10.19	07/13/18

Third Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))

10.20	08/31/18

Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on September 5, 2018 (File No. 000-54090))

10.21	09/28/18

Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 000-54090))

10.22	11/12/18

Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 16, 2018 (File No. 000-54090))

10.23	11/19/18

Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2018 (File No. 000-54090))

10.24	12/03/18

Eighth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC ( incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 6, 2018 (File No. 000-54090))

10.25	12/17/18

Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 000-54090))

10.26	01/31/19	Tenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 000-54090))
10.27	02/28/19	Eleventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 4, 2019 (File No. 000-54090))
10.28	03/27/19	Eleventh Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 29, 2019 (File No. 000-54090))
10.29	03/29/19	Twelfth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019 (File No. 000-54090))
10.30	04/09/19	Fourth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.31	04/09/19	Amended and Restated Tranche One Term Note (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.32	04/29/19	Thirteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 1, 2019 (File No. 000-54090))
10.33	05/15/19	Fourteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.34	05/15/19	Twelfth Amendment to Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.35	05/15/19	Form of Twelfth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.36	05/15/19	Fifth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.37	05/15/19	Form of Tranche Three Term Note (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.38	05/15/19	Form of Tranche Three Loan Warrant (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.39	09/30/19	Fifteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on October 4, 2019 (File No. 000-54090))
10.40	11/29/19	Sixteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on December 5, 2019 (File No. 000-54090))
10.41	12/31/19	Seventeenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
10.42	12/31/19	Second Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
21.00	03/31/20	Subsidiaries of the Registrant*
31.1	03/30/20	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *

31.2	03/30/20	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). *
32.1	03/30/20	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	03/3020	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*     Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	March 30, 2020

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary,
Steven G. Johnson	Treasurer, Director	March 30, 2020

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting
Jason T. Thompson	Officer	March 30, 2020

/s/ Sandra K. McRee
Sandra K. McRee	Chief Operating Officer	March 30, 2020

/s/ L. Allen Wheeler
L. Allen Wheeler	Chairman of the Board	March 30, 2020

/s/ Jeffrey C. Lightcap
Jeffrey C. Lightcap	Director	March 30, 2020

/s/ David R. White
David R. White	Director	March 30, 2020

/s/ Steven B. Epstein
Steven B. Epstein	Director	March 30, 2020

/s/ Dr. James R. Higgins
Dr. James R. Higgins	Director	March 30, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CareView Communications, Inc.

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/BDO USA, LLP

We have served as the Company's auditor since 2010.

Dallas, Texas

3/30/2020

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

F-1

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$269,741	$1,200,725
Accounts receivable, net of allowance for doubtful accounts of $0 and $7,588, respectively	1,666,338	1,276,992
Other current assets	220,464	1,408,426
Total current assets	2,156,543	3,886,143

Property and equipment, net	1,978,020	2,486,666

Other Assets:
Restricted cash	—	750,000
Intangible assets, net	830,682	746,140
Operating lease asset	85,942	—
Other assets, net	240,700	310,592
Total other assets	1,157,324	1,806,732
Total assets	$5,291,887	$8,179,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$439,851	$509,298
Notes payable, current portion, net of debt costs of $0 and $0, respectively	20,563,786	15,513,786
Operating lease liability	91,363	—
Other current liabilities	4,505,505	1,416,240
	25,600,505	17,439,324

Long-term Liabilities:
Senior secured notes, net of debt discount and debt costs of $5,774,915 and $9,717,161, respectively	50,835,220	46,892,974
Senior secured convertible notes, net of debt discount and debt costs of $4,320,038 and $4,714,453, respectively	20,599,475	17,481,632
Notes payable, net of debt costs of $0 and $815,062	—	4,184,938
Total long-term liabilities	71,434,695	68,559,544
Total liabilities	97,035,200	85,998,868

Commitments and Contingencies (NOTE 10)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized at December 31, 2019 and 300,000,000 shares authorized at December 31, 2018; 139,380,748 shares issued and outstanding	139,381	139,381
Additional paid in capital	84,244,343	84,027,883
Accumulated deficit	(176,127,037)	(161,986,591)
Total stockholders' deficit	(91,743,313)	(77,819,327)
Total liabilities and stockholders' deficit	$5,291,887	$8,179,541

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Revenues, net	$6,294,122	$6,096,153

Operating expenses:
Network operations	3,033,130	3,405,198
General and administration	4,189,409	3,234,009
Sales and marketing	250,596	394,548
Research and development	1,400,325	1,429,022
Depreciation and amortization	720,567	1,284,616
Total operating expense	9,594,027	9,747,393

Operating loss	(3,299,905)	(3,651,240)

Other income and (expense)
Interest expense	(10,851,162)	(12,452,113)
Interest income	761	3,072
Other income	9,860	22,431
Total other income (expense)	(10,840,541)	(12,426,610)

Loss before taxes	(14,140,446)	(16,077,850)

Provision for income taxes	—	—

Net loss	$(14,140,446)	$(16,077,850)

Net loss per share	$(0.10)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	139,380,748	$139,381	$83,617,896	$(145,908,741)	$(62,151,464)
Options granted as compensation	—	—	262,953	—	262,953
Beneficial conversion features for senior secured convertible notes	—	—	133,220	—	133,220
Revaluation of Rockwell Holdings I, LLC warrant	—	—	13,814	—	13,814
Net loss	—	—	—	(16,077,850)	(16,077,850)

Balance, December 31, 2018	139,380,748	139,381	84,027,883	(161,986,591)	(77,819,327)

Options granted as compensation	—	—	195,657	—	195,657
Beneficial conversion features for senior secured convertible notes	—	—	6,392	—	6,392
Issuance of warrants to purchase common stock	—	—	14,411	—	14,411
Net loss	—	—	—	(14,140,446)	(14,140,446)
Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	$(91,743,313)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(14,140,446)	$(16,077,850)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	666,387	1,234,582
Amortization of debt discount and debt costs	4,357,463	3,863,329
Amortization of deferred installation costs	91,694	142,458
Amortization of deferred debt issuance and debt financing costs	815,061	545,001
Amortization of intangible assets	54,180	50,034
Allowance for bad debt expense	(7,588)	7,588
Interest incurred and paid in kind	2,673,428	5,197,408
Stock based compensation related to options granted	195,657	262,953
Stock based costs related to warrants issued	—	13,814
Loss on disposal of assets	249	32,592
Write off of deferred installation costs	9,277	—
Changes in operating assets and liabilities:
Accounts receivable	(381,757)	(73,612)
Other current assets	1,187,962	(822,804)
Other assets	167,409	16,394
Accounts payable	(69,447)	143,998
Other current liabilities	2,943,669	666,184
Other long-term liabilities	—	(43,583)
Net cash flows used in operating activities	(1,436,802)	(4,841,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(157,988)	(432,299)
Payment for deferred installation costs	(47,472)	(61,596)
Patent, trademark and other intangible asset costs	(138,722)	(130,258)
Net cash flows used in investing activities	(344,182)	(624,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	50,000	3,050,000
Proceeds from promissory notes	200,000	—
Repayment of notes payable	(150,000)	(200,000)
Net cash flows provided by financing activities	100,000	2,850,000

Decrease in cash	(1,680,984)	(2,615,667)
Cash, cash equivalents and restricted cash, beginning of period	1,950,725	4,566,392
Cash, cash equivalents and restricted cash, end of period	$269,741	$1,950,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$150,000	$2,029,450
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion features for senior secured convertible notes	$6,392	$133,220

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CareView Communications, Inc., a Nevada corporation ( “CareView”, the “Company”, “we”, “us” or “our”), was originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007.  We began our current operation in 2003 as a healthcare information technology company with a patented patient monitoring and entertainment system.

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

CareView’s secure video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device, allowing the nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and facilitates a host of modules for patient safety and workflow improvements. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA’) compliant patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA compliance features allow privacy options to be enabled at any time by the patient, nurse or physician.

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

During 2019, the Company was only able to enter into two pilot contracts, one of which was converted into a fully executed contract in the amount of $1,464 in August 2019, the other remains a pilot contract.  Due to the lack of recent marketability of the Connect product and our additional focus on CareView system sales in the fourth quarter of 2019, we have written off CareView Connect product on hand as of December 31, 2019, in the amount of approximately $1,131,000. This loss was included in general and administrative expenses in the statement of operations. The Company is still pursuing opportunities for its CareView Connect product.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

At December 31, 2019 and 2018, we had $0 and $750,000 included in restricted cash in other assets on the consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable past due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2019 and 2018, an allowance for doubtful accounts of $0 and $7,588, respectively, was recorded.

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

Allowance for System Removal

We would remove the CareView System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal.  We regularly evaluate the installed CareView Systems for such factors and an allowance is set up based on the estimated cost of removal.  At December 31, 2019 and 2018, an allowance of $152,800 and $236,650, respectively, was recorded in other assets in the accompanying consolidated financial statements.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
●	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability.  This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment.  We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable.  This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used.  Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production.  If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value.  The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets.  Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate.  Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends.  We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods.  During the years ended December 31, 2019 and 2018, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred.  Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  We did not capitalize any such costs during the years ended December 31, 2019 and 2018.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView System in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView System not to exceed five years.  Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable.  No impairment was recorded during the years ended December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, we capitalized no additional intellectual property costs.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents and Trademarks

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents.  We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP.  See Fair Value of Financial Instruments, below, and NOTES 11 and 12 for further details regarding derivative activity during the years ended December 31, 2019 and 2018.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments, and they are considered Level 1 assets under the fair value hierarchy.  We have elected not to carry our debt instruments at fair value.  Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

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

At December 31, 2019 and 2018, we had no financial assets and liabilities reported at fair value.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		2019	2018
Balance, beginning of period	$		$(11,157)
Issuances of derivative liabilities		—	—
Change in fair value of warrant liability		—	11,157
Transfers in and/out of Level 3		—	—
Balance, end of period		$—	$—

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

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the years ended December 31, 2019 and 2018, including in other assets in the accompanying consolidated balance sheet.

	For the Years Ended December 31,
	2019	2018
Balance, beginning of period	$134,686	$215,548
Additions	47,472	61,596
Transfer to expense	(100,970)	(142,458)
Balance, end of period	$81,188	$134,686

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability and is included in other current liabilities in the accompanying consolidated balance sheet, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018
Balance, beginning of period	$58,559	$17,430
Additions	389,836	192,506
Transfer to revenue	(192,997)	(151,377)
Balance, end of period	$255,398	$58,559

As of December 31, 2019, future transfers to revenue are as follows:

Years Ending December 31,	Amount
2020	$137,883
2021	73,447
2022	44,068
$255,398

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

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 12 months. We adopted Accounting Standard Update (“ASU”) 2016-02, Leases under the modified retrospective transition method for all long-term operating leases as of January 1, 2019.  The cumulative impact of the adoption of ASU 2016-02 to the condensed consolidated balance sheet as of January 1, 2019 was as follows:

Operating Lease Asset	$236,959
Operating Lease Liability-ST	$166,955
Operating Lease Liability-LT	$83,477

The adoption of ASU 2016-02 did not result in an adjustment to retained earnings.  The adoption of ASU-2016-02 represents a change in accounting principle.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method.  Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt.  Potential common shares totaling approximately 161,000,000 and 146,000,000 at December 31, 2019 and 2018, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows.  We expense all advertising costs as incurred.  Our advertising expense for the years ended December 31, 2019 and 2018 totaled approximately $30,000 and $103,000, respectively.

Concentration of Credit Risks and Customer Data

During 2019 one customer comprised $1,538,193 or 25% of our revenue, while no other customer comprised more than 10%.  During 2018 one customer comprised $1,532,823 or 25% of our revenue, while no other customer comprised more than 10%.

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

Recent Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment.  The Company does not currently hold or plan to invest in available-for-sale securities and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time.  The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Comparative financial information were not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2019 was approximately $269,741.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 30, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through March 30, 2021.  The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2019 and 2018, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2019 and 2018, we had 500,000,000 and 300,000,000 shares of Common Stock, $0.001 par value, respectively, authorized, and 139,380,748 shares of Common Stock issued and outstanding.  There was no Common Stock issued during the years ended December 31, 2019 or 2018.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expired/Canceled Warrants

Due to the down-round provisions associated with the exercise price of the Private Placement Warrants and the 2011 HealthCor Warrants that protects the holders from a decline in the issue price of our Common Stock, we determined that the Binomial Lattice model was the most appropriate model for valuing these instruments.  The fair value of the 2011 HealthCor Warrants and the Private Placement Warrants was computed incorporating transaction details such as the price of our Common Stock, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.  As of December 31, 2019:

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

Active Warrant Holders

As of December 31, 2019, our active warrant holders, as aggregated in the table below, include: (i) PDL Investment (see NOTE 11 for further details); (ii) HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and the 2019 Investor (see NOTE 12 for further details); (iii) Rockwell (see NOTE 13 for further details) and (iv) certain other warrant holders. All of the warrants in the table below have been recorded as equity.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2017	30,054,389	$0.33-$1.65	$0.85	4.6
Granted	512,500	$0.05	$.05	9.2
Canceled	(11,782,859)
Expired	(2,500,000)
Balance at December 31, 2018	16,284,030	$0.05-$1.10	$0.49	4.9
Granted	250,000	$0.03	$.03	9.4
Canceled	—
Expired	—
Balance at December 31, 2019	16,534,030	$0.03-$1.10	$0.49	4.4
Vested and Exercisable at
December 31, 2019	16,534,030

As of December 31, 2019 and 2018, we had no unamortized costs associated with capitalized Warrants.

Warrant Activity During 2019

In May 2019, we issued 250,000 ten-year Warrants (with a fair value of $4,000) at an exercise price of $0.03 per share to a director.

Warrant Activity During 2018

In February 2018, 512,500 Warrants were issued to an entity and certain officers and directors of the Company.  In March 2018, the 2,500,000 Private Placement Warrants expired and in September 2018, the 11,782,859 2011 HealthCor Warrants were canceled.

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”).  The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors.  The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.  At December 31, 2019, 2007 Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding.

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”).  The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors.  The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.  As of December 31, 2019, 2009 Plan Options to purchase 10,000,000 shares of our Common Stock have been issued with 4,979,426 remaining outstanding.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”).  The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors.  The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.  As of December 31, 2019, 2015 Plan Options to purchase 5,000,000 shares of our Common Stock have been issued with 3,986,000 remaining outstanding.

On December 7, 2016, we established the CareView Communications, Inc. 2016 Stock Option Plan (the “2016 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2016 Plan Option(s)”).  The 2016 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors.  The 2016 Plan Options vest over three years and have an exercise period of ten years from the date of issuance.  As of December 31, 2019, 2016 Plan Options to purchase 12,262,034 shares of our Common Stock have been issued 11,559,367 remaining outstanding.

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

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2017	22,660,459	$0.27	8.1	$—
Expired	(711,835)
Canceled	(248,331)
Balance at December 31, 2018	21,700,293	$0.26	7.1	$—
Expired	(1,106,334)
Canceled	(69,167)
Balance at December 31, 2019	20,524,792	$0.25	6.3	$—
Vested and Exercisable at
December 31, 2019	18,087,789	$0.27	6.0	$—

No Options were issued during 2019 and 2018.

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2019 and 2018 (approximately $196,000 and $263,000, respectively) is based on awards vested.  The estimate of forfeitures are to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.  We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $70,000 which is expected to be recognized over a weighted-average period of 1 year.  No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

At December 31, 2019, we had approximately $86,500,000 of federal net operating tax loss carry-forward which begins to expire in 2029 and approximately $19,600,000 of state net operating losses which begins to expire in 2029.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (21% for the year ended December 31, 2019 and 2018) to the loss before taxes are as follows:

	Years Ended December 31,
	2019	2018
Expected income tax benefit at statutory rate	$(2,969,493)	$(3,374,011)
Debt discount amortization	683,911	552,382
Permanently disallowed interest	223,586	293,975
Other permanent differences	10,264	13,359
State income tax benefit, net of tax effect at state statutory rate	—	—
Deferred pool true-ups/corrections related to:
Net operating losses	—	—
Other	65,226	(57,073)
Change in federal tax rate	—	—
Change in valuation account	1,986,506	2,571,368
Income tax expense (benefit)	$—	$—

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$18,162,329	$17,794,637
Accrued interest	7,538,930	6,142,738
Stock based compensation	1,265,290	1,224,202
Amortization of intangible assets	100,550	147,604
Depreciation of property and equipment	393,935	390,632
Accrued expenses and other liabilities	60,192	73,920
Research and development credit carry-forward	29,084	29,084
Donations	5,947	6,052
Asset reserve	237,527	—
Bad debt allowance	1,591	—
Beneficial conversion feature debt discount	(1,840,060)	(1,840,060)
Total deferred tax assets	25,955,315	23,968,809
Valuation allowance for deferred tax assets	(25,955,315)	(23,968,809)
Deferred tax assets, net of valuation allowance	$—	$—

In 2019 the deferred tax valuation allowance increased by $1,986,506.  In 2018 the deferred tax valuation allowance increased by $2,571,368.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

We periodically assess the likelihood that we will be able to recover our deferred tax assets.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.

As of December 31, 2019 and 2018, we established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2019 and 2018, no amounts have been recognized for uncertain tax positions and no amounts have been assessed or recognized related to interest or penalties related to uncertain tax positions.  We have determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.  We are currently subject to the general three-year statute of limitation for federal tax.  Under this general rule, the earliest period subject to potential audit is 2016.  For years in which the company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2019	2018
Prepaid equipment	$102,215	$1,394,044
Other prepaid expenses	109,185	—
Other current assets	9,064	14,382
TOTAL OTHER CURRENT ASSETS	$220,464	$1,408,426

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018
Network equipment	$12,424,248	$12,302,328
Office equipment	207,608	293,709
Vehicles	217,004	217,004
Test equipment	197,090	175,603
Furniture	91,341	90,827
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,151,936	13,094,116
Less: accumulated depreciation	(11,173,916)	(10,607,450)
TOTAL PROPERTY AND EQUIPMENT	$1,978,020	$2,486,666

Depreciation expense for the years ended December 31, 2019 and 2018 was $666,387 and $1,234,582, respectively.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,070,871	$243,702	$827,169
Other intangible assets	63,509	59,996	3,513
TOTAL INTANGIBLE ASSETS	$1,134,380	$303,698	$830,682

	December 31,2018
	Cost	Accumulated Amortization	Net
Patents and trademarks	$932,149	$192,995	$739,154
Other intangible assets	63,508	56,522	6,986
TOTAL INTANGIBLE ASSETS	$995,657	$249,517	$746,140

Other assets consist of the following:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,288,156	$1,206,968	$81,188
Prepaid license fee	249,999	136,611	113,388
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,584,279	$1,343,579	$240,700

	December 31,2018
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,810,414	$1,675,728	$134,686
Prepaid license fee	249,999	120,217	129,782
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,106,537	$1,795,945	$310,592

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2019	2018
Accrued interest	$3,751,061	$750,548
Allowance for system removal	152,800	236,650
Accrued paid time off	112,176	129,773
Deferred commission	139,041	117,206
Accrued rent expense	22,161	68,780
Deferred revenue	255,398	58,559
Accrued taxes	29,309	23,156
Insurance Premium Financing	19,360	—
Other accrued liabilities	24,199	31,568
TOTAL OTHER CURRENT LIABILITIES	$4,505,505	$1,416,240

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015.  On December 8, 2014, we entered into a Lease Extension Agreement (the “Lease Extension”), wherein we extended the Lease through June 30, 2020.  The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions.  Rent expense for the years ended December 31, 2019 and 2018 was $263,664 and $233,497, respectively.

Monthly base rent per the Lease and the Lease Extension through the end of term, June 30, 2020, is $15,968.  Future minimum payments through the end of term are $95,810.

On March 4, 2020, we entered into the fourth amendment to the commercial lease agreement extending the terms.  See Note 14 in accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturity

As of December 31, 2019, future debt payments due are as follows:

Years Ending December 31,	Total	Note Payable	Senior Secured Convertible Notes(1)	Notes Payable
2020	$20,563,786	$20,563,786	$—	$—
2021	45,966,949	—	—	45,966,949
2022	10,643,186	—	—	10,643,186
2023	—	—	—	—
Thereafter	24,919,513	—	24,919,513	—
Total	$102,093,434	$20,563,786	$24,919,513	$56,610,135

(1)	Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $20,599,475, which represents this amount less debt discount of $4,320,038.
(2)	Senior Secured Notes are included on the accompanying consolidated financial statements as $50,835,220, which represents the 2021 and 2022 amount due less debt discount of $5,774,915.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 have been delayed and are included in the payment due on January 17, 2020 (see Seventeenth Amendment to the PDL Modification Agreement below for additional details).

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 have been delayed and are also included in the payment due on January 17, 2020 (see Seventeenth Amendment to the PDL Modification Agreement below for additional details).

The obligations under the PDL Credit Agreement, as modified, are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries.  We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and the 2019 Investor (as defined in NOTE 12) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on such pledged assets to HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and the 2019 Investor.

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes.  The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets.  The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period (see Seventeenth Amendment to the PDL Modification Agreement below for additional details).  We are in compliance with this covenant as of the date of this filing.  The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 15, 2019, the Company, the Lender, Steven G. Johnson (our Chief Executive Officer, President, Secretary and Treasurer), individually, and Dr. James R. Higgins (a member of our board of directors), individually (Mr. Johnson and Dr. Higgins, collectively, the “Tranche Three Lenders”) entered into a Fifth Amendment to the PDL Credit Agreement (the “Fifth PDL Credit Agreement Amendment”), pursuant to which the parties agreed to amend the PDL Credit Agreement to, among other things, (i) provide for a new tranche of term loan in the aggregate principal amount of $200,000, from the Tranche Three Lenders, with a maturity date of October 7, 2020 and bearing interest at the rate of 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended) (the “Tranche Three Loan”); (ii) increase the interest rate for outstanding borrowings under the Amended Tranche One Loan from 13.5% per annum to 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended), effective May 15, 2019,; and (iii) provide for the issuance of the Twelfth Amendment Note, pursuant to the terms of the Twelfth Amendment to the HealthCor Agreement (see NOTE 12 for details).  Under the accounting standards, we determined that the restructuring of the Tranche One Loan resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate.  Also on May 15, 2019, upon the execution of the Fifth PDL Credit Agreement Amendment, (i) the Company sold and issued the Tranche Three Lenders term notes in the aggregate principal amount of $200,000, payable in accordance with the terms of the PDL Credit Agreement (the “Tranche Three Loans”), $150,000 from Mr. Johnson and $50,000 from Dr. Higgins, and (ii) the Company issued a warrant for the purchase of 250,000 shares of Common Stock, with an exercise price per share equal to $0.03 (subject to adjustment as described therein) and an expiration date of May 15, 2029 (the “Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Tranche Three Loan. Mr. Johnson declined to be issued a Tranche Three Loan Warrant.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2019 the Company and the Lender entered into the Fourteenth Amendment to the PDL Modification Agreement (the “Fourteenth Amendment to the PDL Modification Agreement”), pursuant to which, in connection with the Twelfth Amendment to the HealthCor Purchase Agreement (see NOTE 12 for further details) and the Fifth Amendment to the PDL Credit Agreement, the parties agreed to amend the PDL Modification Agreement, as previously amended, to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Borrower could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $1,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $250,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (resulting in aggregate net cash proceeds of at least $3,300,000); (C) the Liquidity required during the Modification Period would be lowered to $0 from $750,000; and (D) the Company’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019 and June 30, 2019 would be deferred until September 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

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

On November 29, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Sixteenth Amendment to Modification Agreement (the “Sixteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and December 31, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 would be deferred until December 31, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Seventeenth Amendment to Modification Agreement (the “Seventeenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 17, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 would be deferred until January 17, 2020 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

The Company has evaluated the Fifteenth, Sixteenth and Seventeenth Amendments and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60. In January 2020, the Company entered into Eighteenth and Nineteenth Amendments to the Modification Agreement (See NOTE 14 for further details).

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of December 31, 2019, the Amended PDL Warrant has not been exercised. At December 31, 2019, the outstanding balance of certain debt issuance and closing costs related to the PDL Credit Agreement totaling $0 was recorded as deferred closing costs in the accompanying condensed consolidated financial statements. Historically, the deferred closing costs had been presented as other assets, as the costs were incurred prior the first draw down. The costs should have been reclassified as a direct deduction of the debt when the funds were provided.  The costs are presented as a direct deduction from the debt as of December 31, 2019, and $815,062 of such costs that were historically presented as other assets have been reclassified as contra debt in the consolidated balance sheet as of December 31, 2018.  Management evaluated this classification error on prior period financial statements and concluded the impact was immaterial. Through December 31, 2018, these costs were amortized to interest expense using the straight-line method over the term of the PDL Credit Agreement, as amended.

During the year ended December 31, 2019, the Company and Lender entered into eight amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs.  Under debt modification/troubled debt guidance, we determined that the first of the eight amendments qualified for modification accounting, while the final seven qualified for troubled debt restructuring accounting.  As appropriate, we expensed the debt issuance costs paid to third parties as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively.  For the years ended December 31, 2019 and 2018, pursuant to the terms of the PDL Modification Agreement, as amended, $3,773,673 and $1,015,044, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Tranche Three Loan Warrant was $3,704 and was recorded as interest expense at December 31, 2019.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of December 31, 2019, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 25,400,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of December 31, 2019, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,500,000 to HealthCor and 17,500,000 to the 2015 Investors.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2015, we entered into the Ninth Amendment to the HealthCor Purchase Agreement (the “Ninth Amendment”) pursuant to which, among other things, (i) the requirement to maintain a minimum cash balance of $5,000,000 was reduced to a minimum cash balance of $2,000,000 and (ii) the amendment provision was revised to permit the HealthCor Purchase Agreement to be amended by the Company and the holders of the majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock sold pursuant to the HealthCor Purchase Agreement. On March 31, 2015, we also issued a warrant to HealthCor to purchase up to an aggregate of 1,000,000 shares of our Common Stock in consideration for certain prior waivers of the minimum cash balance requirement in the HealthCor Purchase Agreement (the “Ninth Amendment Warrant”). The Ninth Amendment Warrant has an exercise price per share of $0.53 (subject to adjustment as described therein) and an expiration date of March 31, 2025.

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

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of December 31, 2019, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 51,400,000 to the February 2018 Investors.

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

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”).  As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.  As of December 31, 2019, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 24,000,000 to the July 2018 Investors.

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

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”).  As provided by the Twelfth Amendment, the Twelfth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Notes. The Twelfth Amendment Notes have a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.  As of December 31, 2019, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 1,800,000 to the 2019 Investor.

Subsequent to December 31, 2019, the Company and HealthCor entered into a Thirteenth Amendment to the HealthCor Purchase Agreement.  See Note 14 Subsequent Events.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $4,413,123 and $3,776,287 in interest for the years ended December 31, 2019 and 2018, respectively, related to these transactions. For the years ended December 31, 2019 and 2018, we recorded $1,178,322 and $3,979,983, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the years ended December 31, 2019 and 2018, we recorded a BCF of $6,390 and $133,220, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $34,672 and $29,239 in interest for the years ended December 31, 2019 and 2018, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $57,803 and $57,803 in interest expense for the years ended December 31, 2019 and 2018, respectively.  The Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Eighth Amendment Warrants was $10,707, which was recorded as interest expense at December 31, 2019.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement).  Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000.  Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019.  We were not in default of any conditions under the Settlement Agreement as of December 31, 2017.  The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest.  As previously reported in our Current Report on Form 8-K filed with the SEC on February 5, 2018, on February 2, 2018 the Company entered into an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell Holdings I, LLC (“Rockwell”) dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the termination of the Modification Period, April 30, 2020.  On December 31, 2019, the Company and Rockwell entered into a Second Amendment to the Rockwell Note (the “Second Rockwell Note Amendment”) pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2020, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 to January 31, 2020. We have evaluated the Second Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015.  Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022.  All other provisions of the Project Warrant remained unchanged.  At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements.  Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered into an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

Subsequent to December 31, 2019, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (see NOTE 14 for further details).

NOTE 14 – SUBSEQUENT EVENTS

On January 17, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into an Eighteenth Amendment to Modification Agreement (the “Eighteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 28, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 would be deferred until January 28, 2020 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On January 28, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Nineteenth Amendment to Modification Agreement (the “Nineteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and (i) April 30, 2020 (provided that Borrower obtains at least $600,000 in cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt subordinated to the Tranche One Loan (as defined in the Credit Agreement) pursuant to the terms of the Intercreditor Agreement (as defined in the Credit Agreement) on or prior to February 11, 2020) or (ii) February 11, 2020 (if Borrower has not obtained such cash proceeds by such date) (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020 would be deferred until the end of the extended Modification Period (but with respect to the March 31, 2020 interest payment, such payment would be deferred only in the event that the end of the extended Modification Period is April 30, 2020 rather than February 11, 2020; otherwise the Borrower will make the interest payment due under the Credit Agreement on March 31, 2020), and that such deferrals would be a Covered Event.

On January 31, 2020, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 from January 31, 2020 to February 10, 2020.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2020, the Company, the Borrower, the Lender (in its capacity as administrative agent and lender) and the Tranche Three Lenders entered into a Sixth Amendment to Credit Agreement (the “Sixth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to, among other things, (i) provide for additional funding under the Tranche Three Loan, in the aggregate principal amount of $500,000, from the Tranche Three Lenders (the “Additional Tranche Three Loan”), with a maturity date of October 7, 2020 (the fifth anniversary of the funding date of the Tranche One Loan (as defined in the Credit Agreement)), with outstanding borrowings bearing interest at the rate of 15.5% per annum, payable quarterly in arrears (subject to the terms of the Modification Agreement, as amended), and with payment of the Additional Tranche Three Loan and any other Obligations (as defined in the Credit Agreement) incurred in connection with the Additional Tranche Three Loan subordinated and subject in right and time of payment to the Payment in Full (as defined in the Credit Agreement) of the Tranche One Loan and any other Obligations incurred in connection with the Tranche One Loan, to the extent and in the manner set forth in the Credit Agreement; and (ii) provide for the issuance of the Thirteenth Amendment Supplemental Closing Note.

Also on February 6, 2020, upon the execution of the Sixth Credit Agreement Amendment, (i) the Borrower (CareView Communications, Inc., a Texas corporation and a wholly owned subsidiary of the Company) borrowed the Additional Tranche Three Loan and issued to the Tranche Three Lenders term notes in the aggregate principal amount of $500,000, payable in accordance with the terms of the Credit Agreement (the “Additional Tranche Three Term Notes”), $250,000 from Mr. Johnson and $250,000 from Dr. Higgins, and (ii) the Company issued a warrant for the purchase of 1,000,000 shares of Common Stock, with an exercise price per share equal to $0.01 (subject to adjustment as described therein) and expiration date of February 6, 2030 (the “Additional Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Additional Tranche Three Loan.  Mr. Johnson declined to be issued an Additional Tranche Three Loan Warrant.  Mr. Johnson is our Chief Executive Officer, President, Secretary and Treasurer and is one of our directors.  Dr. Higgins is one of our directors.

On February 6, 2020, we entered into a Thirteenth Amendment to Note and Warrant Purchase Agreement (the “Thirteenth Amendment”) with the Existing Investor listed in Annex I to the Thirteenth Amendment (the “Thirteenth Amendment Investor”) and with the HealthCor Parties and certain additional Existing Investors (solely in their capacity as Majority Holders (acting together with the Thirteenth Amendment Investor) approving the Thirteenth Amendment and not as investors), pursuant to which (i) we sold and issued, for $100,000 in cash, to the Thirteenth Amendment Investor on such date an additional note in the initial principal amount of $100,000, with a conversion price per share equal to $0.01 (subject to adjustment as described therein) and a maturity date of February 5, 2030 (the “Thirteenth Amendment Supplemental Closing Note”); and (ii) the Majority Holders consented to the issuance of the Additional Tranche Three Loan Warrant in connection with the Additional Tranche Three Loan (each as defined below). The Thirteenth Amendment Investor is one of our directors.

The Purchase Agreement and Thirteenth Amendment provide that we grant to the Thirteenth Amendment Investor a security interest in our assets as collateral for payment of the Thirteenth Amendment Supplemental Closing Note, evidenced by the Amended and Restated Security Agreement and by the Amended and Restated IP Security Agreement.

The Purchase Agreement and the Thirteenth Amendment also provide that we grant registration rights to the Thirteenth Amendment Investor for the Common Stock into which the Thirteenth Amendment Supplemental Closing Note may be converted as provided for by the Registration Rights Agreement.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025.  The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions.  We believe that these premises are adequate and sufficient for our current needs.

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The extent to which COVID-19 will negatively impact our business results is highly uncertain and cannot be accurately predicted. Management believes that the COVID-19 outbreak and the measures taken to control it may have a large negative impact on economic activities across the world and the United States. As such, these uncertainties may impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations in the foreseeable future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  The Company is currently evaluating the implications of the Act and its impact on the financial statements and related disclosures has not yet been determined.