Form 10-Q
period 2020-03-31
CareView Communications Inc
filed 2020-05-15
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐   No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 15, 2020 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$589,330	$269,741
Accounts receivable	1,565,997	1,666,338
Other current assets	173,615	220,464
Total current assets	2,328,942	2,156,543

Property and equipment, net	1,827,836	1,978,020

Other Assets:
Intangible assets, net	903,124	830,682
Operating lease asset	729,769	85,942
Other assets, net	211,316	240,700
Total other assets	1,844,209	1,157,324
Total assets	$6,000,987	$5,291,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$342,670	$439,851
Notes payable, current portion net of debt costs of $0 and $0, respectively	21,013,786	20,563,786
Operating lease liability	137,712	91,363
Other current liabilities	5,286,809	4,505,505
Total current liabilities	26,780,977	25,600,505

Long-term Liabilities:
Senior secured notes, net of debt discount and debt costs of $4,861,583 and $5,774,915, respectively	51,748,551	50,835,220
Senior secured convertible notes, net of debt discount and debt costs of $4,180,020 and $4,320,038, respectively	21,526,420	20,599,475
Operating lease liability	606,736	—
Total long-term liabilities	73,881,707	71,434,695
Total liabilities	100,662,684	97,035,200

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,270,372	84,244,343
Accumulated deficit	(179,071,450)	(176,127,037)
Total stockholders’ deficit	(94,661,697)	(91,743,313)
Total liabilities and stockholders’ deficit	$6,000,987	$5,291,887

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues, net	$1,712,856	$1,473,291

Operating expenses:
Network operations	722,897	715,824
General and administration	712,773	748,825
Sales and marketing	122,084	70,123
Research and development	375,063	318,641
Depreciation and amortization	177,015	184,646
Total operating expense	2,109,832	2,038,059

Operating loss	(396,976)	(564,768)

Other income and (expense)
Interest expense	(2,549,014)	(2,516,638)
Interest income	137	417
Other income	1,440	5,226
Total other income (expense)	(2,547,437)	(2,510,995)

Loss before taxes	(2,944,413)	(3,075,763)

Provision for income taxes	—	—

Net loss	$(2,944,413)	$(3,075,763)

Net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	$139,381	$84,088,887	$(165,062,354)	$(80,834,086)

Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	$(91,743,313)
Options granted as compensation	—	—	17,342	—	17,342
Warrants issued	—	—	8,687	—	8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	$139,381	$84,270,372	$(179,071,450)	$(94,661,697)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,944,413)	$(3,075,763)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	162,586	171,928
Amortization of debt discount and debt costs	1,062,037	1,055,264
Amortization of deferred installation costs	11,527	23,038
Amortization of deferred debt issuance and debt financing costs	—	116,438
Amortization of intangible assets	14,429	12,718
Amortization of operating lease	46,832	35,364
Interest incurred and paid in kind	686,927	647,389
Stock based compensation related to options granted	17,342	54,612
Loss on disposal of intangible assets	2,754	—
Write off of deferred installation costs	21,886	—
Changes in operating assets and liabilities:
Accounts receivable	100,341	1,409
Other current assets	46,849	65,345
Other assets	4,098	4,098
Accounts payable	(97,182)	(219,545)
Other current liabilities	743,732	569,242
Net cash flows used in operating activities	(120,255)	(538,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,402)	(16,337)
Payment for deferred installation costs	(8,128)	(16,589)
Patent, trademark and other intangible asset costs	(89,626)	(25,737)
Net cash flows used in investing activities	(110,156)	(58,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	100,000	—
Proceeds from promissory notes	500,000	—
Repayment of notes payable	(50,000)	(50,000)
Net cash flows provided by (used in) financing activities	550,000	(50,000)

Decrease in cash	319,589	(647,126)
Cash, cash equivalents and restricted cash, beginning of period	269,741	1,950,725
Cash, cash equivalents and restricted cash, end of period	$589,330	$1,303,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$690,658	$—
Beneficial conversion features for senior secured convertible notes	$—	$6,391

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended March 31, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen-5 product.

The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce.  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

We offer CareView’s services through a subscription-based contract with each healthcare facility for a standard term of three to five years and have determined we have one performance obligation for our services. We begin to bill monthly subscription fees to the healthcare facility upon official acceptance of the CareView System by the healthcare facility which is when the service is initiated. When services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue over time based on the service completed to date as the amount invoiced each month. The contract requires the healthcare facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the healthcare facility requires additional services, the contract is amended accordingly. The Company evaluated the disaggregation criteria of ASC 606 and determine that based on the nature, amount, timing and uncertainty of our service revenues, there were no material differences that merited further disaggregation as compared to the total revenue as reported in the accompanying consolidated statements of operations.  We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the three months ended March 31, 2020 and 2019, included in other assets in the accompanying condensed consolidated balance sheet.

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$81,188	$134,686
Additions	8,128	16,589
Transfer to expense	(33,413)	(23,038)
Balance, end of period	$55,903	$128,237

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”).  The transaction is recorded as a contract liability in and is included in other current liabilities in the accompanying condensed consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract.  The table below details this activity during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$255,398	$58,559
Additions	165,212	—
Transfer to revenue	(107,918)	(26,361)
Balance, end of period	$312,692	$32,198

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, future transfers to revenue are as follows:

Years Ending December 31,	Amount
2020	$173,887
2021	97,772
2022	41,033
$312,692

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

ASC Topic 842, Leases

We adopted ASC Topic 842, Leases under the modified retrospective transition method for all long-term operating leases as of January 1, 2019 . See NOTE 13 for further details.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 174,000,000 and 149,000,000 at March 31, 2020 and 2019, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2of our Annual Report on Form 10-K for the year ended December 31, 2019.  We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at March 31, 2020 was approximately $589,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 15, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards.  If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings.  There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.  Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through May 15, 2021. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On April 11, 2019, the Board of Directors of the Company approved an amendment (the “Charter Amendment”) to our Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $0.001, from 300,000,000 shares to 500,000,000 shares. Subsequently, on May 14, 2019, the Charter Amendment was approved by written consent of the holders of 72,863,770 shares of our Common Stock, representing approximately 52% of our outstanding shares of Common Stock, in lieu of a special meeting. The Charter Amendment was filed with the Secretary of State of the State of Nevada on, and effective as of, June 26, 2019.  Also, on April 11, 2019, the Board of Directors approved an amendment to the Company’s Bylaws to amend Section 8, Action Without a Meeting, to replace the wording of that section in its entirety.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 6, 2020, we issued 1,000,000 ten-year Warrants (with a fair value of $9,000) at an exercise prices of $0.01 per share to a director (see NOTE 10 for further details).  During the three months ended March 31, 2019, no Warrants were issued.

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2020, 100,000 Options to purchase our Common Stock (the “Option(s)”) were granted having a with a fair value of $800 and an exercise prices of $0.05 per share. During the three months ended March 31, 2019, no options to purchase our Common Stock (the ’’Option(s)’’) were granted.  During the three months ended March 31, 2020, Options totaling 13,335 expired and 263,333 Options were canceled.  During the three months ended March 31, 2019, Options totaling 920,000 Options expired, and 4,001 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2019	20,524,792	$0.25	6.3	$—
Granted	100,000
Expired	(13,335)
Canceled	(263,333)
Balance at March 31, 2020	20,348,124	$0.24	6.1	$—
Vested and Exercisable at March 31, 2020	17,824,456	$0.27	5.9	$—

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2020 and 2019 ($17,342 and $54,613, respectively) is based on awards vested.  The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.  We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate.  We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2020, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $51,069, which is expected to be recognized over a weighted-average period of 0.7 years.  No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid expenses	$108,964	$102,215
Other prepaid expenses	59,757	109,185
Other current assets	4,894	9,064
TOTAL OTHER CURRENT ASSETS	$173,615	$220,464

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Network equipment	$12,429,762	$12,424,248
Office equipment	214,496	207,608
Vehicles	217,004	217,004
Test equipment	197,090	197,090
Furniture	91,341	91,341
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,164,338	13,151,936
Less: accumulated depreciation	(11,336,502)	(11,173,916)
TOTAL PROPERTY AND EQUIPMENT	$1,827,836	$1,978,020

Depreciation expense for the three months ended March 31, 2020 and 2019 was $162,586 and $171,928, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,121,343	$256,392	$864,951
Other intangible assets	83,746	45,573	38,173
TOTAL INTANGIBLE ASSETS	$1,205,089	$301,965	$903,124

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,070,871	$243,702	$827,169
Other intangible assets	63,509	59,996	3,513
TOTAL INTANGIBLE ASSETS	$1,134,380	$303,698	$830,682

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,274,398	$1,218,495	$55,903
Prepaid license fee	249,999	140,710	109,289
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,570,521	$1,359,205	$211,316

Other assets consist of the following:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,288,156	$1,206,968	$81,188
Prepaid license fee	249,999	136,611	113,388
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,584,279	$1,343,579	$240,700

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued interest	$4,550,525	$3,751,061
Deferred revenue	312,692	255,398
Allowance for system removal	145,650	152,800
Deferred commission	139,041	139,041
Accrued paid time off	53,049	112,176
Accrued taxes	53,637	29,309
Other accrued liabilities	21,709	24,199
Accrued rent expense	10,506	22,161
Insurance premium financing	—	19,360
TOTAL OTHER CURRENT LIABILITIES	$5,286,809	$4,505,505

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We do not expect to pay any significant federal or state income tax for 2020 as a result of the losses recorded during the three months ended March 31, 2020 and the additional losses expected for the remainder of 2020 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized.  As of March 31, 2020, we maintained a full valuation allowance for all deferred tax assets.  Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the three months ended March 31, 2020 was different from the federal statutory rate due primarily to the benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted March 27, 2020.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019 and March 31,2020 have been delayed and are also included in the payment due on April 30, 2020 (see Nineteenth Amendment to the PDL Modification Agreement below for additional details).

The obligations under the PDL Credit Agreement, as modified, are secured by a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries. We executed a Subordination and Intercreditor Agreement (the “Subordination and Intercreditor Agreement”), with the Lender, HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and the February 2020 Investor (as defined in NOTE 10) pursuant to which we granted first-priority liens on our pledged assets to the Lender and second-priority liens on  such pledged assets to HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and the February 2020 Investor.

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

Also on February 6, 2020, upon the execution of the Sixth Credit Agreement Amendment, (i) the Borrower borrowed the Additional Tranche Three Loan and issued to the Tranche Three Lenders term notes in the aggregate principal amount of $500,000, payable in accordance with the terms of the Credit Agreement (the “Additional Tranche Three Term Notes”), $250,000 from Mr. Johnson and $250,000 from Dr. Higgins, and (ii) the Company  issued a warrant for the purchase of 1,000,000 shares of Common Stock, with an exercise price per share equal to $0.01 (subject to adjustment as described therein) and expiration date of February 6, 2030 (the “Additional Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Additional Tranche Three Loan. Mr. Johnson declined to be issued an Additional Tranche Three Loan Warrant. Mr. Johnson is our Chief Executive Officer, President, Secretary and Treasurer and is one of our directors. Dr. Higgins is one of our directors.

The Company has evaluated the Eighteenth and Nineteenth Amendments and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of March 31, 2020, the Amended PDL Warrant has not been exercised.

During the year ended December 31, 2019, the Company and Lender entered into eight amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs.  Under debt modification/troubled debt guidance, we determined that the first of the eight amendments qualified for modification accounting, while the final seven qualified for troubled debt restructuring accounting.  The Eighteenth and Nineteenth Amendments entered into during the three months ended March 31, 2020 (as detailed above) also qualified for troubled debt restructuring accounting.  As appropriate, we expensed the debt issuance costs paid to third parties as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively. For the three months ended March 31, 2020 and 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $775,000 and $807,556, respectively was recorded as interest expense in the accompanying condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The Tranche Three Warrant issued with the Sixth PDL Credit Agreement Amendment was valued at $8,687 and was recorded as interest expense at March 31, 2020.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of March 31, 2020, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 26,000,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of March 31, 2020, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,600,000 to HealthCor and 18,000,000 to the 2015 Investors.

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

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of March 31, 2020, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 53,000,000 to the February 2018 Investors.

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

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”). As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of March 31, 2020, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 25,000,000 to the July 2018 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Note. The Twelfth Amendment Note has a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of March 31, 2020, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 2,000,000 to the 2019 Investor.

On February 6, 2020, we entered into the Thirteenth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and an investor (a member of our board of directors) (such additional investor, the “February 2020 Investor”), pursuant to which (i) we sold and issued a convertible secured promissory note for $100,000 to the February 2020 Investor with a conversion price per share equal to $0.01 (subject to adjustment as described therein) (the “Thirteenth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Thirteenth Amendment Note. The Thirteenth Amendment Note has a maturity date of February 5, 2030. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of March 31, 2020, the underlying shares of our Common Stock related to the Thirteenth Amendment Note totaled approximately 10,000,000 to the 2020 Investor.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,725,826 and $1,688,204 in interest for the three months ended March 31, 2020 and 2019, respectively, related to these transactions. For the three months ended March 31, 2020 and 2019, we recorded $1,322,068and $1,032,693, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the three months ended March 31, 2020 and 2019, respectively, we recorded a BCF of $0 and $6,390, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $27,509 and $8,122 in interest for the three months ended March 31, 2020 and 2019, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants and Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,551 and $14,451 in interest expense for the three months ended March 31, 2020 and 2019, respectively.

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

On January 31, 2020, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on January 31, 2020 (per the Second Rockwell Note Amendment) to February 10, 2020.  We have evaluated the Third Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

Effective as of March 31, 2020, the Company and Rockwell entered into a Fourth Amendment to the Rockwell Note (the “Fourth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on March 31, 2020 to April 16, 2020.  We have evaluated the Fourth Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Amendment to Commercial Lease Agreement

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LEASE

Under ASC Topic 842, Leases ("ASC 842"), operating lease expense is generally recognized evenly over the term of the lease. On January 1, 2019, the Company had an operating lease primarily consisting of office space with a remaining lease term of 18 months.  We adopted ASC 842 under the modified retrospective transition method for all long-term operating leases as of January 1, 2019 .  The cumulative impact of the adoption of ASC 842 to the condensed consolidated balance sheet as of January 1, 2019 was as follows:

Operating Lease Asset	$236,959
Operating Lease Liability-ST	$166,955
Operating Lease Liability-LT	$83,477

The adoption of ASC 842 did not result in an adjustment to retained earnings.  The adoption of ASC 842 represents a change in accounting principle.

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025.  The Lease Extension contains a renewal provision under which the Lease has been extended for an additional five-year period under the same terms and conditions of the original Lease Agreement. Management has identified this extension as a reassessment event, as we have elected to exercise the Lease Extension option even though the Company had previously determined that it was not reasonably certain to do so.

The Company has reassessed the discount rate at the remeasurement date at 14.8%, and the Company has remeasured its operating lease asset and lease liability on its balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its operating lease asset and lease liability. The reassessment is based on the remaining lease term (5.42 years) and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease.  Rent expense for the three months ended March 31, 2020 and 2019 was $78,369 and $65,697, respectively.

Lease Position as of March 31,2020

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of March 31, 2020
Assets
Operating lease asset	$729,769
Total lease asset	$729,769

Liabilities
Current liabilities:
Operating lease liability	$137,712
Long-term liabilities:
Operating lease liability, net of current portion	606,736
Total lease liability	$744,448

26

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2020, for the following five fiscal years and thereafter is as follows:

Year ending December 31, 2020	Operating Leases
Remaining 2020	$114,345
2021	202,310
2022	208,379
2023	214,631
2024	221,069
2025 and thereafter	150,679
Total minimum lease payments	1,111,413
Less effects of discounting	(366,965)
Present value of future minimum lease payments	$744,448

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$37,573

27

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Payroll Protection Program

On April 10, 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of approximately $782,000 (the “PPP Loan”) was disbursed by BOKF, NA (“Lender”), pursuant to the Paycheck Protection Program Promissory Note and Agreement (the “Promissory Note”).  The PPP Loan matures April 10, 2022 and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence November 10, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company beginning 60 days but not later than 90 days after the funding date of the PPP Loan. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee more than $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

Consents and Agreements Regarding U.S. Small Business Administration Paycheck Protection Program Loan

On April 17, 2020, the Company and PDL Investment Holdings, LLC, entered into a Consent and Agreement Regarding SBA Loan Agreement (the “PDL Consent Agreement”), pursuant to which the Lender (i) consented under the Credit Agreement to the Borrower’s issuing the Promissory Note and borrowing the SBA Loan and (ii) agreed that the SBA Loan would be deemed to be debt that is permitted under the Credit Agreement and Loan Documents.

April 17, 2020, the Company and holders of at least a majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock, on an as-converted basis, sold pursuant to the Note and Warrant Purchase Agreement dated April 21, 2011, as amended, by and among HealthCor Partners Fund, LP, HealthCor Hybrid Offshore Master Fund, LP and the other investors party thereto (the “Majority Holders”) (the “Purchase Agreement”), entered into a Consent and Agreement Regarding SBA Loan Agreement (the “NWPA Consent Agreement”), pursuant to which the Majority Holders (i) consented under the Purchase Agreement to the Borrower’s issuing the Promissory Note and borrowing the SBA Loan and (ii) agreed that the SBA Loan would be deemed to be Permitted Indebtedness under the Purchase Agreement (as defined therein).

Twentieth Amendment to the PDL Modification Agreement

On April 17, 2020, the Company and the Lender entered into a Twentieth Amendment to the PDL Modification Agreement (the “Twentieth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 would be deferred until September 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”).  This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2019.  The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “CareView,” or “Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”) (collectively known as the “Company’s Subsidiaries”).

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol “CRVW.’’

Company Overview

Our mission is to be the leading provider of products and on-demand application services for the healthcare industry, specializing in bedside video monitoring, software tools to improve hospital communications and operations, and patient education and entertainment packages. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs. The entertainment packages and patient education enhance the patient’s quality of stay. Reported results from CareView-driven facilities prove that our products reduce falls, reduce the cost of sitter fees, increase patient satisfaction, and reduce bed turnaround time to increase patient flow. For patients, we have a convenient in-room, entertainment package that includes high-speed Internet, access to first-run on-demand movies and visual connectivity to family and friends from anywhere in the world. For the hospital, we offer tools to provide superior patient care, peace of mind and customer service satisfaction.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended March 31, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen-5 product.

The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce.  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

CareView System

Our CareView System® suite of video monitoring, guest services and related applications connect patients, families, and healthcare providers. Through the use of telecommunications technology and the Internet, our evolving products and on-demand services greatly increase the access to quality medical care and education for patients/consumers and healthcare professionals. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more informative and satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care, and reduce costs associated with bringing information technology directly to patients, families, and healthcare providers. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

CareView’s secure video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device, allowing the nursing staff to maintain a level of visual contact with each patient. This configuration enhances the use of the nurse call system, reduces unnecessary steps to and from patient rooms, and facilitates a host of modules for patient safety and workflow improvements. The CareView System suite can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA’) compliant, patient approved video record can be included as part of the patient’s medical record and serves as additional documentation of bedside care, procedures performed, patient and hospital ancillary activities, safety or care incidents, support to necessitate additional clinical services, and, if necessary, as evidence. Additional HIPAA-compliance features allow privacy options to be enabled at any time by the patient, nurse, or physician.

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

CareView System Products and Services Agreement with Healthcare Facilities

We offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System’s products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package or GuestView module are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially similar to our P&S Agreements.

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

Group Purchasing Agreement with HealthTrust Purchasing Group, LP

On December 14, 2016, the Company entered into a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care, and alternate care sites. The agreement was effective on January 1, 2017 and all CareView System components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed Bed Equivalent Units (“BEUs”) and billable BEUs as of April 30, 2020. BEUs are calculated by dividing the monthly revenue derived from healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for an RCP. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended, or the pending proposals will be approved to ultimately result in the number of estimated BEUs. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility

Installed Hospitals	Installed BEUs	Billable BEU	Total Staffed Beds in Contracted/ Pilot Hospitals	Potential BEUs Available Under Current Contract/ Pilot Contracts (*)	BEUs in Negotiation Prior to Contract/ Pilot
100	9,535	9,443	174,287	56,443	29,777

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
	(000’s)
Revenue	$1,713	$1,473	$240
Operating expenses	2,110	2,038	72
Operating loss	(397)	(565)	(168)
Other, net	(2,547)	(2,511)	36
Net loss	$(2,944)	$(3,076)	$(132)

Revenue

Revenue increased approximately $240,000 for the three months ended March 31, 2020 as compared to the same period in 2019. Hospitals with billable BEUs decreased to 100 on March 31, 2020 from 104 on March 31, 2019. The increase in revenue is a result of installation of contracted hospitals as well as organic growth within our existing customer base. Of the 100 hospitals with billable BEUs on March 31, 2020, one hospital group accounted for 21.4% of the total. Billable BEUs for all hospitals totaled 9,443 on March 31, 2020 as compared to 8,670 on March 31, 2019.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2020	2019
Human resource costs, including benefits and non-cash compensation	50%	52%
Professional and consulting costs	12%	9%
Depreciation and amortization	8%	9%
Other product deployment costs, excluding human resources and travel and entertainment costs	6%	5%
Travel and entertainment expense	5%	7%
Other expenses	19%	18%

Operating expenses increased by 3% as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(13)
Depreciation and amortization	(8)
Other product deployment costs, excluding human resources and travel and entertainment expense	31
Professional and consulting costs	73
Travel and entertainment expense	(44)
Other expenses	33
$72

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $13,000 primarily as a result of a higher non-cash compensation expense during the three months ended March 31, 2019 as compared to the three months ended March 31, 2020. While we had 55 employees at March 31, 2020 as compared to 54 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 53 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $8,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2020. Other product development costs increased approximately $31,000 primarily as a result of increases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees increased approximately $73,000, primarily as a result of increased legal and consulting fees. Travel and entertainment expense decreased approximately $44,000 as a result of a less product installations and COVID-19 related slowdown during the three-month period ended March 31, 2020 compared to the same period in 2019. For the comparable periods, other expenses increased approximately $33,000, primarily a result of an increase in rent, utilities and maintenance of $10,000, increase in sales and property tax costs $5,000, increase in sales and marketing costs $50,000 primarily related to Gen5 marketing and website costs, offset by a decrease in other expenses $16,000, decrease in research and development (less non-personnel and travel costs) of approximately$16,000.

Other, net

Other non-operating income and expense increased by approximately $36,000, or 1.45%, for the three months ended March 31, 2020 in comparison to the same period in 2019, primarily as a result of an increase in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our first quarter 2020 net loss of approximately $2,944,000 decreased approximately $132,000, or 4.27%, as compared to approximately $3,076,000 net loss for the first quarter of 2019.

Liquidity and Capital Resources

Our cash position at March 31, 2020 was approximately $589,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through May 15, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards.  If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings.  There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.  Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through May 15, 2021. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, clinical sites, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of March 31, 2020.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on March 30, 2020 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2020.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2019.  We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended March 31, 2020 due to the existence of the following material weaknesses:

(i) due to our limited accounting staff, our accounting manager was responsible for initiating transactions, had custody of assets, recorded transactions and prepared financial reports. Therefore, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight procedures due to the lack of accounting resources. To remedy this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company; and

(ii) the lack of technical expertise related to identifying and applying US GAAP rules specifically related to evaluation of asset obsolescence, recording of revenues, and debt. To remedy this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the reporting of these complex transaction.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Date of Document	Name of Document
10.01	01/17/20	Eighteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on January 23, 2020 (File No. 000-54090))
10.02	01/28/20	Nineteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-54090))
10.03	01/28/20

Third Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2020 (File No. 000-54090))

10.04	02/06/20	Thirteenth Amendment to Note and Warrant Purchase Agreement, by and among the Company, HealthCor Partners Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P. and the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.05	02/06/20	Sixth Amendment to Credit Agreement by an among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
31.1	05/15/20	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/15/20	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	05/15/20	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2020

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer