Form 10-Q
period 2020-06-30
CareView Communications Inc
filed 2020-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the quarterly period ended June 30, 2020

or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2020 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$489,171	$269,741
Accounts receivable	1,790,412	1,666,338
Other current assets	817,607	220,464
Total current assets	3,097,190	2,156,543

Property and equipment, net	1,808,076	1,978,020

Other Assets:
Intangible assets, net	906,583	830,682
Operating lease asset	706,342	85,942
Other assets, net	197,153	240,700
Total other assets	1,810,078	1,157,324
Total assets	$6,715,344	$5,291,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$361,463	$439,851
Notes payable, current portion net of debt costs of $0 and $0, respectively	21,695,586	20,563,786
Senior secured notes, current portion net of debt discount and debt costs of $2,708,999 and $0, respectively	43,257,950	—
Operating lease liability	138,139	91,363
Other current liabilities	6,484,686	4,505,505
Total current liabilities	71,937,824	25,600,505

Long-term Liabilities:
Senior secured notes, net of debt discount and debt costs of $1,094,793 and $5,774,915, respectively	9,548,393	50,835,220
Senior secured convertible notes, net of debt discount and debt costs of $4,012,954 and $4,320,038, respectively	22,361,444	20,599,475
Operating lease liability	585,596	—
Total long-term liabilities	32,495,433	71,434,695
Total liabilities	104,433,257	97,035,200

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,289,254	84,244,343
Accumulated deficit	(182,146,548)	(176,127,037)
Total stockholders’ deficit	(97,717,913)	(91,743,313)
Total liabilities and stockholders’ deficit	$6,715,344	$5,291,887

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$1,677,813	$1,546,165	$3,390,669	$3,019,456

Operating expenses:
Network operations	721,673	706,688	1,444,570	1,422,512
General and administration	680,457	720,369	1,393,230	1,469,194
Sales and marketing	51,309	68,695	173,393	138,818
Research and development	425,932	394,879	800,995	713,520
Depreciation and amortization	174,156	176,702	351,171	361,348
Total operating expense	2,053,527	2,067,333	4,163,359	4,105,392

Operating loss	(375,714)	(521,168)	(772,690)	(1,085,936)

Other income and (expense)
Interest expense	(2,699,799)	(2,887,193)	(5,248,813)	(5,403,831)
Interest income	145	145	282	562
Other income	270	443	1,710	5,669
Total other income (expense)	(2,699,384)	(2,886,605)	(5,246,821)	(5,397,600)

Loss before taxes	(3,075,098)	(3,407,773)	(6,019,511)	(6,483,536)

Provision for income taxes	—	—	—	—

Net loss	$(3,075,098)	$(3,407,773)	$(6,019,511)	$(6,483,536)

Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	139,381	84,088,887	(165,062,354)	(80,834,086)

Options granted as compensation	—	—	54,320	—	54,320
Beneficial conversion features for senior secured convertible notes	—	—	14,411	—	14,411
Net loss	—	—	—	(3,407,773)	(3,407,773)

Balance, June 30, 2019	139,380,748	$139,381	$84,157,618	$(168,470,127)	$(84,173,128)

Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	(91,743,313)
Options granted as compensation	—	—	17,342	—	17,342
Warrants issued	—	—	8,687		8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	139,381	84,270,372	(179,071,450)	(94,661,697)

Options granted as compensation	—	—	18,882	—	18,882
Net loss	—	—	—	(3,075,098)	(3,075,098)

Balance, June 30, 2020	139,380,748	$139,381	$84,289,254	$(182,146,548)	$(97,717,913)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,019,511)	$(6,483,536)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	321,126	335,664
Amortization of debt discount	2,286,894	1,867,328
Amortization of deferred installation costs	21,592	47,294
Amortization of deferred debt issuance and debt financing costs	—	815,061
Amortization of intangible assets	30,045	25,684
Amortization of operating lease asset	70,258	72,262
Interest incurred and paid in kind	1,354,886	1,303,014
Stock based compensation related to options granted	36,224	108,933
Loss on disposal of intangible assets	2,754	—
Write off of deferred installation costs	21,886	—
Changes in operating assets and liabilities:
Accounts receivable	(124,074)	(303,413)
Other current assets	(597,143)	(88,717)
Other assets	8,197	8,196
Accounts payable	(78,388)	(152,214)
Accrued Interest	1,606,444	1,417,254
Other current liabilities	372,737	13,957
Operating lease liability	(58,287)	(74,893)
Net cash flows used in operating activities	(744,360)	(1,088,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(151,182)	(47,744)
Payment for deferred installation costs	(8,128)	(37,332)
Patent, trademark and other intangible asset costs	(108,700)	(48,188)
Net cash flows used in investing activities	(268,010)	(133,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	100,000	50,000
Proceeds from payroll protection program loan	781,800	—
Proceeds from promissory notes	500,000	200,000
Repayment of notes payable	(150,000)	(100,000)
Net cash flows provided by financing activities	1,231,800	150,000

Increase (decrease) in cash	219,430	(1,071,390)
Cash and cash equivalents, beginning of period	269,741	1,950,725
Cash and cash equivalents, end of period	$489,171	$879,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$100,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$690,658	$—
Beneficial conversion features for senior secured convertible notes	$—	$20,802

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended June 30, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, hospitals and healthcare providers have experienced a negative impact as result of COVID which might impact future collections. In addition, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen-5 product.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company continues to monitor the changing landscape regarding loan forgiveness and is in contact with our lending bank regarding updates related to forgiveness.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below details the activity in these deferred installation costs during the six months ended June 30, 2020 and 2019, included in other assets in the accompanying condensed consolidated balance sheet.

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$81,188	$134,686
Additions	8,128	37,332
Transfer to expense	(43,478)	(47,294)
Balance, end of period	$45,838	$124,724

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in and is included in other current liabilities in the accompanying condensed consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. The table below details this activity during the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$255,398	$58,559
Additions	193,207	—
Transfer to revenue	(188,038)	(52,722)
Balance, end of period	$260,567	$5,837

As of June 30, 2020, future transfers to revenue are as follows:

Years Ending December 31,	Amount
2020	$93,768
2021	98,182
2022	68,617
$260,567

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 178,000,000 and 154,000,000 at June 30, 2020 and 2019, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Reclassification

Certain amounts reported in the prior year financial statements may have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position at June 30, 2020 was approximately $489,000.

We evaluated our ability to continue as a going concern within one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities. We have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. Our PDL note payable will mature on September 30, 2020, our Rockwell facility will mature on December 31, 2020, and our HealthCor 2011 note will mature on April 21, 2021. These notes have been included in current liabilities on our balance sheet, and we do not have sufficient funds to cover the amounts due upon maturity of these notes of $65 million. We additionally continue to generate operating losses. Because of anticipated losses and scheduled debt maturities in the following twelve months, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through August 14, 2021.

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

On May 15, 2019, we issued 250,000 ten-year Warrants (with a fair value of $4,000) at an exercise price of $0.03 per share to a director. On February 6, 2020, we issued 1,000,000 ten-year Warrants (with a fair value of $9,000) at an exercise prices of $0.01 per share to a director. See NOTE 10 for further details.

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2020, 205,000 Options to purchase our Common Stock (the “Option(s)”) were granted having a with a fair value of $935 and an exercise prices of $0.05 per share. During the six months ended June 30, 2019, no Options were granted. During the six months ended June 30, 2020 395,998 Options expired and 113,335 Options were canceled. During the six months ended June 30, 2019 921,999 Options expired and 12,335 Options were canceled.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2019	20,524,792	$0.25	6.3	$—
Granted	205,000
Expired	(395,998)
Canceled	(113,335)
Balance at June 30, 2020	20,220,459	$0.24	5.9	$—
Vested and Exercisable at June 30, 2020	17,691,787	$0.27	5.6	$—

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2020 and 2019 ($36,224 and $108,933, respectively) is based on awards vested. The estimate of forfeitures are to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2020, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was $32,322, which is expected to be recognized over a weighted-average period of 0.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid insurance	$442,975	$94,005
Prepaid equipment	357,666	102,215
Other prepaid expenses	12,260	15,180
Other current assets	4,706	9,064
TOTAL OTHER CURRENT ASSETS	$817,607	$220,464

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Network equipment	$12,565,890	$12,424,248
Office equipment	217,148	207,608
Vehicles	217,004	217,004
Test equipment	197,090	197,090
Furniture	91,341	91,341
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,303,118	13,151,936
Less: accumulated depreciation	(11,495,042)	(11,173,916)
TOTAL PROPERTY AND EQUIPMENT	$1,808,076	$1,978,020

Depreciation expense for the six months ended June 30, 2020 and 2019 was $321,126 and $335,664, respectively.

NOTE 6 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,140,418	$268,652	$871,766
Other intangible assets	83,746	48,929	34,817
TOTAL INTANGIBLE ASSETS	$1,224,164	$317,581	$906,583

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,070,871	$243,702	$827,169
Other intangible assets	63,509	59,996	3,513
TOTAL INTANGIBLE ASSETS	$1,134,380	$303,698	$830,682

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	June 30, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,274,398	$1,228,560	$45,838
Prepaid license fee	249,999	144,808	105,191
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,570,521	$1,373,368	$197,153

	December 31, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,288,156	$1,206,968	$81,188
Prepaid license fee	249,999	136,611	113,388
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,584,279	$1,343,579	$240,700

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued interest	$5,357,507	$3,751,061
Insurance premium financing (1)	382,093	19,360
Deferred revenue	260,567	255,398
Allowance for system removal	145,650	152,800
Deferred compensation (2)	139,041	139,041
Accrued paid time off	111,061	112,176
Accrued taxes	66,976	29,309
Other accrued liabilities	21,791	24,199
Accrued rent expense	—	22,161
TOTAL OTHER CURRENT LIABILITIES	$6,484,686	$4,505,505

_______________________
(1)  Insurance premium financing is related to the Company’s renewal of director’s and officer's Insurance.

(2)  Between February 15, 2018 and June 30, 2020 we deferred $139,041 in salary for Steve Johnson, CEO.

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2020 as a result of the losses recorded during the six months ended June 30, 2020 and the additional losses expected for the remainder of 2020 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of June 30, 2020, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the six months ended June 30, 2020 was different from the federal statutory rate due primarily to the benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted March 27, 2020.

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

Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 have been delayed and are included in the final payment due on September 30, 2020 (see Twentieth Amendment to the PDL Modification Agreement below for additional details).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019 , March 31, 2020 and June 30,2020 have been delayed and are also included in the final payment due on September 30, 2020 (see Twentieth Amendment to the PDL Modification Agreement below for additional details).

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

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period (see Twentieth Amendment to the PDL Modification Agreement below for additional details). We are in compliance with this covenant as of the date of this filing. The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

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

On January 31, 2019, February 28, 2019, March 29, 2019 and April 29, 2019, the Company and Lender entered into the Tenth, Eleventh, Twelfth, and Thirteenth Amendments to the PDL Modification Agreement, as previously amended, respectively, pursuant to which the parties agreed to amend the PDL Modification Agreement to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and, pursuant to the Thirteenth Amendment to the PDL Modification Agreement, May 15, 2019 (rather than January 31, February 28, June 30, and April 30, respectively) (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Company could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $750,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (rather than January 31, February 28, June 30, and April 30, respectively) (resulting in aggregate net cash proceeds of at least $3,550,000); and (C) the Company’s quarterly interest payments that would otherwise have been due to Lender on December 31, 2018 and June 30, 2019 would be deferred until May 15, 2019 (the end of the extended Modification Period) and that such deferral would be a Covered Event.

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

On May 15, 2019 the Company and the Lender entered into the Fourteenth Amendment to the PDL Modification Agreement (the “Fourteenth Amendment to the PDL Modification Agreement”), pursuant to which, in connection with the Twelfth Amendment to the HealthCor Purchase Agreement (see NOTE 10 for further details) and the Fifth Amendment to the PDL Credit Agreement, the parties agreed to amend the PDL Modification Agreement, as previously amended, to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Borrower could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $1,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $250,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (resulting in aggregate net cash proceeds of at least $3,300,000); (C) the Liquidity required during the Modification Period would be lowered to $0 from $750,000; and (D) the Company’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019 and June 30, 2019 would be deferred until September 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Fifteenth Amendment to Modification Agreement (the “Fifteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, and September 30, 2019 would be deferred until November 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On November 29, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Sixteenth Amendment to Modification Agreement (the “Sixteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and December 31, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, and September 30, 2019 would be deferred until December 31, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On December 31, 2019, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Seventeenth Amendment to Modification Agreement (the “Seventeenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 17, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 would be deferred until January 17, 2020 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On January 17, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into an Eighteenth Amendment to Modification Agreement (the “Eighteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 28, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 would be deferred until January 28, 2020 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

On January 28, 2020, the Company, the Borrower, the Subsidiary Guarantor and the Lender entered into a Nineteenth Amendment to Modification Agreement (the “Nineteenth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and (i) April 30, 2020 (provided that Borrower obtains at least $600,000 in cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt subordinated to the Tranche One Loan (as defined in the Credit Agreement) pursuant to the terms of the Intercreditor Agreement (as defined in the Credit Agreement) on or prior to February 11, 2020) or (ii) February 11, 2020 (if Borrower has not obtained such cash proceeds by such date) (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, September 30, 2019, December 31, 2019, and June 30, 2020 would be deferred until the end of the extended Modification Period (but with respect to the June 30, 2020 interest payment, such payment would be deferred only in the event that the end of the extended Modification Period is April 30, 2020 rather than February 11, 2020; otherwise the Borrower will make the interest payment due under the Credit Agreement on June 30, 2020), and that such deferrals would be a Covered Event.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has evaluated the Eighteenth and Nineteenth Modification Agreement Amendments and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

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

On April 17, 2020, the Company and the Lender entered into a Twentieth Amendment to the PDL Modification Agreement (the “Twentieth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, September 30, 2019, December 31, 2019, June 30, 2020 and June 30, 2020 would be deferred until September 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event. The Company has evaluated the Twentieth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of June 30, 2020, the Amended PDL Warrant has not been exercised.

During the year ended December 31, 2019, the Company and Lender entered into eight amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments qualified for modification accounting, while the final seven qualified for troubled debt restructuring accounting. The Eighteenth, Nineteenth and Twentieth Modification Agreement Amendments entered into during the six months ended June 30, 2020 (as detailed above) also qualified for troubled debt restructuring accounting. As appropriate, we expensed the debt issuance costs paid to third parties as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively. For the six months ended June 30, 2020 and 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $1,550,000 and $1,931,859, respectively was recorded as interest expense in the accompanying condensed consolidated financial statements.

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The Tranche Three Warrant issued with the Sixth PDL Credit Agreement Amendment was valued at $8,687 and was recorded as interest expense on June 30, 2020.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ’’2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of June 30, 2020, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 26,700,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of June 30, 2020, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,700,000 to HealthCor and 18,400,000 to the 2015 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of June 30, 2020, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 54,800,000 to the February 2018 Investors.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”). As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of June 30, 2020, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 25,500,000 to the July 2018 Investors.

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

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Note. The Twelfth Amendment Note has a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of June 30, 2020, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 1,900,000 to the 2019 Investor.

On February 6, 2020, we entered into the Thirteenth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and an investor (a member of our board of directors) (such additional investor, the “February 2020 Investor”), pursuant to which (i) we sold and issued a convertible secured promissory note for $100,000 to the February 2020 Investor with a conversion price per share equal to $0.01 (subject to adjustment as described therein) (the “Thirteenth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Thirteenth Amendment Note. The Thirteenth Amendment Note has a maturity date of February 5, 2030. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of June 30, 2020, the underlying shares of our Common Stock related to the Thirteenth Amendment Note totaled approximately 10,500,000 to the 2020 Investor.

On April 17, 2020, the Company and holders of at least a majority of the Common Stock underlying the outstanding notes and warrants to purchase shares of our Common Stock, on an as-converted basis, sold pursuant to the Note and Warrant Purchase Agreement dated April 21, 2011, as amended, by and among HealthCor Partners Fund, LP, HealthCor Hybrid Offshore Master Fund, LP and the other investors party thereto (the “Majority Holders”) (the “Purchase Agreement”), entered into a Consent and Agreement Regarding SBA Loan Agreement (the “NWPA Consent Agreement”), pursuant to which the Majority Holders (i) consented under the Purchase Agreement to the Borrower’s issuing the Promissory Note and borrowing the SBA Loan and (ii) agreed that the SBA Loan would be deemed to be Permitted Indebtedness under the Purchase Agreement (as defined therein).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $3,604,192 and $3,423,756 in interest for the six months ended June 30, 2020 and 2019, respectively, related to these transactions. For the six months ended June 30, 2020 and 2019, we recorded $2,799,656 and $2,682,677, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the six months ended June 30, 2020 and 2019, respectively, we recorded a BCF of $0 and $31,951, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $75,838 and $16,244 in interest for the six months ended June 30, 2020 and 2019, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants and Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $28,901 and $28,901 in interest expense for the six months ended June 30, 2020 and 2019, respectively.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of June 30, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. As previously reported in our Current Report on Form 8-K filed with the SEC on February 5, 2018, on February 2, 2018 the Company entered into an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell Holdings I, LLC (“Rockwell”) dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the termination of the Modification Period, September 30, 2020 per the Twentieth Modification Agreement Amendment.

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

Payroll Protection Program

On April 10, 2020, the Company received loan proceeds in the amount of $781,800 pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Promissory Note has a loan maturity of April 10, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial six-month deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPP and is subject to review by the Small Business Association (the “SBA”) for compliance with program requirements, including the Company’s certification that the current economic uncertainty made the PPP loan request necessary to support ongoing operations and the Company’s obtaining approval from the SBA for the private placement equity transaction.

In June 2020, the Payroll Protection Program Flexibility Act (“PPPFA”) was signed into law adjusting certain key terms of loans issued under the PPP. In accordance with the PPPFA, the initial deferral period may be extended from six to up to ten months and the loan maturity may be extended from two to five years. The PPPFA also provided for certain other changes, including the extent to which the loan may be forgiven.

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period. The Company intends to use the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, there can be no assurance that any portion of the loan will be forgiven and that we will not have to repay the loan in full.

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded an initial short-term liability of $781,800 in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. A de minimis amount of interest expense has been recognized within interest and other income, net in the condensed consolidated statements of $1,759.  If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive loss.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 18 months. We adopted ASC 842 under the modified retrospective transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASC 842 to the condensed consolidated balance sheet as of January 1, 2019 was as follows:

Operating Lease Asset	$236,959
Operating Lease Liability-short term	$166,955
Operating Lease Liability-long term	$83,477

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended June 30, 2020 and 2019 was $73,675 and $89,375, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $152,044 and $155,072, respectively.

Lease Position as of June 30, 2020

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2020
Assets
Operating lease asset	$706,342
Total lease asset	$706,342

Liabilities
Current liabilities:
Operating lease liability	$138,139
Long-term liabilities:
Operating lease liability, net of current portion	585,596
Total lease liability	$723,735

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2020, for the following five fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
Remaining 2020	$66,440
2021	202,310
2022	208,379
2023	214,631
2024	221,069
2025 and thereafter	150,679
Total minimum lease payments	1,063,508
Less effects of discounting	(339,773)
Present value of future minimum lease payments	$723,735

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58,287

NOTE 14 – SUBSEQUENT EVENTS

Adoption of 2020 Stock Incentive Plan

            On August 6, 2020, the Company’s Board of Directors approved the adoption of the CareView Communications, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) pursuant to which 20 million shares of the Company’s common stock has been reserved for issuance to employees, officers, directors, consultants and advisors.

August 2020 Option Grants

            On August 10, 2020, the Company granted 2016 Plan Options in the aggregate of 7,532,976 to an officer/director and certain employees and 2020 Stock Incentive Plan Options in the aggregate of 13,517,024 to an officer and certain directors. The ten-year options have an exercise price of $0.035 per share and will be issued under the terms of the Company’s 2016 Stock Incentive Plan and the Company’s 2020 Stock Incentive Plan, respectively.

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended June 30, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen-5 product.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our products and services including the number of installed hospitals, installed Bed Equivalent Units (“BEUs”) and billable BEUs as of July 31, 2020. BEUs are calculated by dividing the monthly revenue derived from healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for an RCP. The table also shows the number of pilot programs in place and hospital proposals pending approval, estimated bed count if the pilot programs and pending proposals result in executed contracts, and the estimated total number of licensed beds available under the pilot programs and hospital proposals. There are no assurances that the pilot programs will be extended, or the pending proposals will be approved to ultimately result in the number of estimated BEUs. Further, there are no assurances that we will have access to the total number of staffed beds in each healthcare facility.

Installed Hospitals	Installed BEUs	Billable BEU	Total Staffed Beds in Contracted/Pilot Hospitals	Potential BEUs Available Under Current Contract/ Pilot Contracts (*)	BEUs in Negotiation Prior to Contract/Pilot
101	9,667	9,412	172,102	57,043	29,817

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three months ended June 30,
	2020	2019	Change
	(000’s)
Revenue	$1,678	$1,546	$132
Operating expenses	2,054	2,067	(13)
Operating loss	(376)	(521)	(145)
Other, net	(2,699)	(2,887)	(188)
Net loss	$(3,075)	$(3,408)	$(333)

Revenue

Revenue increased approximately $132,000 for the three months ended June 30, 2020 as compared to the same period in 2019. Hospitals with billable BEUs decreased to 99 on June 30, 2020 from 102 on June 30, 2019. The increase in revenue is a result of installation of contracted hospitals as well as organic growth within our existing customer base. Of the 99 hospitals with billable BEUs on June 30, 2020, one hospital group accounted for 21% of the total. Billable BEUs for all hospitals totaled 9,404 on June 30, 2020 as compared to 8,855 on June 30, 2019.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2020	2019
Human resource costs, including benefits and non-cash compensation	57%	57%
Professional and consulting costs	8%	7%
Depreciation and amortization	8%	9%
Other product deployment costs, excluding human resources and travel and entertainment costs	6%	4%
Travel and entertainment expense	3%	8%
Other expenses	18%	15%

Operating expenses decreased by less than 1% as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(2)
Depreciation and amortization	(2)
Other product deployment costs, excluding human resources and travel and entertainment expense	50
Professional and consulting costs	31
Travel and entertainment expense	(107)
Other expenses	17
$(13)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $2,000 primarily as a result of a higher non-cash compensation expense during the three months ended June 30, 2019 as compared to the three months ended June 30, 2020 ($35,000), partially offset by an increase in salaries and benefits ($33,000). While we had 55 employees at June 30, 2020 as compared to 54 for the comparable date for the prior year, on average we employed 55 employees over the course of current period as compared to 55 for the comparable prior year period. Depreciation and amortization expense decreased by approximately $2,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2020. Other product development costs increased approximately $50,000 primarily as a result of increases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees increased approximately $31,000, primarily as a result of increased legal and consulting fees. Travel and entertainment expense decreased approximately $107,000 as a result of less product installations and COVID-19 related slowdown during the three-month period ended June 30, 2020 compared to the same period in 2019. For the comparable periods, other expenses increased approximately $17,000, primarily a result of an increase in research and development (less non-personnel and travel costs) of approximately $23,000, an increase in sales and marketing costs of approximately $11,000 primarily related to Gen5 marketing and website costs and an increase in other expenses of approximately $4,000, offset by a decrease in rent, utilities and maintenance of $18,000 and a decrease in sales and property tax costs $3,000.

Other, net

Other non-operating income and expense decreased by approximately $188,000, or 10%, for the three months ended June 30, 2020 in comparison to the same period in 2019, primarily as a result of a decrease in amortization of debt discount and other debt cost offset by increase in interest expense.

Net Loss

As a result of the factors above, our second quarter 2020 net loss of approximately $3,075,000 decreased approximately $333,000, or 10%, as compared to approximately $3,408,000 net loss for the second quarter of 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six months ended June 30,
	2020	2019	Change
	(000’s)
Revenue	$3,391	$3,019	$372
Operating expenses	4,163	4,105	58
Operating loss	(772)	(1,086)	(314)
Other, net	(5,247)	(5,398)	(151)
Net loss	$(6,019)	$(6,484)	$(465)

Revenue

Revenue increased approximately $372,000 for the six months ended June 30, 2020 as compared to the same period in 2019. Hospitals with billable BEUs decreased to 99 on June 30, 2020 from 102 on June 30, 2019. The increase in revenue is a result of installation of contracted hospitals as well as organic growth within our existing customer base. Of the 99 hospitals with billable BEUs on June 30, 2020, one hospital group accounted for 21% of the total. Billable BEUs for all hospitals totaled 9,404 on June 30, 2020 as compared to 8,855 on June 30, 2019.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2020	2019
Human resource costs, including benefits and non-cash compensation	53%	55%
Professional and consulting costs	10%	8%
Depreciation and amortization	8%	9%
Other product deployment costs, excluding human resources and travel and entertainment costs	6%	4%
Travel and entertainment expense	4%	8%
Other expenses	19%	16%

Operating expenses increased by 1% as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(16)
Depreciation and amortization	(10)
Other product deployment costs, excluding human resources and travel and entertainment expense	81
Professional and consulting costs	104
Travel and entertainment expense	(150)
Other expenses	49
$58

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $16,000 primarily as a result of a higher non-cash compensation expense during the six months ended June 30, 2019 as compared to the six months ended June 30, 2020 ($73,000), partially offset by an increase in salaries and benefits ($57,000). While we had 55 employees at June 30, 2020 as compared to 54 for the comparable date for the prior year, on average we employed 54 employees over the course of current period as compared to 55 for the comparable prior year period. Depreciation and amortization expense decrease by approximately $10,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2020. Other product development costs increased approximately $81,000 primarily as a result of increases in product deployment and installation costs and related non-capital equipment costs. Professional and consulting fees increased approximately $104,000, primarily as a result of increased legal and consulting fees. Travel and entertainment expense decreased approximately $150,000 as a result of a less product installations and COVID-19 related slowdown during the six-month period ended June 30, 2020 compared to the same period in 2019. For the comparable periods, other expenses increased approximately $49,000, primarily a result of an increase in sales and marketing costs approximately $61,000 primarily related to Gen5 marketing, an increase in research and development (less non-personnel and travel costs) of approximately $7,000 and website costs, increase in sales and property tax costs of approximately $3,000, which were offset by a decrease in other expenses of approximately $13,000 and a decrease in rent, utilities and maintenance of approximately $9,000.

Other, net

Other non-operating income and expense decreased by approximately $223,000, or 4%, for the three months ended June 30, 2020 in comparison to the same period in 2019, primarily as a result of a decrease in amortization of debt discount and other debt cost offset by increase in interest expense.

Net Loss

As a result of the factors above, our second quarter 2020 net loss of approximately $6,019,000 decreased approximately $465,000, or 7%, as compared to approximately $6,484,000 net loss for the second quarter of 2019.

Liquidity and Capital Resources

Our cash position at June 30, 2020 was approximately $489,000.

We evaluated our ability to continue as a going concern within one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities. We have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 14, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. Our PDL note payable will mature on September 30, 2020, our Rockwell facility will mature on December 31, 2020, and our HealthCor 2011 note will mature on April 21, 2021. These notes have been included in current liabilities on our balance sheet, and we do not have sufficient funds to cover the amounts due upon maturity of these notes of $65 million. We additionally continue to generate operating losses. Because of anticipated losses and scheduled debt maturities in the following twelve months, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through August 14, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2020.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on March 30, 2020 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2020.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended June 30, 2020 due to the existence of the following material weaknesses:

(i) due to our accounting manager was responsible for initiating transactions, had custody of assets, recorded transactions, and prepared financial reports. Therefore, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight procedures due to the lack of accounting resources. To remedy this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company; and

(ii) the lack of technical expertise related to identifying and applying GAAP rules specifically related to the evaluation of asset obsolescence, recording of revenues, debt, and other complex financial transaction. To remedy this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the reporting of these complex transaction.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	08/14/20	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	08/14/20	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	08/14/20	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2020

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer