Form 10-Q
period 2020-09-30
CareView Communications Inc
filed 2020-11-23
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 23, 2020 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$433,825	$269,741
Accounts receivable	1,399,508	1,666,338
Inventory	404,750	—
Other current assets	391,690	220,464
Total current assets	2,629,773	2,156,543

Property and equipment, net	1,653,242	1,978,020

Other Assets:
Intangible assets, net	919,590	830,682
Operating lease asset	682,833	85,942
Other assets, net	187,413	240,700
Total other assets	1,789,836	1,157,324
Total assets	$6,072,851	$5,291,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$308,348	$439,851
Notes payable, current portion net of debt costs of $0 and $0, respectively	20,863,786	20,563,786
Senior secured notes, current portion net of debt discount and debt costs of $1,896,299 and $0, respectively	44,070,650	—
Payroll protection program loan	483,971	—
Operating lease liability	147,166	91,363
Other current liabilities	7,364,579	4,505,505
Total current liabilities	73,238,500	25,600,505

Long-term Liabilities:
Senior secured notes, net of debt discount and debt costs of $921,931 and $5,774,915, respectively	9,721,255	50,835,220
Senior secured convertible notes, net of debt discount and debt costs of $3,837,065 and $4,320,038, respectively	23,222,782	20,599,475
Payroll protection program loan	297,829	—
Operating lease liability	587,068	—
Total long-term liabilities	33,828,934	71,434,695
Total liabilities	107,067,434	97,035,200

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,339,286	84,244,343
Accumulated deficit	(185,473,250)	(176,127,037)
Total stockholders’ deficit	(100,994,583)	(91,743,313)
Total liabilities and stockholders’ deficit	$6,072,851	$5,291,887

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues, net	$1,566,240	$1,621,962	$4,956,909	$4,641,418

Operating expenses:
Network operations	791,762	716,815	2,265,243	2,139,327
General and administration	709,510	602,926	1,994,322	1,958,692
Sales and marketing	136,278	117,161	379,203	307,269
Research and development	446,429	402,227	1,253,638	1,115,747
Depreciation and amortization	178,142	178,251	529,313	539,598
Total operating expense	2,262,121	2,017,380	6,421,720	6,060,634

Operating loss	(695,881)	(395,418)	(1,464,811)	(1,419,216)

Other income and (expense)
Interest expense	(2,657,211)	(2,769,755)	(7,906,024)	(8,173,586)
Interest income	82	118	363	329
Other expense	—	—	(2,754)	(61,340)
Other income	26,310	600	27,013	5,822
Total other income (expense)	(2,630,819)	(2,769,037)	(7,881,402)	(8,228,775)

Loss before taxes	(3,326,700)	(3,164,455)	(9,346,213)	(9,647,991)

Provision for income taxes	—	—	—	—

Net loss	$(3,326,700)	$(3,164,455)	$(9,346,213)	$(9,647,991)

Net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)
Options granted as compensation	—	—	54,613	—	54,613
Beneficial conversion features for senior secured convertible notes	—	—	6,391	—	6,391
Net loss	—	—	—	(3,075,763)	(3,075,763)

Balance, March 31, 2019	139,380,748	139,381	84,088,887	(165,062,354)	(80,834,086)

Options granted as compensation	—	—	54,320	—	54,320
Beneficial conversion features for senior secured convertible notes	—	—	14,411	—	14,411
Net loss	—	—	—	(3,407,773)	(3,407,773)

Balance, June 30, 2019	139,380,748	139,381	84,157,618	(168,470,127)	(84,173,128)

Options granted as compensation	—	—	49,933	—	49,933
Beneficial conversion features for senior secured convertible notes	—	—	—	—	—
Net loss	—	—	—	(3,101,407)	(3,101,407)

Balance, September 30, 2019	139,380,748	$139,381	$84,207,551	$(171,571,534)	$(87,224,602)

Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	$(91,743,316)
Options granted as compensation	—	—	17,342	—	17,342
Warrants issued	—	—	8,687		8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	139,381	84,270,372	(179,071,450)	(94,661,697)

Options granted as compensation	—	—	18,882	—	18,883
Net loss	—	—	—	(3,075,098)	(3,075,098)

Balance, June 30, 2020	139,380,748	139,381	84,289,254	(182,146,548)	(97,717,912)

Options granted as compensation	—	—	50,029	—	50,032
Net loss	—	—	—	(3,326,700)	(3,326,700)

Balance, September 30, 2020	139,380,748	$139,381	$84,339,283	$(185,473,248)	$(100,994,583)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,346,213)	$(9,647,991)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	483,456	500,546
Bad debt recovery	—	(7,588)
Amortization of debt discount	3,396,306	3,255,935
Amortization of deferred installation costs	29,102	67,360
Amortization of deferred debt issuance and debt financing costs	43,352	722,959
Amortization of intangible assets	45,857	39,052
Non-cash lease expense	84,196	110,778
Interest incurred and paid in kind	2,040,334	1,978,923
Stock based compensation related to options granted	86,257	158,866
Loss on disposal of intangible assets	2,754	—
Write off of deferred installation costs	21,886	—
Changes in operating assets and liabilities:
Accounts receivable	266,830	47,730
Inventory	(404,750)	—
Other current assets	(171,226)	(54,658)
Other assets	(74,903)	12,295
Accounts payable	(131,503)	(159,741)
Accrued interest	2,413,914	2,212,833
Other current liabilities	445,160	6,384
Operating lease liability	55,802	(116,118)
Net cash flows used in operating activities	(713,390)	(872,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(158,679)	(114,654)
Payment for deferred installation costs	(8,128)	(47,472)
Patent, trademark and other intangible asset costs	(137,519)	(89,915)
Net cash flows used in investing activities	(304,326)	(252,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	100,000	50,000
Proceeds from payroll protection program loan	781,800	—
Proceeds from promissory notes	500,000	200,000
Repayment of notes payable	(200,000)	(150,000)
Net cash flows provided by financing activities	1,181,800	100,000

Increase (Decrease) in cash	164,084	(1,024,476)
Cash and cash equivalents, beginning of period	269,741	1,950,725
Cash and cash equivalents, end of period	$433,825	$926,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$150,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$690,568	$—
Beneficial conversion features for senior secured convertible notes	$—	$20,802

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended September 30, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen5 product.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

As of the date of this Quarterly Report, the Company has applied for forgiveness of the Paycheck Protection Program loan and the lender has requested full forgiveness of the loan and payment from the Small Business Administration (SBA). The loan forgiveness application is currently under review by the SBA.

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

We offer CareView’s services through a subscription-based with each healthcare facility for a standard term of three to five years and have determined we have one performance obligation for our services and hardware. Under the subscription-based contract, we begin to bill monthly subscription fees to the healthcare facility upon official acceptance of the CareView System by the healthcare facility which is when the service is initiated. When services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue over time based on the service completed to date as the amount invoiced each month. The contract requires the healthcare facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView System and are required to maintain and service all CareView System equipment. If the healthcare facility requires additional services, the contract is amended accordingly. The Company evaluated the disaggregation criteria of ASC 606 and determine that based on the nature, amount, timing and uncertainty of our service revenues, there were no material differences that merited further disaggregation as compared to the total revenue as reported in the accompanying consolidated statements of operations. We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we incur or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations.

Under our sale-based contract, the hardware, installation costs, and software license are billed to the facility upon receipt of hardware and at “Go-Live” for installation costs and software licensing. Upon Go-Live and when services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue from the sale of hardware, installation, and software licensing over time. If the healthcare facility requires additional services or hardware, the contract is amended accordingly. The Company is currently evaluating the criteria of ASC 606 to determine how to recognize revenue for the new sales model and based on the nature, amount, timing, and uncertainty of our service revenues, if there are any material differences that merit further disaggregation.

The table below details the activity in these deferred installation costs during the nine months ended September 30, 2020 and 2019, included in other assets in the accompanying condensed consolidated balance sheet.

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$81,188	$134,686
Additions	8,128	47,472
Transfer to expense	(50,988)	(67,360)
Balance, end of period	$38,328	$114,798

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in and is included in other current liabilities in the accompanying condensed consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract. Of the total transfers to revenue $154,765 was from 2019 additions and $133,391 was from 2020 additional. The table below details this activity during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$255,398	$58,559
Additions	422,715	175,370
Transfer to revenue	(288,156)	(131,527)
Balance, end of period	$389,957	$102,402

As of September 30, 2020, future transfers to revenue are as follows:

Years Ending December 31,	Amount
2020	$84,494
2021	239,526
2022	66,207
$389,957

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 203,000,000 and 157,000,000 at September 30, 2020 and 2019, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Our cash position on September 30, 2020 was approximately $434,000.

We evaluated our ability to continue as a going concern within one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities. We have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 24, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. Our PDL BioPharma, Inc. note payable will mature on November 30, 2020 (see NOTE 9 for details), our Rockwell Holdings I, LLC facility will mature on December 31, 2020 (see NOTE 11 for details), and our HealthCor Partners Fund, LP, HealthCor Hybrid Offshore Master Fund, LP note will mature on April 21, 2021 (see NOTE 10 for details), and our Tranche Three Loan, with a maturity date of October 7, 2020 (see NOTE 9 for details) . These notes have been included in current liabilities on our balance sheet, and we do not have sufficient funds to cover the amounts due upon maturity of these notes of approximately $64 million. We additionally continue to generate operating losses. Because of anticipated losses and scheduled debt maturities in the following twelve months, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through November 24, 2021.

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

On May 15, 2019, we issued 250,000 ten-year Warrants (with a fair value of $4,000) at an exercise price of $0.03 per share to a director. On February 6, 2020, we issued 1,000,000 ten-year Warrants (with a fair value of $9,000) at an exercise prices of $0.01 per share to a director. See NOTE 10 for details.

Options to Purchase Common Stock of the Company

On August 6, 2020, the Company’s Board of Directors approved the adoption of the CareView Communications, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) pursuant to which 20 million shares of the Company’s common stock has been reserved for issuance to employees, officers, directors, consultants and advisors. During the nine months ended September 30, 2020, the Company granted 7,747,976 options from the 2016 Plan and 13,517,024 from the 2020 Plan.

Below is a summary of options to purchase common stock of the Company (“Options”) granted during the nine months ended September 30, 2020.

	Options Granted	Exercise Price	Fair Value
January 6, 2020	100,000	$0.050	$1,000
February 25, 2020	100,000	$0.050	1,000
June 25, 2020	5,000	$0.050	150
July 6, 2020	10,000	$0.050	300
August 10, 2020	21,050,000	$0.035	631,500
	21,265,000		$633,950

During the nine months ended September 30, 2020, 849,980 Options expired and 113,335 Options were canceled. During the nine months ended September 30, 2019, 938,665 Options expired, and 40,000 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2019	20,524,792	$0.25	6.3	$—
Granted	21,265,000
Expired	(849,980)
Canceled	(113,335)
Balance on September 30, 2020	40,826,477	$0.13	10.2	$105,250
Vested and Exercisable on September 30, 2020	17,237,805	$0.25	5.5	$—

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2020 and 2019 ($86,257 and $158,866, respectively) is based on awards vested. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2020, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was $613,005, which is expected to be recognized over a weighted-average period of 2.8 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value.  Inventory items are analyzed to determine cost and net realizable value, and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30, 2020	December 31, 2019
Inventory	$404,750	$0
TOTAL INVENTORY	$404,750	$0

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid insurance	$361,657	$94,005
Prepaid equipment	0	102,215
Other prepaid expenses	25,746	15,180
Other current assets	4,287	9,064
TOTAL OTHER CURRENT ASSETS	$391,690	$220,464

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Network equipment	$12,570,039	$12,424,248
Office equipment	220,495	207,608
Vehicles	217,004	217,004
Test equipment	197,090	197,090
Furniture	91,341	91,341
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
		13,151,936
Less: accumulated depreciation	(11,657,372)	(11,173,916)
TOTAL PROPERTY AND EQUIPMENT	$1,653,242	$1,978,020

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $483,456 and $500,546, respectively.

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,169,237	$281,194	$888,043
Other intangible assets	83,745	52,198	31,547
TOTAL INTANGIBLE ASSETS	$1,252,982	$333,392	$919,590

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,070,871	$243,702	$827,169
Other intangible assets	63,509	59,996	3,513
TOTAL INTANGIBLE ASSETS	$1,134,380	$303,698	$830,682

Other assets consist of the following:

	September 30, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,274,398	$1,236,070	$38,328
Prepaid license fee	249,999	148,907	101,093
Other Asset	1,868	—	1,868
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,570,522	$1,384,977	$187,413

	December 31, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,288,156	$1,206,968	$81,188
Prepaid license fee	249,999	136,611	113,388
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,584,279	$1,343,579	$240,700

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued interest	$6,164,975	$3,751,061
Insurance premium financing (1)	246,238	19,360
Deferred revenue	389,957	255,398
Allowance for system removal	206,000	152,800
Deferred compensation (2)	139,041	139,041
Accrued paid time off	134,496	112,176
Accrued taxes	62,988	29,309
Other accrued liabilities	20,884	24,199
Accrued rent expense	—	22,161
TOTAL OTHER CURRENT LIABILITIES	$7,364,579	$4,505,505

(1)	Insurance premium financing is related to the Company’s renewal of directors and officers insurance.
(2)	Between February 15, 2018 and September 30, 2020 we deferred $139,041 in salary for Steve Johnson, CEO.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2020 as a result of the losses recorded during the nine months ended September 30, 2020 and the additional losses expected for the remainder of 2020 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of September 30, 2020, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Net operating losses generated from January 1, 2018 are limited to offset 80% of current income, with the remainder of the net operating loss continuing to carry forward indefinitely. Net operating losses incurred before January 1, 2018 are not subject to the 80% limitations and will begin to expire in 2027. Based on an assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be limitations in tax deductions on interest expense. Under the Act, interest deductions disallowed from current income will carryforward indefinitely. The Act did not impact management’s valuation allowance position.

The effective tax rate for the nine months ended September 30, 2020 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

NOTE 10 – AGREEMENT WITH PDL BIOPHARMA, INC.

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

Pursuant to the terms of the PDL Modification Agreement, as amended, the first principal payment on the Tranche One Loan due on December 31, 2017 in the amount of $1,666,667, and similar principal payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020 have been delayed and are included in the final payment due on November 30, 2020 (see Twenty-First Amendment to the PDL Modification Agreement below for additional details).

In accordance with the PDL Credit Agreement, as amended, quarterly interest only payments of $675,000 for each of the first 12 interest payment dates (December 31, 2015 through September 30, 2018) were made timely. Pursuant to the terms of the PDL Modification Agreement, as amended, quarterly interest payments due on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30,2020, and September 30, 2020 have been delayed and are also included in the final payment due on November 30, 2020 (see Twenty-First Amendment to the PDL Modification Agreement below for additional details).

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

The PDL Credit Agreement, as modified, contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the Company and the Lender, including, among others, the provision of annual and quarterly reports, maintenance of property, insurance, compliance with laws and contractual obligations and payment of taxes. The PDL Credit Agreement, as modified, contains customary negative covenants for transactions of this type and other negative covenants agreed to by the Company and the Lender, including, among others, restrictions on the incurrence of indebtedness, the granting of liens, making restricted payments and investments, entering into affiliate transactions and transferring assets. The PDL Credit Agreement, as modified, calls for a reduction of our operating expenses compared to such expense incurred in October 2017 by at least (i) $113,000 for January 2018, (ii) $148,000 for February 2018 and (iii) $167,000 for each other month for the duration of the Modification Period (see Twenty-First Amendment to the PDL Modification Agreement below for additional details). We are in compliance with this covenant as of the date of this filing. The PDL Credit Agreement, as modified, also provides for a number of customary events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

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

On September 30, 2020, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-First Amendment to Modification Agreement (the “Twenty-First Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until November 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-First Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,257,778, which has been recorded as deferred issuance costs in the accompanying condensed consolidated financial statements. The deferred debt issuance and closing costs associated with the PDL Credit Agreement, as amended, have been presented as contra debt in accordance with the accounting standards. In December 2017, in connection with the PDL Modification Agreement, as amended, the Amended PDL Warrant was again amended (the “Second Amendment to the PDL Warrant’) resulting in an increase in fair value of $44,445, which was recorded as additional deferred debt issuance costs in the accompanying consolidated financial statements. As of September 30, 2020, the Amended PDL Warrant has not been exercised.

During the year ended December 31, 2019, the Company and Lender entered into eight amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments qualified for modification accounting, while the final seven qualified for troubled debt restructuring accounting. The Eighteenth, Nineteenth, Twentieth, and Twenty-First Modification Agreement Amendments entered during the nine months ended September 30, 2020 (as detailed above) also qualified for troubled debt restructuring accounting. As appropriate, we expensed the debt issuance costs paid to third parties as a deferred debt issuance costs and accounted for the change in the effective interest rate prospectively. For the nine months ended September 30, 2020 and 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $2,325,000 and $2,858,611, respectively was recorded as interest expense in the accompanying condensed consolidated financial statements.

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The Tranche Three Warrant issued with the Sixth PDL Credit Agreement Amendment was valued at $8,687 and was recorded as interest expense on March 31, 2020.

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

On January 16, 2014, we entered into a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the “2014 HealthCor Notes”). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. At any time after January 16, 2014, HealthCor is entitled to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2014 HealthCor Notes into fully paid and non-assessable shares of our Common Stock at a conversion rate of $0.40 per share, subject to adjustment in accordance with anti-dilution provisions set forth in the 2014 HealthCor Notes. Additionally, we issued Warrants to HealthCor for the purchase of an aggregate of up to 4,000,000 shares of our Common Stock at an exercise price of $0.40 per share (collectively the “2014 HealthCor Warrants”). As of September 30, 2020, the underlying shares of our Common Stock related to the 2014 HealthCor Notes totaled approximately 27,400,000.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2015 Investors are composed of all but one of our current directors and one of our officers. On February 17, 2015, the Company and the Investors closed on the transactions contemplated by the Fifth Amendment. In connection with this closing, the Company and the Investors entered into an Amended and Restated Pledge and Security Agreement (the “Amended Security Agreement”), amending and restating that certain Pledge and Security Agreement dated as of April 20, 2011, and an Amended and Restated Intellectual Property Security Agreement (the “Amended IP Security Agreement”), amending and restating that certain Intellectual Property Security Agreement dated as of April 20, 2011. As of September 30, 2020, the underlying shares of our Common Stock related to the Fifth Amendment Notes totaled approximately 3,800,000 to HealthCor and 18,900,000 to the 2015 Investors.

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

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. The 2018 Investors are composed of all but one of our current directors, one of our officers and an entity. As of September 30, 2020, the underlying shares of our Common Stock related to the Eighth Amendment Notes totaled approximately 56,500,000 to the February 2018 Investors.

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

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”). As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of September 30, 2020, the underlying shares of our Common Stock related to the Tenth Amendment Notes totaled approximately 26,300,000 to the July 2018 Investors.

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

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Note. The Twelfth Amendment Note has a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of September 30, 2020, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 1,974,553 to the 2019 Investor.

On February 6, 2020, we entered into the Thirteenth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and an investor (a member of our board of directors) (such additional investor, the “February 2020 Investor”), pursuant to which (i) we sold and issued a convertible secured promissory note for $100,000 to the February 2020 Investor with a conversion price per share equal to $0.01 (subject to adjustment as described therein) (the “Thirteenth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five- Year Note Period” and other terms to take into account the timing of the issuance of the Thirteenth Amendment Note. The Thirteenth Amendment Note has a maturity date of February 5, 2030. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of September 30, 2020, the underlying shares of our Common Stock related to the Thirteenth Amendment Note totaled approximately 10,800,000 to the 2020 Investor.

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $5,445,327 and $3,289,639 in interest for the nine months ended September 30, 2020 and 2019, respectively, related to these transactions. For the nine months ended September 30, 2020 we recorded $4,219,771 of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the nine months ended September 30, 2020 and 2019, respectively, we recorded a BCF of $0 and $20,802, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $134,957 and $25,443 in interest for the nine months ended September 30, 2020 and 2019, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants and Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrant was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $43,352 and $43,352 in interest expense for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 12 – JOINT VENTURE AGREEMENT

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of June 30, 2017 and continuing on the last business day of each subsequent calendar quarter through September 30, 2019. We were not in default of any conditions under the Settlement Agreement as of December 31, 2017. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. On February 2, 2018 the Company entered into an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the termination of the Modification Period, September 30, 2020 per the Twentieth Modification Agreement Amendment.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a liability of $781,800 in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. A de minimis amount of interest expense has been recognized within interest and other income, net in the condensed consolidated statements of $3,757 for the nine months ended September 30, 2020. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive loss.

As of the date of this Quarterly Report, the Company has applied for forgiveness of the Paycheck Protection Program loan and the lender has requested full forgiveness of the loan and payment from the Small Business Administration (SBA). The loan forgiveness application is currently under review by the SBA.

NOTE 14 - LEASE

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended September 30, 2020 and 2019 was $71,824 and $65,697, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $223,868 and $220,769, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of September 30, 2020
Assets
Operating lease asset	$682,833
Total lease asset	$682,833

Liabilities
Current liabilities:
Operating lease liability	$147,166
Long-term liabilities:
Operating lease liability, net of current portion	587,068
Total lease liability	$734,234

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2020, for the following five fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
Remaining 2020	$49,830
2021	202,310
2022	208,379
2023	214,631
2024	221,069
2025 and thereafter	150,679
Total minimum lease payments	1,046,898
Less effects of discounting	(312,664)
Present value of future minimum lease payments	$734,234

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55,802

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

Company Overview

Our mission is to be the leading provider of products and services for the healthcare industry specializing in bedside video monitoring. For over a decade, CareView has pursued innovative ways to increase patient protection by providing advanced solutions that lower operational costs and foster a culture of safety among patients, staff, and hospital leadership. The CareView Patient Safety System, anchored by a patented and proven solution for reducing patient falls and increasing in-room safety, is a modular and scalable design that delivers operational savings in any application. Our products are the next generation of patient care monitoring that allow real-time bedside and point-of-care video monitoring. Reported results from CareView-driven facilities prove that our products reduce falls, reduce the cost of sitter fees, and increase patient satisfaction.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended September 30, 2020.   We have been able to continue providing services to our current customer base and have not experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits to existing and potential customers and market our new Gen5 product.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

As of the date of this Quarterly Report, the Company has applied for forgiveness of the Paycheck Protection Program loan and the lender has requested full forgiveness of the loan and payment from the Small Business Administration (SBA). The loan forgiveness application is currently under review by the SBA.

CareView Patient Safety System

Our CareView Patient Safety System provides innovative ways to increase patient protection, provides advanced solutions that lower operational costs, and fosters a culture of safety among patients, staff, and hospital leadership. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care, and reduce costs. Our products and services can be used in all types of hospitals, nursing homes, adult living centers and selected outpatient care facilities domestically and internationally.

The CareView Patient Safety System includes CareView’s new SitterView® Monitoring System, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView® features intuitive decision support pathway, guiding staff alarm response and pan-tilt-zoom functionality, allowing staff to home in on areas of interest. CareView’s new Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

CareView’s next generation of in-room camera; the CareView Controller features an HD camera, high-fidelity 2-way audio, and an LCD display, harnessing increased performance to deliver the ultimate in capability, flexibility, and affordability for all types of hospitals. Building on top of CareView’s patented Virtual Bed Rails® and Virtual Chair Rails® predictive technology, the CareView Controller uses machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in less false alarms, faster staff intervention, and a significant reduction in patient falls.

The CareView Controller is available in multiple configurations for permanent or temporary situations, the CareView Mobile, Portable, and Fixed Controller. For situations that demand that the camera come to the patient, the CareView Mobile Controller on wheels comes with an uninterrupted external power supply for situations where power may not be readily available and can operate on the facility’s wireless network. For monitoring patients within a general care unit, the CareView Portable Controller can be easily removed from mounts and moved where the workflow dictates, making this application perfect for general use. For high-risk patient rooms where behavior and self-harm may be a factor, or where a patient must be continuously monitored, the CareView fixed Controller can be installed seamlessly in the ceiling tiles leaving no exposed wiring making it ligature resistant.

The CareView Patient Safety System can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. CareView is (“HIPAA’) compliant and HITRUST certified. Additional HIPAA-compliant features allow privacy options to be enabled at any time by the patient, nurse, or physician.

CareView Patient Safety System Products and Services Agreement with Healthcare Facilities

Currently, we offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView Patient Safety System’s products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially similar to our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially similar to P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable and non-exclusive license to use the software, network facilities, content and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology in an effort to better define and track the staging and billing of the individual components of the CareView Patient Safety System. The CareView Patient Safety System includes three components which are separately billed; the CareView Controller (previously known as RCP), the CareView SitterView Monitor, and the CareView Application Server (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “CareView Controller” as this component of the CareView Patient Safety System consistently resides within each room where the “bed” is located. On average, there are six SitterView Monitors for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

With the introduction of our updated technology, CareView has also aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView now sells its proprietary equipment to facilities in lieu of lending the equipment as was done under the previous contract model. In doing so, the facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until end of the contract. The shift in our new contracting model will have an immediate impact on the company’s operations resulting in greater cash flow within 30 of contract signing. In addition, the new contracting model will provide higher current revenue and recurring revenue.

CareView continues its dedication to provide service and support on a 24x7x365 basis for every customer under the prior and updated revenue models.

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

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”) the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 VA facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The updated contracting model was added to the Multiple Award Schedule contract (“MAS”) which allows us to sell the proprietary hardware and license the software on an annualized basis on November 13, 2020. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

Group Purchasing Agreement with HealthTrust Purchasing Group, LP

On December 14, 2016, the Company entered into a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care, and alternate care sites. The agreement was effective on January 1, 2017 and all CareView Patient Safety System components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the updated contracting model has been added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis.

Summary of Product and Service Usage

The following table shows the number of healthcare facilities using our subscription-based products and services including the number of installed hospitals, installed Bed Equivalent Units (“BEUs”) and billable BEUs as of September 30, 2020. BEUs are calculated by dividing the monthly revenue derived from healthcare facility’s P&S or P&S Pilot Agreement by the unit price charge for a CareView Controller.

Installed Hospitals	Installed BEUs	Billable BEUs
91	8,899	8,917

In addition to the subscription-based contract model, CareView also offers a sale-based contract model, whereby, the Gen5 equipment is sold. As of September 30, 2020, CareView had 924 Gen5 RCP units in negotiation with a potential of 2,800 RCP units.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three months ended September 30,
	2020	2019	Change
		(000’s)
Revenue	$1,566	$1,622	$(56)
Operating expenses	2,262	2,017	245
Operating loss	(696)	(395)	(301)
Other, net	(2,631)	(2,769)	139
Net loss	$(3,327)	$(3,164)	$(162)

Revenue

Revenue decreased approximately $56,000 for the three months ended September 30, 2020 as compared to the same period in 2019. Hospitals with billable BEUs decreased to 91 on September 30, 2020 from 105 on September 30, 2019. The decrease in revenue is primarily related to lower GSA revenue during the three months ended September 30, 2020. Of the 91 hospitals with billable BEUs on September 30, 2020, one hospital group accounted for 19.8% of the total. Billable BEUs for all hospitals totaled 8,917 on September 30, 2020 as compared to 9,741 on September 30, 2019.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2020	2019
Human resource costs, including benefits and non-cash compensation	55%	59%
Professional and consulting costs	10%	4%
Other product deployment costs, excluding human resources and travel and entertainment costs	8%	4%
Other expenses	16%	16%
Depreciation and amortization	8%	9%
Travel and entertainment expense	3%	8%

Operating expenses increased by less than 12.1% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits and non-cash compensation	$44
Professional and consulting costs	142
Other product deployment costs, excluding human resources and travel and entertainment expense	102
Other expenses	46
Decrease:
Depreciation and amortization	(0)
Travel and entertainment expense	(88)
$246

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $44,000 primarily as a result of additional sales and marketing and research and development staffing during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. While we had 58 employees at September 30, 2020 as compared to 56 for the comparable date for the prior year, on average we employed 56 employees over the course of current period as compared to 55 for the comparable prior year period. Professional and consulting fees increased approximately $142,000, primarily as a result of increased legal and consulting fees. Other product development costs increased approximately $102,000 primarily as a result of increases in product deployment and installation costs and related non-capital equipment costs. For the comparable periods, other expenses increased approximately $46,000, primarily a result of an increase in insurance costs. Depreciation and amortization expense did not materially change. Travel and entertainment expense decreased approximately $88,000 as a result of less product installations and COVID-19 related slowdown during the three-month period ended September 30, 2020 compared to the same period in 2019.

Other, net

Other non-operating income and expense decreased by approximately $138,000, or 5%, for the three months ended September 30, 2020 in comparison to the same period in 2019, primarily as a result of an increase in other revenue of $26,000 for the reimbursement of destroyed leased equipment and decrease in debt cost of $201,000 offset by increase in interest expense of $87,000 during the three months ended September, 30, 2020.

Net Loss

As a result of the factors above, our third quarter 2020 net loss of approximately $3,328,000 increased approximately $164,000, or 5%, as compared to approximately $3,164,000 net loss for the third quarter of 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine months ended September 30,
	2020	2019	Change
	(000’s)
Revenue	$4,957	$4,641	$316
Operating expenses	6,422	6,060	362
Operating loss	(1,465)	(1,419)	(46)
Other, net	(7,881)	(8,229)	348
Net loss	$(9,346)	$(9,648)	$302

Revenue

Revenue increased approximately $316,000 for the nine months ended September 30, 2020 as compared to the same period in 2019. Hospitals with billable BEUs decreased to 91 on September 30, 2020 from 105 on September 30, 2019. The increase in revenue is a result of installation of contracted hospitals as well as organic growth within our existing customer base. Of the 91 hospitals with billable BEUs on September 30, 2020, one hospital group accounted for 19.8% of the total. Billable BEUs for all hospitals totaled 8,917 on September 30, 2020 as compared to 9,741 on September 30, 2019.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2020	2019
Human resource costs, including benefits and non-cash compensation	54%	57%
Professional and consulting costs	10%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	7%	4%
Other expenses	17%	15%
Depreciation and amortization	8%	9%
Travel and entertainment expense	4%	8%

Operating expenses increased by 7% as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits and non-cash compensation	$36
Professional and consulting costs	230
Other product deployment costs, excluding human resources and travel and entertainment expense	212
Other expenses	132
Decrease:
Depreciation and amortization	(10)
Travel and entertainment expense	(239)
$361

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $38,000 primarily as a result of additional sales and marketing and research and development staffing during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. While we had 58 employees at September 30, 2020 as compared to 56 for the comparable date for the prior year, on average we employed 56 employees over the course of current period as compared to 55 for the comparable prior year period. Professional and consulting fees increased approximately $229,000, primarily as a result of increased legal and consulting fees. Other product development costs increased approximately $211,000 primarily as a result of increases in product deployment and installation costs and related non-capital equipment costs. For the comparable periods, other expenses increased approximately $133,000, primarily a result of an increase in sales and marketing costs approximately $60,000 primarily related to Gen5 marketing, an increase in research and development (less non-personnel and travel costs) of approximately $16,000 and website costs, an increase in insurance costs of approximately $55,000, which were offset by a decrease in rent, utilities and maintenance of approximately $8,000. Depreciation and amortization expense decrease by approximately $10,000, primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2020. Travel and entertainment expense decreased approximately $239,000 as a result of a less product installations and COVID-19 related slowdown during the nine-month period ended September 30, 2020 compared to the same period in 2019.

Other, net

Other non-operating income and expense decreased by approximately $348,000, or 4%, for the nine months ended September 30, 2020 in comparison to the same period in 2019, primarily as a result of a decrease in other debt cost offset by increase in interest expense.

Net Loss

As a result of the factors above, our third quarter 2020 net loss of approximately $9,346,000 decreased approximately $300,000, or 3%, as compared to approximately $9,649,000 net loss for the third quarter of 2019.

Liquidity and Capital Resources

Our cash position on September 30, 2020 was approximately $434,000.

We evaluated our ability to continue as a going concern within one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities. We have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 14, 2021. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. Our PDL BioPharma, Inc. note payable will mature on November 30, 2020 (see NOTE 9 for details), our Rockwell Holdings I, LLC facility will mature on December 31, 2020 (see NOTE 11 for details), and our HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP note will mature on April 21, 2021 (see NOTE 10 for details). These notes have been included in current liabilities on our balance sheet, and we do not have sufficient funds to cover the amounts due upon maturity of these notes of approximately $64 million. We additionally continue to generate operating losses. As a result of anticipated losses and scheduled debt maturities in the following twelve months, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern through November 14, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2020.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on March 30, 2020 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended September 30, 2020.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2020 due to the existence of the following material weaknesses:

(i) because our accounting manager had responsible for initiating transactions, had custody of assets, recorded transactions, and prepared financial reports. Therefore, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight procedures due to the lack of accounting resources. To remedy this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company; and

(ii) the lack of technical expertise related to identifying and applying GAAP rules specifically related to the evaluation of asset obsolescence, recording of revenues, debt, and other complex financial transaction. To remedy this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the reporting of these complex transaction.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
10.1	08/06/20	CareView Communications, Inc. 2020 Stock Option Plan*
31.1	11/23/20	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	11/23/20	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	11/23/20	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 23, 2020

CAREVIEW COMMUNICATIONS, INC.

	By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer