Form 10-K
period 2020-12-31
CareView Communications Inc
filed 2021-04-08
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:  000-54090c

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,800,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2021, the registrant had 139,380,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

PART I

ITEM 1.                BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or using other similar expressions.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements because of new information, future events, or otherwise except as required by law. We urge readers to carefully review the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “CareView,” or the “Company” refers to CareView Communications, Inc., a Nevada corporation, originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007. Unless otherwise specified, these terms also include our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”) and CareView Operations, LLC, a Nevada limited liability company (“CareView Operations”).

General

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patient, staff, and hospital leadership. With installations in more than 150 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% with sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

TeleMedView allows hospital staff to use CareView’s high-quality video cameras with pan-tilt-zoom and 2-way video functionality to observe and communicate with patients remotely. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well. CareView created TeleMedView in response to a growing demand for remote patient monitoring driven by increasing demands for care and staffing shortages in the healthcare industry. With CareView, hospitals are safely monitoring more patients while providing a higher level of care. CareView has been awarded several new patents for features supporting TeleMedView, adding to its 32 existing patents, including SitterView® and ProcedureView®. These patents provide additional support and insight into the clinical workflow, allowing staff to document patient risks and procedures.

Products and Services

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patient, staff, and hospital leadership. With installations in more than 150 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% and sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and decreasing operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

TeleMedView allows hospital staff to use CareView’s high-quality video cameras with pan-tilt-zoom and 2-way video functionality to observe and communicate with patients remotely. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well. CareView created TeleMedView in response to a growing need for remote patient monitoring driven by increasing demands for care and staffing shortages in the healthcare industry. With CareView, hospitals are safely monitoring more patients while providing a higher level of care. CareView has been awarded several new patents for features supporting TeleMedView, adding to its 32 existing patents, including SitterView® and ProcedureView®. These patents provide additional support and insight into the clinical workflow, allowing staff to document patient risks and procedures.

Current Products and Services

CareView Patient Safety System

Our CareView Patient Safety System provides innovative ways to increase patient protection, provides advanced solutions that lower operational costs, and helps hospitals foster a culture of safety among patients, staff, and hospital leadership. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care, and reduce costs. Our products and services can be used in all types of hospitals, nursing homes, adult living centers, and selected outpatient care facilities domestically and internationally.

The CareView Patient Safety System includes CareView’s new SitterView®, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView® features intuitive decision support pathway, guiding staff alarm response and pan- tilt-zoom functionality, allowing staff to home in on areas of interest. CareView’s new Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

CareView’s next generation of in-room camera; the CareView Controller features an HD camera, high- fidelity 2-way audio, and an LCD display, harnessing increased performance to deliver the ultimate in capability, flexibility, and affordability for all types of hospitals. Building on top of CareView’s patented Virtual Bed Rails® and Virtual Chair Rails® predictive technology, the CareView Controller uses machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in less false alarms, faster staff intervention, and a significant reduction in patient falls.

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

The CareView Patient Safety System can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. CareView is (“HIPAA”) compliant and HITRUST certified. Additional HIPAA-compliant features allow privacy options to be enabled at any time by the patient, nurse, or physician.

CareView Patient Safety System Products and Services Agreement with Healthcare Facilities

Currently, we offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView Patient Safety System’s products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially like our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non- transferable, and non-exclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology to better define and track the staging and billing of the individual components of the CareView Patient Safety System. The CareView Patient Safety System includes three components which are separately billed; the CareView Controller (previously known as RCP), the CareView SitterView Monitor, and the CareView Application Server (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “CareView Controller” as this component of the CareView Patient Safety System consistently resides within each room where the “bed” is located. On average, there are six SitterView Monitors for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

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

CareView Connect

Our mission is to be the leading provider of resident monitoring products and services for the long- term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView ConnectTM Quality of Life System (“CareView Connect”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including: Nursing Care, Home Care, Assisted Living and Independent Living.

With this mission in mind, in the second quarter of 2018, the Company introduced a new sensor product that has application in both the assisted living center market and the home health market. CareView Connect leverages both passive and active sensors to track the activities of daily life. CareView Connect provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify a caregiver of potential emergencies and identify the need for dignified support. CareView Connect consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected.

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

Caregiver Platform

The caregiver platform includes a “Leave of Absence” component, which allows the facility to document when the resident is outside of their room for a duration of time. This information is incorporated with known data from the workflows and sensors to improve awareness. The Caregiver Connect mobile application provides a convenient and intuitive interface to the CareView Connect platform. The caregiver can use the mobile app to capture important information and interface with critical workflows, such as acknowledging and documenting alert presses by the resident. CareView Connect also provides a product focused on capturing and measuring the mental state and pain experienced by the resident. “How are you feeling today?” provides a convenient way to capture information about the mental state of the resident using emojis. Similarly, “What is your pain today?” allows the staff to categorize and document pain. Connect Resident is a tablet application intended for the resident’s direct use. This product currently supports video conferencing with a remote caregiver, becoming a communications conduit for telehealth. Connect Resident also supports “How are you feeling today?”, which allows the resident to submit this information directly.

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

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”) the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The updated contracting model was added to the Multiple Award Schedule contract (“MAS”) which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

On February 2, 2021, we partnered with Decisive Point Consulting Group, a Department of Veterans Affairs Contractor Verification Enterprise (CVE) and a Verified Service-Disabled Veteran Owned Small Business (SDVOSB), to expand our reach within the VA hospitals and Community Living Centers space. Our partnership reflects our desire to collaborate with companies that share our vision of patient safety.

Group Purchasing Agreement with HealthTrust Purchasing Group, LP

On December 14, 2016, the Company entered a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care, and alternate care sites. The agreement was effective on January 1, 2017 and all CareView Patient Safety System components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the updated contracting model has been added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis.

Summary of Product and Service Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our recently implemented sales-based contract model with an auto-renewal at the end of each contract period.  The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves.  During the fourth quarter of 2020, the Company executed several new sales-based contracts with an aggregated contract sales price of $1,800,000.

Availability of Suppliers

We are not dependent on, nor do we expect to become dependent on, any one or a limited number of suppliers. We purchase parts and components to assemble our equipment and products. We do not manufacture or fabricate our own products or systems but rely on sub-suppliers and third-party vendors to procure and/or fabricate components based on our designs, engineering, and specifications. Along with our employee installers, we enter subcontracts for field installation of our products which we supervise. We manage all technical, physical, and commercial aspects of the performance of our contracts with sub-suppliers and third-party vendors. To date, we have experienced no difficulties in obtaining fabricated components, materials, and parts or in identifying qualified subcontractors for installation work.

Sales, Marketing and Customer Service

We do not consider our business to be seasonal, however the availability of hospital staff is typically less available in December which impacts our ability to sell/install our CareView Patient Safety System. We generate sales leads through a variety of means including direct one-to-one marketing, email and web campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. Our sales team consists of highly trained professionals with many years of experience in the healthcare market.

Our initial focus has been to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas. Our sales staff approaches decision makers for hospitals, integrated delivery networks, and major owners and operators of hospitals to demonstrate the CareView product line. In 2013, we expanded our sales process to include an inside sales team and have expanded our capabilities of providing web-based demonstrations and presentations. I/n addition, we have begun to rely more heavily on arranging reference calls and site visits between our current customers and our prospects. These efforts have provided a higher volume of qualified sales leads and have resulted in more substantive conversations with a larger number of prospects.

We ensure high levels of customer service through our account representatives and through our technical support processes. We attempt to position our account representatives geographically close to our customer hospitals to allow them to make regular visits to proactively train staff and address any issues. We offer 24/7 monitoring and phone support through our technical support team which allows us to quickly identify and resolve any technical issues. From time to time, we are called upon to service the installed hardware at customer facilities. To facilitate expedient service, our account representatives typically maintain a small supply of room control platforms (“RCPs”) should they need repair or replacement. Historically, our RCPs and Nursing Station units have required little, if any, servicing. We believe that we handle requests quickly and efficiently, and that overall, our customers are satisfied with our level of service.

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know- how, trade secrets, patents, trademarks, and contractual restrictions to protect our products and to maintain our competitive position. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions.

We have received patents from the U.S. Patent and Trademark Office and have numerous patents pending. We intend to file additional patent applications when appropriate; however, we may not file any such applications or, if filed, the patents may not be issued. We also have numerous registered trademarks.

We intend to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of anyone patents may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Agreement with Rockwell Holdings I, LLC

On November 16, 2009, we entered into a Master Investment Agreement (the “Rockwell Agreement”) with Rockwell Holdings I, LLC, a Wisconsin limited liability (“Rockwell”). Under the terms of the Rockwell Agreement, we used funds from Rockwell to fully implement the CareView Patient Safety System™ in Hillcrest Medical Center in Tulsa, Oklahoma (“Hillcrest”) and Saline Memorial Hospital in Benton, Arkansas (“Saline”) (the “Project Hospital(s)”). CareView-Hillcrest, LLC and CareView-Saline, LLC were created as the operating entities for the Project Hospitals under the Rockwell Agreement (the “Project LLC(s) ”).

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. As previously reported in our Current Report on Form 8-K filed with the SEC on February 5, 2018, on February 2, 2018 the Company entered an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell Holdings I, LLC (“Rockwell”) dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the termination of the Modification Period, April 30, 2020. On December 31, 2019, the Company and Rockwell entered a Second Amendment to the Rockwell Note (the “Second Rockwell Note Amendment”) pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2020, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 to January 31, 2020.

Effective as of January 31, 2020, the Company and Rockwell entered a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 from January 31, 2020 to February 10, 2020. The final balloon payment representing the remaining principal plus all accrued and unpaid interest is due on December 31, 2020.

Effective as of March 31, 2020, the Company and Rockwell entered a Fourth Amendment to the Rockwell Note (the “Fourth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on March 31, 2020 to April 16, 2020.

Effective as of December 31, 2020, the Company and Rockwell entered a Fifth Amendment to the Rockwell Note (the “Fifth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2021, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2020 to March 31,2021. The final balloon payment representing the remaining principal plus all accrued and unpaid interest is due on December 31, 2020. We have evaluated the Fifth Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification. We were not in default of any conditions under the Settlement Agreement and the Rockwell Note as amended as of December 31, 2020.

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2022. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements for the year ended December 31, 2017. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

Installation and Technical Support

Along with our employee installers and technical support staff, we provide installation and technical support for our customers through third-party providers located across the United States that we contract on a per-job basis.

Competition

We offer a unique solution to clinical video monitoring, sitter reduction, and fall prevention by leveraging our patented Virtual Bed Rails and Virtual Chair Rails technology.  This technology allows an individual to watch more patients with a higher level of safety than they could without. We have competitors in clinical video monitoring; however, we believe that we offer a superior solution that provides for best ROI, reduction in patient falls, and reduction and sitter requirements. We compete with them based on price, engineering and technological expertise, knowledge, and the quality of our products, systems, and services. Additionally, we believe that the successful performance of our installed products and systems is a key factor in retaining current business and gaining new business as customers typically prefer to make significant purchases from a company with a solid performance history.

Clinical Video Monitoring and Fall Prevention: Cisco Systems, Inc., Avasure (a division of AvaSure Holdings, Inc.), Caregility, Royal Philips Electronics and Cerner Corporation all provide clinical video monitoring tools. Cisco offers Virtual Patient Observation, a video monitoring tool aimed at reducing sitter costs and preventing patient falls. AvaSure and Caregility offer a similar application using cameras mounted on a rolling camera stand, aimed at preventing patient falls. Philips offers the eICU product, which primarily targets a high-definition monitoring of patients in intensive-care applications and provides telephonic consults. Cerner offers the Cerner Patient Observer product, which uses depth sensors aimed at preventing patient falls.

Alternative fall prevention mechanisms include physical sensors manufactured by Stanley and Posey, and beds which include fall alarms manufactured by Stryker and Hill-Rom. Customers may consider these physical fall prevention mechanisms to be alternatives to a video-based fall prevention system such as the one we offer.

We believe we also compete based on the success of our products and services which provide our customers with:

•	significant and tangible cost savings,
•	reductions in patient falls,
•	improved documentation, quality, and timeliness of patient care,
•	enhanced safety and security for patients and facilities,
•	support for new technologies,
•	business growth,
•	return on investment, and
•	enhanced patient satisfaction.

 We are currently unable to predict what competitive impact any regulatory development and advances in technology will have on our future business and results of operations. We believe our success depends upon our ability to maintain and enhance the performance, content, and reliability of our products in response to the evolving demands of the industry and any competitive products that may emerge. We cannot give assurances that we will be able to do so successfully or that any enhancements or new products that we introduce will gain acceptance in the marketplace. If we are not successful or if our products are not accepted, we could lose potential customers to our competitors.

Major Customers

During 2020 one customer comprised of approximately $1,179,000 or 18% of our revenue, while no other customer comprised more than 10%. During 2019 one customer comprised of approximately $1,538,000 or 25% of our revenue, while no other customer comprised more than 10%.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)). Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our RCPs, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for five years but include options to cancel after a minimum of two or three years. Backlog, which covers the non- cancellable period, as of December 31, 2020 is approximately $6,474,000, of which approximately $4,015,000 is expected to be billed during 2021. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the minimum two or three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2021 is approximately $2,459,000.

Government Approval

Neither our Company nor our products are subject to government approval beyond required Federal Communication Commission (“FCC”) certifications. Certain medical devices and applications may be subject to Section 510(k) of the Food, Drug, and Cosmetics Act, which regulates the ability of medical device manufacturers to market their devices. CareView has reviewed the requirements for registration, and at the current time, we do not believe that our suite of applications is subject to 510(k) regulation. Although the parameters of our CareView Patient Safety System products and services complies with HIPAA as far as use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPAA regulations. We do not know of any other privacy laws that affect our business as we are not in control of nor do we keep patient medical records in our possession. We are unaware of any probable government regulations that may affect our business in the future. We have received Underwriters Laboratories (“UL”) and FCC approval on our products. Additionally, the Center for Medicare and Medicaid Services does not pay or reimburse any party for use of our products and services.

Environmental Laws

Our Company and our products are not affected by any federal, state, or local environmental laws; therefore, we have reserved no funds for compliance purposes.

Employees

As of March 31, 2021, we employed 56 persons on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

We have adopted a Code of Business Conduct and Ethics for all our officers and directors and a Code of Ethics for Financial Executives. These codes are available for download on our website or may be obtained free of charge by making a request in writing to Steven G. Johnson, as indicated hereinabove.

Domain Names

The Company maintains a website at www.care-view.com.

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.                PROPERTIES.

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space. On March 4, 2020, we entered into a Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. We believe that these premises are adequate and sufficient for our current needs. See NOTE 12 in accompanying consolidated financial statements.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provided by OTC Market Group, Inc. (“OTCQB”) under the symbol "CRVW."

Holders

Records of our stock transfer agent indicate that as of March 31, 2021 we had approximately 90 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in "street name."  We estimate that there are approximately 860 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	4,111,944	$0.56	—
Equity compensation plan not approved by security holders: 2015 Plan	3,883,500	$0.29	—
Equity compensation plan not approved by security holders: 2016 Plan	11,483,533	$0.11	—
Equity compensation plan not approved by security holders: 2020 Plan	—		6,362,976
Total	19,478,977	$0.26	6,362,976

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2020, options to purchase an aggregate of 506,833 shares of our Common Stock were cancelled due to resignation and termination of employees.  In addition, during the same time period, options to purchase an aggregate of 703,982 shares of our Common Stock expired.

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

Liquidity and Capital Resources

Our cash position at December 31, 2020 was approximately $358,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through one year after the date the financial statements are issued. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The extent to which COVID-19 will negatively impact our business results is highly uncertain and cannot be accurately predicted. Management believes that the COVID-19 outbreak and the measures taken to control it may have a large negative impact on economic activities across the world and the United States. As such, these uncertainties may impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition, and results of operations in the foreseeable future.

These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of December 31, 2020, our working capital deficit was approximately $72,041,000, our accumulated deficit was approximately $187,810,000, and our stockholders’ deficit was approximately $103,261,000 Operating loss was approximately $1,878,000 and $3,300,000 for the years ended December 31, 2020 and 2019, respectively. Our net loss was approximately $11,683,000 and $14,140,000 for the years ended December 31, 2020 and 2019, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2020 and 2019.

	2020	2019
	(000’s)
Net cash flows used in operating activities	$(791)	$(1,437)
Net cash flows used in investing activities	(302)	(344)
Net cash provided by financing activities	1,181	100
Decrease in cash	88	(1,681)
Cash, cash equivalents and restricted cash at beginning of period	270	1,951
Cash, cash equivalents and restricted cash at end of period	$358	$270

Net increase in cash during the year ended December 31, 2020 was approximately $88,000. The principal use of cash in operating activities for the year ended December 31, 2020 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The change in cash flows used in operating activities between 2019 and 2020 of approximately $645,000 is primarily a result of gain on extinguishment of the payroll protection program loan and interest. The change in cash flows used in investing activities between 2019 and 2020 of approximately $42,000 is primarily a result of the reduction of purchases and installation of CareView Patient Systems and costs associated with patents and trademarks. The change in cash flows provided by financing activities between 2019 and 2020 of approximately $1,082,000 is primarily due to receiving funds from our payroll protection program loan.

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended December 31,
	2020	2019	Change
	(000’s)
Revenue, net	$6,462	$6,294	$168
Operating expenses:
Network operations	2,738	3,033	(295)
General and administration	2,722	4,054	(1,332)
Sales and marketing	575	324	253
Research and development	1,708	1,400	308
Depreciation and amortization	597	721	(124)
Operating expenses	8,340	9,532	(1,192)
Operating loss	$(1,878)	$(3,238)	$1,360

Revenue, net

Revenue increased approximately $168,000 for the year ended December 31, 2020 as compared to the same period in 2019. The increase in revenue is a result of new hospital billing as well as organic growth within our existing customer base and the introduction of a new product line. Of the 100 hospitals on December 31, 2020, one hospital group accounted for 18% of the total.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2020	2019
Human resource costs, including benefits	56%	46%
Depreciation and amortization expense	7%	8%
Travel and entertainment	4%	6%
Other expenses	12%	23%
Other product deployment costs, excluding human resources and travel and entertainment expense	5%	6%
Professional fees and consulting expenses	10%	7%
Non-cash expense related to option grants	2%	2%
Research and development costs	2%	1%
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	2%	1%

Operating expenses decreased by approximately $1,192,000 (13%) as a result of the following items:

(000’s)
Increase:
Human resource costs, including benefits	$270
Professional and consulting costs	172
R&D costs	57
Other sales and marketing costs, excluding human resources costs, travel and entertainment expense, and consulting expenses	144
Decrease:
Depreciation and amortization	(123)
Travel and entertainment	(321)
Other product deployment costs, excluding human resources and travel and entertainment expense	(117)
Other expenses	(1,235)
Non-cash expense related to option grants	(39)
$(1,192)

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $270,000 primarily because of additional sales and marketing and research and development staffing and PTO carryover expenses during the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019. Professional and consulting fees increased approximately $172,000, primarily because of increased accounting, consulting, and other professional fees. An increase in research and development (less non-personnel and travel costs) of approximately $57,000 primarily related to patent maintenance, software security, and obtaining industry-specific certifications. There was an increase in sales and marketing costs approximately $144,000 primarily related to marketing and website costs.

Depreciation and amortization expense decrease by approximately $123,000, primarily because of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2020. Travel and entertainment expense decreased approximately $321,000 because of less product installations and COVID-19 related slowdown during the twelve months ended December 31, 2020 compared to the same period in 2019. Other product development costs decreased approximately $117,000 primarily because of decreases in product deployment and installation costs and related non-capital equipment costs. The decrease of approximately $1,315,000 in other expense is primarily attributable to prior year write off of abandoned CareView Connect assets of approximately $1,130,000. The decrease in non-cash expense related to option grants of approximately $39,000 was due to lower stock option grants.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of several assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in each period.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. Despite our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Complex Derivative Financial Instruments. From time to time, we sell common stock and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in each period.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company does not currently hold or plan to invest in available-for-sale securities and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2023.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2020. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2019

On January 31, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Third Amendment to Modification Agreement (the “Twenty- Third Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and May 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 from January 31, 2021 until May 31, 2021 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred from January 31, 2021 until May 31, 2021, and that such deferrals would be a Covered Event.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential number of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2020.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 due to the existence of the following material weaknesses:

(i)	Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight. Specifically, the accounting manager had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports. To remediate this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company,
(ii)	It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP accounting for certain complex transactions due to a lack of technical expertise. Specifically, related to the recording of revenues, debt, income taxes, and other complex financial transactions. To remediate this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the preparation of accounting for and reporting of these complex transaction. The Company has hired a Certified Public Accountant to have oversight of these transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	61	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	46	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	65	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	88	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	62	Director	April 21, 2011	N/A
David R. White	73	Director	January 1, 2014	N/A
Steven B. Epstein	77	Director	April 1, 2014	N/A
Dr. James R. Higgins	71	Director	April 1, 2014	N/A

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

Business Experience of Directors, Executive Officers and Significant Employees

The business experience of each of our directors, executive officers and significant employee follows:

Steve G. Johnson – Chief Executive Officer, President, Secretary, Treasurer, Director

Steven G. Johnson currently serves as Chief Executive Officer (effective January 1, 2014), President, Secretary, Treasurer and Director. Mr. Johnson also served as Chief Operating Officer until November 1, 2013. In December 2003, he filed for patent protection as the inventor of a Non-Intrusive Data Transmission Network for Use in an Enterprise Facility and Method for Implementing in the United States, which invention was subsequently assigned to CareView and was issued a patent number by the USPTO. The technology underlying this patent is the basis of the CareView Patient Safety System suite. Mr. Johnson is also one of the inventors on three issued patents for a Non-intrusive data transmission network for use in an enterprise facility and method for implementing in the U.S., a System and Method for Documenting Patient Procedures in the U.S., and a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S., and five additional pending patent applications for a System and Method for Predicting Falls in the U.S., a continuation patent for System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers, an Electronic Patient Sitter Management System and Method for Implementing in the U.S., a Noise Correcting Patient Fall Risk State System and Method for Predicting Patient Falls in the U.S., and a System and method for monitoring a fall state of a patient and minimizing false alarms in the U.S., all technology currently being deployed or in further development by CareView. Mr. Johnson has over 20 years of experience in the cable and wireless industry.

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

Kyle Johnson - Director of Engineering

Kyle Johnson has served as our Director of Engineering since August 2006 and is responsible for the design and development of our Room Control Platform and deployment of systems to hospitals. From June 2004 to August 2006, he served as Senior Product Manager of Cadco Systems, a company that specializes in broadband electronic design and manufacturing. As Senior Project Manager, Mr. Johnson managed the design and development of several products including the development of the technology used in the CareView Patient Safety System suite. Mr. Johnson is also one of the inventors on an issued patent for a System and Method for Using a Video Monitoring System to Prevent and Manage Decubitus Ulcers in Patients in the U.S. and an issued patent for a System and Method for Predicting Falls in the U.S. (the technology underlying CareView’s Virtual Bed Rails). From February 2000 to June 2004, Mr. Johnson served as General Manager and Chief Engineer for 391 Communications, a company that is a service provider to cable and wireless cable companies. Mr. Johnson has been involved in several large-scale deployments of CATV, MMDS, and DBS satellite systems, as well as designing and building numerous CATV/MMDS head-ends for major domestic and foreign CATV/MMDS providers. Mr. Johnson is the son of Steven Johnson, our Chief Executive Officer and President.

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

For the year ended December 31, 2020, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

Compensation Committee

Our Compensation Committee’s function is to aid our Board of Directors in fulfilling their responsibility to our shareholders, potential shareholders, and the investment community relating to developing policies and making specific recommendations to the Board of Directors with respect to the direct and indirect compensation of our executive officers. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. Our Compensation Committee’s primary duties and responsibilities are to: (i) review and approve our Company’s goals relevant to the compensation of our Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to those goals, and set the Chief Executive Officer’s compensation based on that evaluation; (ii) assess the contributions of individual executives and recommend to our Board of Directors levels of salary and incentive compensation payable to them; (iii) compare compensation levels with those of other leading companies in the industry; (iv) grant stock incentives to key employees and administer our stock incentive plans; (v) monitor compliance with legal prohibition on loans to directors and executive officers; and (vi) recommend to our Board of Directors compensation packages for new corporate officers and termination packages for corporate officers as requested.

For the year ended December 31, 2020, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Whistleblower Policy

Our Board of Directors adopted a Whistleblower Policy to establish and maintain a complaint program to facilitate (i) the receipt, retention and treatment of complaints received by us regarding our accounting, internal accounting controls, auditing matters or violations of the Code of Conduct and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Any person with a concern relating to the Accounting Policies or compliance with our Code of Conduct should submit their concern in writing to the Chair of our Audit Committee. Complaints may be made without fear of dismissal, disciplinary action or retaliation of any kind. We will not discharge, discipline, demote, suspend, threaten or in any manner discriminate against any officer or employee in the terms and conditions of employment based on any lawful actions with respect to (i) good faith reporting of concerns or complaints regarding Accounting Policies, or otherwise specified in Section 806 of the U.S. Sarbanes-Oxley Act of 2002, (ii) compliance with our Code of Conduct, or (iii) providing assistance to the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, investigating a concern.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 5 meetings of the Board of Directors during the year ended December 31, 2020 and conducted other business through unanimous written actions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2020	$ 250,046	—	—	—	—	—	$ 16,997	$ 267,043
	2019	$ 250,147	—	—	—	—	—	$ 14,537	$ 264,684

Sandra K McRee (2) (COO)	2020	$ 216,045	—	—	—	—	—	$ 7,997	$ 224,042
	2019	$ 210,146	—	—	—	—	—	$ 5,537	$ 215,683

Jason T. Thompson (3) (Principal Financial Officer)	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—

(1)

For 2020: All Other Compensation includes $9,000 for car allowance and $7,997 for health insurance premiums paid on Mr. Johnson’s behalf. For 2019: All Other Compensation includes $9,000 for car allowance and $5,537 for health insurance premiums paid on Mr. Johnson’s behalf.

(2)	For 2020: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf. For 2019: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2020, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

Name and Office	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	2,000,000(1)	—	—	$ 0.10	12/05/26	—	—	—	—
	666,667(2)	—	—	$ 0.06	11/28/27	—	—	—	—
	—	1,200,000(3)	—	$ 0.04	08/08/30	—	—	—	—
Sandra K McRee (COO)	2,000,000(4)	—	—	$ 0.51	10/30/23	—	—	—	—
	1,000,000(5)	—	—	$ 0.53	02/22/25	—	—	—	—
	2,000,000(6)	—	—	$ 0.10	12/05/26	—	—	—	—
	2,000,000(7)	—	—	$ 0.10	12/02/27	—	—	—	—
	—	7,400,000(8)	—	$ 0.04	08/08/30	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	150,000(9)	—	—	$ 0.40	12/31/23	—	—	—	—
	235,295(10)	—	—	$ 0.17	08/29/26	—	—	—	—
	666,667(11)	—	—	$ 0.06	11/28/27	—	—	—	—
	—	1,200,000(12)	—	$ 0.04	08/08/30	—	—	—	—

(1) All underlying shares vested on December 7, 2019.

(2) All underlying shares vested on November 11, 2020.

(3) Options awarded for services as a member of the Board of Directors.

(4) All underlying shares vested on November 1, 2016.

(5) All underlying shares vested on February 25, 2018.

(6) All underlying shares vested on December 7, 2019.

(7) All underlying shares vested on December 3, 2020.

(8) Options awarded for services as a member of the Board of Directors.

(9) All underlying shares vested on January 2, 2017

(10) All underlying shares vested on August 31, 2019.

(11) All underlying shares vested on November 20, 2020.

(12) Options awarded for services as a member of the Board of Directors.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2020 and 2019 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2020, there were an aggregate of 6,000,000 options granted to directors at a total fair value amount of $180,000. No options were granted to directors in 2019.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
L. Allen Wheeler (2)			$ 24,000				$ 24,000
			$ 50,700				$ 50,700
			$ 24,000				$ 24,000
	—	—	$ 36,000	—	—	—	$ 36,000
Steven B. Epstein (3)			$ 221,500				$ 221,500
			$ 16,900				$ 16,900
			$ 24,000				$ 24,000
			$ 24,000				$ 24,000
	—	—	$ 36,000	—	—	—	$ 36,000
Dr. James R. Higgins (4)			$ 66,450				$ 66,450
			$ 24,000				$ 24,000
	—	—	$ 24,000	—	—	—	$ 24,000
			$ 36,000				$ 36,000
Jeffery C. Lightcap(5)	—	—	—	—	—	—	—
David R. White (6)			$ 130,000				$ 130,000
			$ 24,000				$ 24,000
			$ 24,000				$ 24,000
	—	—	$ 36,000	—	—	—	$ 36,000

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

(2) An aggregate of 150,000 underlying shares expired on January 4, 2020. An aggregate of 1,051,962 are vested as of December 31, 2020. The 1,200,000 granted on August 10, 2020 will vest evenly on each of August 10, 2021, August 10, 2022, and August 10, 2023.

(3) An aggregate of 1,451,962 are vested as of December 31, 2020. The 1,200,000 granted on August 10, 2020 will vest evenly on each of August 10, 2021, August 10, 2022, and August 10, 2023.

(4) An aggregate of 1,051,962 are vested as of December 31, 2020. The 1,200,000 granted on August 10, 2020 will vest evenly on each of August 10, 2021, August 10, 2022, and August 10, 2023.

(5) No granted options.

(6) An aggregate of 1,401,962 are vested as of December 31, 2020. The 1,200,000 granted on August 10, 2020 will vest evenly on each of August 10, 2021, August 10, 2022, and August 10, 2023.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Convertible securities are valued as of the most practical date, March 31, 2021. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	53,356,129 (2)	30.15%
Common Stock	Sandra K. McRee (Chief Operating Officer)	11,623,593 (3)	7.74%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	4,974,427 (4)	3.46%
Common Stock	L. Allen Wheeler (Chairman of the Board)	28,304,036 (5)	18.67%
Common Stock	Steven B. Epstein (Director)	8,732,372 (6)	5.97%
Common Stock	Dr. James R. Higgins (Director)	36,327,061 (7)	22.10%
Common Stock	Jeffrey C. Lightcap (Director)	68,871,110 (8)	33.07%
Common Stock	David R. White (Director)	1,671,962 (9)	1.19%
Common Stock	All Officers & Directors as a Group (8 persons)	213,860,690 (10)	69.78%

(1) Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2) This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 2,666,667 shares due to Johnson upon exercise of vested Options, (iii) 550,001 shares due to Johnson upon exercise of vested warrants, (iv) 34,139,325 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021), and (v) 15,791,159 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 176,966,284 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised and convertible debt was converted.

(3) This amount includes (i) 750,000 shares directly owned by McRee, (ii) 7,000,000 shares due to McRee upon exercise of vested Options, (iii) 148,076 shares due to McRee upon exercise of vested warrants, and (iv) 3,725,517 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021). The percentage of class for McRee is based on 150,254,341 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised and convertible debt was converted.

(4) This amount includes (i) 737,500 shares directly owned by Thompson, (ii) 1,051,962 shares due to Thompson upon exercise of vested Options, (iii) 55,769 shares due to Thompson upon exercise of vested warrants, and (iv) 3,129,196 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021). The percentage of class for Thompson is based on 143,617,675 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised and convertible debt was converted.

(5) This amount includes (i) 1,856,345 shares directly owned by Wheeler, (ii) 1,051,962 shares due to Wheeler upon exercise of Options, (iii) 382,692 shares due to Wheeler upon exercise of vested warrants (iv) 10,779,001 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 151,594,403 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised and convertible debt was converted.

(6) This amount includes (i) 1,780,000 shares directly owned by Epstein, (ii) 1,451,962 shares due to Epstein upon exercise of vested Options, (iii) 178,846 shares due to Epstein upon exercise of vested warrants, and (iv) 5,321,564 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021). The percentage of class for Epstein is based on 146,333,120 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised and convertible debt was converted.

(7) This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 1,051,962 shares due to Higgins upon exercise of vested Options, (v) 1,682,692 shares due to Higgins upon exercise of vested warrants, and (vi) 22,228,940 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021). The percentage of class for Higgins is based on 164,344,342shares which would be outstanding if all of Higgins’ vested Options and Warrants were exercised and convertible debt was converted.

(8) HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap (collectively, the Reporting Persons), beneficially own an aggregate of 68,871,110 shares, representing (i) 37,655,083 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021) and (ii) 5,615,384 shares that may be acquired upon exercise of Warrants. The amounts detailed above include (i) 493,269 shares due to Lightcap upon exercise of vested Warrants and (ii) 31,216,027 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2021). The percentage of class for Reporting Persons and Lightcap as an individual is based on 208,251,858 shares which would be outstanding if the Reporting Persons notes and convertible debt held by Lightcap were converted and all Warrants held by the Reporting Persons and Lightcap were exercised.

(9) This amount includes (i) 270,000 shares directly owned by White (ii) 1,401,962 shares due to White upon exercise of vested Options. The percentage of class for White is based on 140,782,710 shares which would be outstanding if all of White’s vested Options were exercised.

(10) This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 306,479,497 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2020, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the participation of certain funding activity in February and July 2018, May 2019, and February 2020 (for more detail, see NOTE 13 of the Notes to Consolidated Financial Statements attached hereto), none of our directors, officers, or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2020.

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

Promoters and Certain Control Persons

None.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2020 quarterly reviews and the annual audit for the year ended December 31, 2020 were approximately $300,000. BDO billed us approximately $280,000 for professional services rendered for the annual audit for the year ended December 31, 2019 and for quarterly review of our financial statements for 2019.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2020 rendered by BDO is approximately $50,000. BDO billed us approximately $36,000 for tax return preparation for the year ended December 31, 2019.

All Other Fees. We incurred no other fees for the years ended December 31, 2020 and 2019.

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

10.26	01/31/19	Tenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 000-54090))
10.27	02/28/19	Eleventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 4, 2019 (File No. 000-54090))
10.28	03/27/19	Eleventh Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 29, 2019 (File No. 000-54090))
10.29	03/29/19	Twelfth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019 (File No. 000-54090))
10.30	04/09/19	Fourth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.31	04/09/19	Amended and Restated Tranche One Term Note (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.32	04/29/19	Thirteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 1, 2019 (File No. 000-54090))
10.33	05/15/19	Fourteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.34	05/15/19	Twelfth Amendment to Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.35	05/15/19	Form of Twelfth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.36	05/15/19	Fifth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.37	05/15/19	Form of Tranche Three Term Note (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.38	05/15/19	Form of Tranche Three Loan Warrant (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.39	09/30/19	Fifteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on October 4, 2019 (File No. 000-54090))
10.40	11/29/19	Sixteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on December 5, 2019 (File No. 000-54090))
10.41	12/31/19	Seventeenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
10.42	12/31/19	Second Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
21.00	04/08/21	Subsidiaries of the Registrant*
31.1	04/08/21	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *

31.2	04/08/21	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). *
32.1	04/08/21	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	04/08/21	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

ITEM 16.        FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 8, 2021

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

Signature	Title	Date

/s/ Steven G. Johnson Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	April 8, 2021

/s/ Jason T. Thompson Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	April 8, 2021

/s/ Sandra K. McRee Sandra K. McRee	Chief Operating Officer	April 8, 2021

/s/ L. Allen Wheeler L. Allen Wheeler	Chairman of the Board,	April 8, 2021

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director	April 8, 2021

/s/ David R. White David R. White	Director	April 8, 2021

/s/ Steven B. Epstein Steven B. Epstein	Director	April 8, 2021

/s/ Dr. James R. Higgins Dr. James R. Higgins	Director	April 8, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Subsidiaries

CareView Communications, Inc

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc.(the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated losses since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amendments to the PDL Credit Agreement

As described in Note 13 to the consolidated financial statements, the Company has an existing credit agreement with PDL BioPharma, Inc. (“PDL Modification Agreement”). The outstanding balance arising from this obligation amounted to $20,000,000 of notes payable as of December 31, 2020. During the year ended December 31, 2020, the Company entered into five amendments to extend the due date of principal and interest payments on the PDL Modification Agreement. Management applies significant judgment in determining whether the lender has granted a concession, which affects the accounting for each amendment as either a Troubled Debt Restructuring (“TDR”) or modification.

We identified the accounting for debt modifications, specifically related to management’s assessment of the effective interest rate, as a critical audit matter. The principal considerations for our determination are the volume of amendments as well as the complexity in applying the relevant terms and provisions of each PDL Modification Agreement to the calculation of the effective interest rate. The effective interest rate as of each amendment date is the determining factor in concluding whether the lender has granted a concession in the TDR analysis. Auditing this element was especially challenging due to the volume of amendments and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

·	Utilizing personnel with specialized knowledge and skill to assist in: (i) evaluating the terms and provisions of each amendment that affect the accounting for the modification; (ii) and assessing the appropriateness of conclusions reached by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

April 8, 2021

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$357,950	$269,741
Accounts receivable	1,146,486	1,666,338
Inventory	408,450	—
Other current assets	244,307	220,464
Total current assets	2,157,193	2,156,543

Property and equipment, net	1,592,484	1,978,020

Other Assets:
Intangible assets, net	897,712	830,682
Operating lease asset	659,099	85,942
Other assets	197,121	240,700
Total other assets	1,753,932	1,157,324
Total assets	$5,503,609	$5,291,887

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$442,004	$439,851
Notes payable	20,163,786	20,363,786
Notes payable, related parties	700,000	200,000
Senior secured notes - related parties, current portion net of debt discount
and debt costs of $1,083,599 and $0, respectively	44,883,349	—
Operating lease liability	150,087	91,363
Other current liabilities	7,858,480	4,505,505
Total current liabilities	74,197,706	25,600,505

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs of $749,069, and $5,775,097, respectively	9,894,117	50,835,220
Senior secured convertible notes - related parties, net of debt discount and debt costs of $3,514,921 and $4,163,489, respectively	20,717,036	17,570,365
Senior secured convertible notes, net of debt discount and debt costs of $136,810 and $156,549, respectively	3,394,478	3,029,110
Operating lease liability	561,202	—
Total long-term liabilities	34,566,833	71,434,695
Total liabilities	108,764,539	97,035,200

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,409,372	84,244,343
Accumulated deficit	(187,809,683)	(176,127,037)
Total stockholders' deficit	(103,260,930)	(91,743,313)
Total liabilities and stockholders' deficit	$5,503,609	$5,291,887

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended
	December 31, 2020	December 31, 2019
Revenues, net	$6,461,995	$6,294,122

Operating expenses:
Network operations	2,738,120	3,033,130
General and administration	2,721,552	4,054,398
Sales and marketing	575,195	324,267
Research and development	1,708,296	1,400,325
Depreciation and amortization	597,119	720,567
Total operating expense	8,340,282	9,532,688

Operating loss	(1,828,287)	(3,238,566)

Other income and (expense)
Interest expense	(10,595,598)	(10,851,162)
Interest income	400	761
Gain on extinguishment of debt	786,889	—
Other expense	(37,917)	(61,340)
Other income	41,867	9,860
Total other income (expense)	(9,804,359)	(10,840,541)

Loss before taxes	(11,682,646)	(14,140,446)

Provision for income taxes	—	—

Net loss	$(11,682,646)	$(14,140,446)

Net loss per share	$(0.08)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	139,380,748	$139,381	$84,027,883	$(161,986,591)	$(77,819,327)

Options granted as compensation	—	—	195,657	—	195,657
Beneficial conversion features for senior secured convertible notes	—	—	6,392	—	6,392
Issuance of warrants to purchase common stock	—	—	14,411	—	14,411
Net loss	—	—	—	(14,140,446)	(14,140,446)

Balance, December 31, 2019	139,380,748	139,381	84,244,343	(176,127,037)	(91,743,313)

Options granted as compensation	—	—	156,342	—	156,342
Issuance of warrants to purchase common stock	—	—	8,687	—	8,687
Net loss	—	—	—	(11,682,646)	(11,682,646)

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	$(103,260,930)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(11,682,646)	$(14,140,446)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	531,098	666,387
Amortization of intangible assets	66,021	54,180
Bad debt recovery	—	(7,588)
Amortization of debt discount	4,552,751	4,357,463
Amortization of deferred installation costs	31,759	91,694
Amortization of deferred debt issuance and debt financing costs	57,803	815,061
Non-cash lease expense	(11,955)	—
Gain on extinguishment of debt	(786,889)	—
Interest incurred and paid in kind	2,743,734	2,673,428
Stock based compensation related to options granted	165,029	195,657
Loss on disposal of intangible assets	(2,885)	249
Write off of deferred installation costs	21,886	9,277
Changes in operating assets and liabilities:
Accounts receivable	519,852	(381,757)
Inventory	(408,450)	—
Other current assets	(23,842)	1,187,962
Other assets	16,393	167,409
Accounts payable	2,152	(69,447)
Accrued interest	3,227,058	2,937,285
Other current liabilities	131,005	6,384
Operating lease liability	58,724	—
Net cash flows used in operating activities	(791,402)	(1,436,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(142,679)	(157,988)
Payment for deferred installation costs	(26,459)	(47,472)
Patent, trademark and other intangible asset costs	(133,051)	(138,722)
Net cash flows used in investing activities	(302,189)	(344,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	100,000	50,000
Proceeds from payroll protection program loan	781,800	—
Proceeds from promissory notes	500,000	200,000
Repayment of notes payable	(200,000)	(150,000)
Net cash flows provided by financing activities	1,181,800	100,000

Increase (Decrease) in cash	88,209	(1,680,984)
Cash and cash equivalents, beginning of period	269,741	1,950,725
Cash and cash equivalents, end of period	$357,950	$269,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$150,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$46,769	$—
Beneficial conversion features for senior secured convertible notes	$—	$6,392

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

Description of Business

We provide products and on-demand application services for the healthcare industry, seeking to improve hospital communications, operational effectiveness, implement loss preventative and patient safety measures through bedside video monitoring, telemedicine services, and software applications. Our proprietary, high-speed data network system is the next generation of patient care monitoring that allows real-time bedside and point-of-care video monitoring designed to improve patient safety and overall hospital costs.

CareView Patient Safety System

Our CareView Patient Safety System® suite of video monitoring, guest services, and related applications connect patients, families and healthcare providers. CareView's secure video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device allowing the nursing staff to maintain a level of visual contact with each patient.

In addition to patient safety and security we also provide a suite of services including on-demand movies, Internet access via the patient's television, and video visits with family and friends.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CareView Connect

CareView ConnectTM Quality of Life System (“CareView Connect”), consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected. CareView's suite of products are designed for the long-term care market, including: Nursing Care, Home Care, Assisted Living and Independent Living.

During 2019, the Company was only able to enter two pilot contracts, one of which was converted into a fully executed contract in the amount of $1,464 per month in August 2019, the other remains a pilot contract.  In the fourth quarter of 2019, we wrote off the $1,131,000 CareView Connect product on hand due to the lack of recent marketability of the Connect product and our additional focus on CareView Patient Safety System sales. This loss was included in general and administrative expenses in the statement of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView and CareView Communications, Inc., a Texas corporation and CareView Operations, LLC, a Nevada limited liability company (our wholly owned subsidiaries). All inter-company balances and transactions have been eliminated in consolidation.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended December 31, 2020. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections. However, the continued shelter-in-place orders have limited our ability to install currently contracted units as well as make sales visits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "Act") was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. Refer to Note 11.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2020 and 2019, an allowance for doubtful accounts of $0 and $0, respectively, was recorded.

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

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value, and appropriate valuation adjustments are then established. See NOTE 6 for more details.

Allowance for System Removal

We would remove the CareView Patient Safety System from customer premises due to a number of factors; including, but not limited to, collection/revenue performance issues and contract expiration/non-renewal. We regularly evaluate the installed CareView Patient Safety Systems for such factors and an allowance is set up based on the estimated cost of removal. At December 31, 2020 and 2019, an allowance of $36,500 and $152,800, respectively, was recorded in other assets in the accompanying consolidated financial statements.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2020 and 2019, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2020 and 2019.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, we capitalized no additional intellectual property costs.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents and Trademarks

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with GAAP. See Fair Value of Financial Instruments, below, and NOTES 13 and 14 for further details regarding derivative activity during the years ended December 31, 2020 and 2019.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments, and they are considered Level 1 assets under the fair value hierarchy. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

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

At December 31, 2020 and 2019, we had no financial assets and liabilities reported at fair value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgement occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

We offer CareView’s services through a subscription-based with each healthcare facility for a standard term of three to five years and have determined we have one performance obligation for our services and hardware. Under the subscription-based contract, we begin to bill monthly subscription fees to the healthcare facility upon official acceptance of the CareView System by the healthcare facility which is when the service is initiated. When services begin, the customer simultaneously receives the use and benefit of that service and we recognize the revenue over time based on the service completed to date as the amount invoiced each month. The contract requires the healthcare facility to pay us the subscription fee monthly. During the term of the contract, we provide continuous monitoring of the CareView Patient Safety System and are required to maintain and service all CareView Patient Safety System equipment. If the healthcare facility requires additional services, the contract is amended accordingly. We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we incur or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations.

Under our sales-based contract model, the hardware, installation costs, and software license are billed to the facility upon receipt of hardware and at "Go Live" for installation costs and software licensing.  If the healthcare facility requires additional services or hardware, the contract is amended accordingly. The revenues related to the sales-based contract model were not material during fiscal 2020; the company is still evaluating recognition of these contracts.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the activity in these deferred installation costs during the years ended December 31, 2020 and 2019, including in other assets in the accompanying consolidated balance sheet.

	For the Years Ended December 31,
	2020	2019
Balance, beginning of period	$81,188	$134,686
Additions	26,459	47,472
Transfer to expense	(53,645)	(100,970)
Balance, end of period	$54,002	$81,188

From time to time, we enter into contracts with healthcare facilities wherein full payment of the contractual obligation is paid in advance (“PIA Contracts”). The transaction is recorded as a contract liability in our consolidated financial statements, with revenue recorded and the contract liability reduced as services are provided under the contract.

During the years ended December 31, 2020 and 2019, a total of $137,866 and $58,559, respectively, of the beginning balance of the contract liability was recognized as revenue. The table below details the activity during the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019
Balance, beginning of period	$255,398	$58,559
Additions	493,767	647,473
Transfer to revenue	(284,041)	(450,634)
Balance, end of period	$465,124	$255,398

As of December 31, 2020, future transfers to revenue are as follows:

Years Ending December 31,	Amount
2021	$331,717
2022	66,207
Thereafter	67,200
$465,124

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, except in the case of PIA Contracts as detailed above, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable is recorded when the right to consideration becomes unconditional and are reported accordingly our consolidated financial statements.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Under ASC Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 55 months. We adopted ASC Topic 824, Leases, using the cumulative effect transition method for all operating leases with an original term of 12 months or more as of January 1, 2019. The cumulative impact of the adoption of ASC Topic 842 to the consolidated balance sheet as of January 1, 2019 was as follows:

Operating Lease Asset	$236,959
Operating Lease Liability-ST	$166,955
Operating Lease Liability-LT	$83,477

The adoption of  ASC Topic 842 did not result in an adjustment to retained earnings.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 207,000,000 and 161,000,000 at December 31, 2020 and 2019, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2020 and 2019 totaled approximately $28,000 and $30,000, respectively.

Concentration of Credit Risks and Customer Data

During 2020 one customer comprised $1,179,000 or 18% of our revenue, while no other customer comprised more than 10%. During 2019 one customer comprised $1,538,000 or 25% of our revenue, while no other customer comprised more than 10%.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2019. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements may have been reclassified to conform to the current year presentation.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Our cash position at December 31, 2020 was approximately $358,000.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2020 and 2019, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2020 and 2019, we had 500,000,000 and 300,000,000 shares of Common Stock, $0.001 par value, respectively, authorized, and 139,380,748 shares of Common Stock issued and outstanding. There was no Common Stock issued during the years ended December 31, 2020 or 2019.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except certain Warrants issued to HealthCor in 2011 (the “2011 HealthCor Warrants”) as discussed in NOTE 14 and the warrants issued in connection with a private placement completed in April 2013 (“Private Placement Warrants”). The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Active Warrant Holders

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Beginning Balance	16,284,000	$0.05-$1.10	$0.49	4.9
Granted	250,000	$0.03	$0.03	9.4
Canceled	—
Balance at December 31, 2019	16,534,030	$0.03-$1.10	$0.49	4.4
Granted	1,000,000	$0.01	$0.01	9.10
Expired	—
Canceled	—
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.3

As of December 31, 2020 and 2019, we had no unamortized costs associated with capitalized Warrants.

Warrant Activity During 2020

In February 2020, we issued 1,000,000 ten-year Warrants (with a fair value of $10,000) at an exercise price of $0.01 per share to a director.

Warrant Activity During 2019

In May 2019, we issued 250,000 ten-year Warrants (with a fair value of $4,000) at an exercise price of $0.03 per share to a director.

Stock Options

Effective December 3, 2007, we established the CareView Communications, Inc. 2007 Stock Incentive Plan (“2007 Plan”) pursuant to which 8,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (“2007 Plan Option(s)”). The 2007 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2007 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. At December 31, 2020, the 2007 Plan Option to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective September 30, 2009, we established the CareView Communications, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) pursuant to which 10,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2009 Plan Option(s)”). The 2009 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers, and directors. The 2009 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2020, the 2009 Plan Option to purchase 10,000,000 shares of our Common Stock have been issued with zero remaining outstanding.

On February 25, 2015, we established the CareView Communications, Inc. 2015 Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2015 Plan Option(s)”). The 2015 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers, and directors. The 2015 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2020, the 2015 Plan Option to purchase 5,000,000 shares of our Common Stock have been issued with zero remaining outstanding.

On December 7, 2016, we established the CareView Communications, Inc. 2016 Stock Option Plan (the “2016 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2016 Plan Option(s)”). The 2016 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers, and directors. The 2016 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2020, the 2016 Plan Option to purchase 20,000,000 shares of our Common Stock have been issued with zero remaining outstanding.

On August 6, 2020, we established the CareView Communications, Inc. 2020 Stock Option Plan (the “2020 Plan”) pursuant to which 20,000,000 shares of Common Stock was reserved for issuance upon the exercise of options (“2020 Plan Option(s)”). The 2020 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers, and directors. The 2020 Plan Options vest over three years and have an exercise period of ten years from the date of issuance. As of December 31, 2020, the 2020 Plan Option to purchase 13,637,024 shares of our Common Stock have been issued with 6,362,976 remaining outstanding.

The valuation methodology used to determine the fair value of the 2007 Plan Options, 2009 Plan Options, 2015 Plan Options, 2016 Plan Options, and 2020 Plan Options, collectively, (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2019	20,524,792	$0.25	6.3	$—
Granted	21,374,991
Expired	(703,982)
Canceled	(506,833)
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Vested and Exercisable at December 31, 2020	19,478,977	$0.23	5.5	$—

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2020 and 2019 were $156,342 and $158,866, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock- based compensation expense based on actual forfeitures during each reporting period.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, total unrecognized estimated compensation expense related to non-vested Options granted was $552,501, which is expected to be recognized over a weighted- average period of 2.6 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary difference become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.  In 2020, the deferred tax valuation allowance increased by $1,649,389. In 2019, the deferred tax valuation allowance increased by $1,986,506.

At December 31, 2020, we had approximately $89,000,000 of federal net operating tax loss carryforward which begins to expire in 2028. We had approximately $20,000,000 million of state net operating losses as of December 31, 2019. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's Federal Carryforwards could be limited in the event of a change in ownership.  As of December 31, 2020, the Company has not completed an analysis as to whether or not an ownership change has occurred. We are currently subject to the general three-year state of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2018. For years to which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

The Company applies the FASB's provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.

As of December 31, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, "the CARES Act," was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expenses for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating, loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted.

The provision for income taxes consists of the following:

	2020	2019

Current:
Federal	$—	$—
State income tax, net of federal benefit	9,635	7,268
Sub-total:	9,635	7,268

Deferred:
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$9,635	$7,268

	Years Ended December 31,
	2020	2019

Expected income tax benefit at statutory rate	$(2,453,962)	$(2,969,493)
Debt discount amortization	688,950	683,911
Permanently disallowed interest	238,673	223,586
PPP loan	(164,178)
Other permanent differences	4,390	10,263
State income tax, net of federal benefit	9,635	7,268
Other reconciling items	36,738	65,227
Change in valuation account	1,649,389	1,986,506
Income tax expense (benefit)	$9,635	$7,268

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$18,588,968	$18,162,329
Accrued interest	7,450,680	6,378,719
Stock based compensation	1,298,120	1,265,290
Amortization	314,022	100,550
Depreciation	52,965	393,935
Accrued expenses	71,402	60,193
Donations	5,947	5,947
Inventory reserve	237,527	237,527
Bad debt allowance	(2)	1,591
Research and development credit carry-forward	29,084	29,084
BCF debt discount	(444,009)	(679,850)
Total deferred tax assets	27,604,704	25,955,315
Valuation allowance for deferred tax assets	(27,604,704)	(25,955,315)
Deferred tax assets, net of valuation allowance	$—	$—

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2020	2019
Inventory	$408,450	$—
TOTAL INVENTORY	$408,450	$—

Inventory is related to our new sales-based contract model launched in fiscal 2020, and the revenues associated with the 2020 sales were immaterial.

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2020	2019
Prepaid equipment	$—	$102,125
Other prepaid expenses	211,751	109,185
Other current assets	32,556	9,064
TOTAL OTHER CURRENT ASSETS	$244,307	$220,464

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019
Network equipment	$12,536,423	$12,424,248
Office equipment	229,240	207.608
Vehicles	217,004	217,004
Test equipment	204,455	197,090
Furniture	92,846	91,341
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,294,613	13,151,936
Less: accumulated depreciation	(11,702,129)	(11,173,916)
TOTAL PROPERTY AND EQUIPMENT	$1,592,484	$1,978,020

Depreciation expense for the years ended December 31, 2020 and 2019 was $531,098 and $666,387, respectively.

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,131,581	$238,625	$892,956
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,215,326	$317,614	$897,712

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,070,871	$243,702	$827,169
Other intangible assets	63,509	59,996	3,513
TOTAL INTANGIBLE ASSETS	$1,134,380	$303,698	$830,682

Other assets consist of the following:

	December 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,238,727	$54,002
Prepaid license fee	249,999	153,004	96,995
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,391,731	$197,121

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,288,156	$1,206,968	$81,188
Prepaid license fee	249,999	136,611	113,388
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,584,279	$1,343,579	$240,700

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued interest	$6,973,032	$3,751,061
Allowance for system removal	36,500	152,800
Accrued paid time off	146,342	112,176
Deferred commission	139,041	139,041
Accrued rent expense	—	18,276
Deferred revenue	465,124	255,398
Accrued taxes	10,424	29,309
Insurance Premium Financing	67,927	19,360
Other accrued liabilities	20,090	24,199
TOTAL OTHER CURRENT LIABILITIES	$7,858,480	$4,505,505

NOTE 11– COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2020, future debt payments due are as follows:

Years Ending December 31,		Total	Loan Payable	Senior Secured Convertible Notes(1)	Senior Secured Notes(2)
2021	Related Party	$46,666,949	$700,000	$—	45,966,949
	Other	20,163,786	20,163,786	—	—
2022	Related Party	10,643,186	—	—	10,643,186
	Other	—	—	—	—
2023	Related Party	—	—	—	—
	Other	—	—	—	—
2024	Related Party	11,225,690	—	11,225,690	—
	Other	—	—	—	—
Thereafter	Related Party	13,006,268	—	13,006,268	—
	Other	3,531,289	—	3,531,289	—
Total		$105,237,168	$20,863,786	$27,763,247	$56,610,135

(1)	Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $24,111,516, which represents this amount less debt discount of $3,651,731.
(2)	Senior Secured Notes are included on the accompanying consolidated financial statements as $54,777,467, which represents this amount less debt discount of $1,832,668.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The loan’s principal and accrued interest were forgivable to the extent that the Company initially qualified for the loan and the proceeds were used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over a twenty-four-week period following the loan date.

As the legal form of the Promissory Note was a debt obligation, the Company accounted for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a liability of $781,800 in the consolidated balance sheet upon receipt of the loan proceeds.

The Company applied for forgiveness, and on November 20, 2020, we received confirmation from our bank that the Promissory Note was forgiven by the SBA. The loan balance plus accrued interest of $786,889 was recorded as a gain on extinguishment of debt in the December 31, 2020 consolidated statement of operations.

The SBA has created an audit safe harbor for any PPP loan borrower that, together with its affiliates, received PPP loans with an original amount of less than $2 million. The safe harbor is designed to protect a small borrower from a PPP audit based on its good faith certification.  However, the government may still decide to audit a PPP loan for other purposes, such as possible misuse of PPP funds. The Company has not been notified of an audit nor does it expect to be audited by the SBA.

NOTE 12– LEASE

Operating Lease

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the twelve months ended December 31, 2020 and 2019 was $295,692 and $263,664, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2020
Assets
Operating lease asset	$659,099
Total lease asset	$659,099

Liabilities
Current liabilities:
Operating lease liability	$150,087

Long-term liabilities:
Operating lease liability, net of current portion	$561,202
Total lease liability	$711,289

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2020, for the following five fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
2021	$202,310
2022	208,379
2023	214,631
2024	221,069
2025 and thereafter	150,679
Total minimum lease payments	997,068
Less effects of discounting	(285,779)
Present value of future minimum lease payments	$711,289

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for twelve months ending December 31, 2020:

Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$46,769

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13– AGREEMENT WITH PDL BIOPHARMA, INC.

On June 26, 2015, we entered into a Credit Agreement (as subsequently amended) with PDL BioPharma, Inc. ("PDL"), as administrative agent and lender ("the Lender") (the "PDL Credit Agreement"). Under the PDL Credit Agreement the Lender made available to us up to $40 million in two tranches of $20 million each. Tranche One was funded on October 8, 2015 (the "Tranche One Loan"). Pursuant to the terms of the PDL Credit Agreement and having not met the Tranche Two Milestones by July 26, 2017, the Tranche Two funding was terminated in full.

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

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2020, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-First Amendment to Modification Agreement (the “Twenty- First Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until November 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-First Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

On November 30, 2020, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Second Amendment to Modification Agreement (the “Twenty-Second Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until January 31, 2021 (the end of the extended Modification Period) and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-Second Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

On January 31, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Third Amendment to Modification Agreement (the “Twenty- Third Modification Agreement Amendment”). See NOTE 16 for more details.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of December 31, 2019, the Amended PDL Warrant has not been exercised.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company and Lender entered into eight amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. During the year ended December 31, 2020, the Company and Lender entered into four amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments qualified for modification accounting, while the final fifteen qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the years ended December 31, 2020 and 2019, pursuant to the terms of the PDL Modification Agreement, as amended, $3,100,000 and $3,773,673, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

The Tranche Three Warrant issued with the Fifth PDL Credit Agreement Amendment did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Tranche Three Loan Warrant was $3,704 and was recorded as interest expense at December 31, 2019.

NOTE 14 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, the accrual of interest has been suspended after September 30, 2018. From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable. Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and non-assessable shares of our Common Stock has been eliminated.  The warrants issued with this Note were cancelled with the Ninth-Amendment dated July 10, 2018.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2012, we entered the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the 2012 HealthCor Notes. The 2012 HealthCor Notes have a maturity date of January 30, 2022.

On January 16, 2014, we entered a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively the ‘‘2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024.

On December 4, 2014, we entered into a Fifth Amendment to the HealthCor Purchase Agreement (the “Fifth Amendment”) with HealthCor and certain additional investors (such additional investors, the “2015 Investors” and, collectively with HealthCor, the “Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $6,000,000,with a conversion price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 3,692,308 shares of our Common Stock at an exercise price per share of $0.52 (subject to adjustment as described therein) (the “Fifth Amendment Warrants”). As provided by the Fifth Amendment, the Fifth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the Fifth Amendment Notes. The Fifth Amendment Notes have a maturity date of February 16, 2025.

On February 23, 2018, we entered into an Eighth Amendment to the HealthCor Purchase Agreement (the “Eighth Amendment”) with HealthCor, the 2015 Investors and certain investors (such additional investors, the “February 2018 Investors”) and agreed to sell and issue (i) additional notes in the initial aggregate principal amount of $2,050,000,with a conversion price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Notes”) and (ii) additional Warrants for an aggregate of up to 512,500 shares of our Common Stock at an exercise price per share of $0.05 (subject to adjustment as described therein) (the “Eighth Amendment Warrants”). As provided by the Eighth Amendment, the Eighth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the Eighth Amendment Notes. The Eighth Amendment Notes have a maturity date of February 22, 2028.

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

On July 13, 2018, we entered into the Tenth Amendment to the HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors and certain investors (all of which are directors of the Company) (such additional investors, the “July 2018 Investors”), pursuant to which we sold and issued convertible secured promissory notes for an aggregate of $1,000,000 to the July 2018 Investors with a conversion price per share equal to $0.05 (subject to adjustment as described therein) (the “Tenth Amendment Notes”). As provided by the Tenth Amendment, the Tenth Amendment Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the Tenth Amendment Notes. The Tenth Amendment Notes have a maturity date of July 12, 2028.

On May 15, 2019, we entered into the Twelfth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, and an investor (a member of our board of directors) (such additional investor, the “2019 Investor”), pursuant to which we sold and issued a convertible secured promissory note for $50,000 to the 2019 Investor with a conversion price per share equal to $0.03 (subject to adjustment as described therein) (the “Twelfth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Twelfth Amendment Note. The Twelfth Amendment Note has a maturity date of May 15, 2029. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of December 31, 2020, the underlying shares of our Common Stock related to the Twelfth Amendment Note totaled approximately 2,000,000 to the 2019 Investor.

On February 6, 2020, we entered into the Thirteenth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and an investor (a member of our board of directors) (such additional investor, the “February 2020 Investor”), pursuant to which (i) we sold and issued a convertible secured promissory note for $100,000 to the February 2020 Investor with a conversion price per share equal to $0.01 (subject to adjustment as described therein) (the “Thirteenth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to take into account the timing of the issuance of the Thirteenth Amendment Note. The Thirteenth Amendment Note has a maturity date of February 5, 2030. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes. As of December 31, 2020, the underlying shares of our Common Stock related to the Thirteenth Amendment Note totaled approximately 11,200,000 to the 2020 Investor.

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

Underlying Shares
Investor Group	of Common Stock
2014 Healthcor Notes	28,064,226
2015 Investors	19,388,598
2015 Healthcor Notes	3,877,721
February 2018 Investors	58,234,786
July 2018 Investors	27,090,063
2019 Investor	2,036,258
February 2020 Investor	11,174,105
Total	149,865,756

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $4,403,770 and $4,413,123 in interest for the years ended December 31, 2020 and 2019, respectively, related to these transactions. For the years ended December 31, 2020 and 2019, we recorded $2,743,735 and $1,178,322, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the years ended December 31, 2020 and 2019, we recorded a BCF of $0 and $6,390, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $157,668 and $34,672 in interest for the years ended December 31, 2020 and 2019, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrants was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $57,803 and $57,803 in interest expense for the years ended December 31, 2020 and 2019, respectively. The Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Eighth Amendment Warrants was $10,707, which was recorded as interest expense at December 31, 2019.

   CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – JOINT VENTURE AGREEMENT

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

On December 31, 2020, the Company and Rockwell entered a Fifth Amendment to the Rockwell Note (the “Fifth Rockwell Note Amendment”), pursuant to which Rockwell agreed (i) to extend the term of the Promissory Note by one (1) year and continue the quarterly principal payments through September 30, 2021 with the final balloon payment due on December 31, 2021 and (ii) that the quarterly principal payment that would otherwise be due on December 31, 2020 will not be required to be made until the final balloon payment due date. We have evaluated the Fourth Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

CAREVIEW COMMUNICATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

On January 31, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Third Amendment to Modification Agreement (the “Twenty- Third Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and May 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 from January 31, 2021 until May 31, 2021 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred from January 31, 2021 until May 31, 2021, and that such deferrals would be a Covered Event.