Form 10-Q
period 2021-03-31
CareView Communications Inc
filed 2021-05-24
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 24, 2021 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	December 31,
	(unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$355,439	$357,950
Accounts receivable	1,150,904	1,146,486
Inventory	384,367	408,450
Other current assets	110,073	244,307
Total current assets	2,000,783	2,157,193

Property and equipment, net	1,442,582	1,592,484

Other Assets:
Intangible assets, net	884,794	897,712
Operating lease asset	634,507	659,099
Other assets, net	183,580	197,121
Total other assets	1,702,881	1,753,932
Total assets	$5,146,247	$5,503,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$112,792	$442,004
Notes payable	20,113,786	20,163,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $0 and $1,083,599, respectively	—	44,883,349
Operating lease liability	153,143	150,087
Other current liabilities	8,435,671	7,858,480
Total current liabilities	29,515,392	74,197,706

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs of $855,307 and $795,505, respectively	55,763,028	9,883,681
Senior secured convertible notes - related parties; net of debt discount and debt costs of $3,167,203 and $3,347,946, respectively	21,689,209	20,884,011
Senior secured convertible notes, net of debt discount and debt costs of $280,888 and $293,349, respectively	3,339,579	3,237,939
Operating lease liability	534,342	561,202
Total long-term liabilities	81,326,158	34,566,833
Total liabilities	110,841,550	108,764,539

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,462,250	84,409,372
Accumulated deficit	(190,296,934)	(187,809,683)
Total stockholders’ deficit	(105,695,303)	(103,260,930)
Total liabilities and stockholders’ deficit	$5,146,247	$5,503,609

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues, net	$2,321,085	$1,712,856

Operating expenses:
Network operations	721,568	722,897
General and administration	723,742	712,773
Sales and marketing	100,599	122,084
Research and development	386,080	375,063
Depreciation and amortization	162,820	177,015
Total operating expense	2,094,809	2,109,832

Operating income / (loss)	226,276	(396,976)

Other income and (expense)
Interest expense	(2,713,846)	(2,549,014)
Interest income	50	137
Other income	269	1,440
Total other income (expense)	(2,713,527)	(2,547,437)

Loss before taxes	(2,487,251)	(2,944,413)

Provision for income taxes	—	—

Net loss	$(2,487,251)	$(2,944,413)

Net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic, and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	(91,743,313)
Options granted as compensation	—	—	17,342	—	17,342
Issuance of warrants to purchase common stock	—	—	8,687	—	8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	$139,381	$84,270,372	$(179,071,450)	$(94,661,697)

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	$139,381	$84,462,250	$(190,296,934)	$(105,695,303)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,487,251)	$(2,944,413)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	149,902	162,586
Amortization of intangible assets	12,918	14,429
Amortization of debt discount	1,166,558	1,062,037
Amortization of deferred installation costs	9,442	11,527
Amortization of deferred debt issuance and debt financing costs	14,451	—
Non-cash lease expense	788	46,832
Interest incurred and paid in kind	721,825	686,927
Stock based compensation related to options granted	52,878	17,342
Loss on disposal of intangible assets	—	2,754
Write off of deferred installation costs	—	21,886
Changes in operating assets and liabilities:
Accounts receivable	(4,418)	100,341
Inventory	24,086	—
Other current assets	134,233	46,849
Other assets	4,098	4,098
Accounts payable	(329,212)	(97,182)
Accrued Interest	809,200	799,463
Other current liabilities	(232,009)	(55,731)
Net cash flows provided by (used in) operating activities	47,489	(120,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(12,402)
Payment for deferred installation costs	—	(8,128)
Patent, trademark, and other intangible asset costs	—	(89,626)
Net cash flows provided by (used by) investing activities	—	(110,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	—	100,000
Proceeds from promissory notes	—	500,000
Repayment of notes payable	(50,000)	(50,000)
Net cash flows provided by (used in) financing activities	(50,000)	550,000

Increase (decrease) in cash	(2,511)	319,589
Cash, cash equivalents and restricted cash, beginning of period	357,950	269,741
Cash, cash equivalents and restricted cash, end of period	$355,439	$589,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$—	$690,658

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 8, 2021.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended March 31, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections. However, the continued shelter-in place orders have limited our ability to install currently contracted units as well as make sales visits.

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

Revenue Recognition

We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations.  Performance obligations that are not distinct at contract inception are combined.

Customer contract fulfillment typically involves multiple procurement promises which may include various equipment, software subscription, project-related installation and training services, and support.  We allocate the transaction price to each performance obligations based on estimated relative standalone selling price.  Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer an in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

Generally, we recognize revenue under ASC Topic 606 for each of our performance obligations as follows:

  Equipment packages – We recognize equipment revenues when control of the devices has transferred to the client (“point in time”).
  Software bundle and related services – We recognize our software subscription, installation, training, and other services on a straight-line basis over the contracted hosting period (“over time”).

Revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following presents revenues disaggregated by our business models:

	Three Months Ended March 31,
	2021	2020
Sales-based contract revenue
Equipment package, net (point in time)	$979,977	$—
Software bundle (over time)	34,864	—
Total sales-based contract revenue, net	1,014,840	—

Subscription-based lease revenue, net	1,306,245	1,712,856
Revenue, net	$2,321,085	$1,712,856

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

Our subscription-based contracts payment arrangements are required to be paid monthly which are recognized into revenue when received.  Some customers chose to pay their subscription fee in advance.  Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities.  These amounts are recorded as “Deferred revenue” in our condensed consolidated balance sheet and recognized into revenues over time.

Our sales-based contract payment arrangements with our customers typically include an initial equipment payment due upon signing of the contract and subsequent payments when certain performance obligations are completed.  Customer payments received in advance of satisfaction of related performance obligations are deferred as contract liabilities.  These amounts are recorded as “Deferred revenue” in our condensed consolidated balance sheet and recognized into revenues as either a point in time or over time.

During the three months ended March 31, 2021 and 2020, a total of $67,165 and $49,868, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$238,263	$255,398
Additions	69,923	165,212
Transfer to revenue	(78,819)	(107,918)
Balance, end of period	$229,367	$312,692

During the three months ended March 31, 2021 and 2020, a total of $166,880 and $0, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$226,861	$—
Additions	939,028	—
Transfer to revenue	(1,014,841)	—
Balance, end of period	$151,048	$—

As of March 31, 2021, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied is approximately $380,000 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2021	$246,188
2022	110,548
2023	23,679
$380,415

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the years ended March 31, 2021 and 2020, including in other assets in the accompanying consolidated balance sheet.

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$54,002	$81,188
Additions	—	8,128
Transfer to expense	(9,442)	(33,413)
Balance, end of period	$44,560	$55,903

Significant Judgements When Applying Topic 606

Contracts with our customers are typically structured similarly and include various combinations of our products, software solutions, and related services. Determining whether the various contract promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Contract transaction price is allocated to distinct performance obligations using estimated standalone selling price. We determine standalone selling price maximizing observable inputs such as standalone sales, competitor standalone sales, or substantive renewal prices charged to customers when they exist.  In instances where standalone selling price is not observable, we utilize an estimate of standalone selling price. Such estimates are derived from various methods that include cost plus margin, and historical pricing practices. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.

Contract modifications occur when we and our customers agree to modify existing customer contracts to change the scope or price (or both) of the contract or when a customer terminates some, or all, of the existing services provided by us. When a contract modification occurs, it requires us to exercise judgment to determine if the modification should be accounted for as a separate contract, the termination of the original contract and creation of a new contract, a cumulative catch-up adjustment to the original contract, or a combination.

Contracts with our customers include a limited warranty on our products covering materials, workmanship, or design for the duration of contract.  We do not offer paid additional extended or lifetime warranty packages.  We determined the limited warranty in our contract is not a distinct performance obligation.  We do not believe our estimates of warranty costs to be significant to our determination of revenue recognition and, therefore, did not reserve for warranty costs.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 211,000,000 and 174,000,000 at March 31, 2021 and 2020, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 24, 2022.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both on a sales-based and subscription-based business model such as dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2021, the Company had an accumulated deficit of approximately $190,300,000, income from operations of approximately $226,000, net cash provided by operating activities of $47,000, and an ending cash balance of $355,439.

As of March 31, 2021 and 2020, the Company had cash and a working capital deficit of approximately $27,600,000 consisting primarily of notes payables.  Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As of the date of this quarterly filing, the Company modified its 2011 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes currently classified as long-term liabilities that were due April 20, 2021, for a total of approximately $46,000,000 and 2012 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes classified as long-term liabilities due January 31, 2022, for a total of approximately $10,600,000 to extend the due dates to April 20, 2022.  See NOTE 11 and 15 for more details.

Management continues to monitor the immediate and future cash flows needs of the company in a variety of ways which include forecasted net cash flows from operations, capital expenditure control, new inventory orders, debt modifications, increases sales outreach, streamlining and controlling general and administrative costs, competitive industry pricing, sale of equities, debt conversions, new product or services offerings, and new business partnerships.

The Company's net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through May 24, 2022. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants (except Warrants issued to HealthCor in 2011 (the “2011 HealthCor Warrants”) as discussed in NOTE 11 and the warrants issued in connection with a private placement completed in April 2013 (“Private Placement Warrants”). The Black-Scholes Model requires the use of several assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.0
Granted	—
Expired	—
Canceled	—
Balance at March 31, 2021	16,050,458	$0.01-$0.53	$0.76	4.0

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2021, 174,000 Options to purchase our Common Stock (the “Option(s)”) were granted having a with a fair value of $12,725 and exercise prices of $0.05-$0.22 per share. During the three months ended March 31, 2021, Options totaling 20,000 expired and 214,991 Options were canceled.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Granted	174,000
Expired	(20,000)
Canceled	(214,991)
Balance at March 31, 2021	40,627,977	0.12	7.4	$5,423,325
Vested and Exercisable at March 31, 2021	19,344,644	0.22	5.3	$1,589,490

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2021 and 2020 ($52,878 and $17,342, respectively) is based over the awards' vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2021, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $509,551, which is expected to be recognized over a weighted-average period of 2.3 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid expenses	$22,184	$—
Other prepaid expenses	87,338	211,751
Other current assets	551	32,556
TOTAL OTHER CURRENT ASSETS	$110,073	$244,307

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31, 2021	December 31, 2020
Inventory Asset	$384,367	$408,450
TOTAL INVENTORY	$384,367	$408,450

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Network equipment	$12,536,424	$12,536,424
Office equipment	229,240	229,240
Vehicles	217,004	217,004
Test equipment	204,455	204,455
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
TOTAL PROPERTY AND EQUIPMENT	13,294,614	13,294,614
Less: accumulated depreciation	(11,852,032)	(11,702,130)
TOTAL PROPERTY AND EQUIPMENT, NET	$1,442,582	$1,592,484

Depreciation expense for the three months ended March 31, 2021 and 2020 was $149,902 and $162,586, respectively.

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,128,886	$248,848	$880,038
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,212,631	$327,837	$884,794

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,131,581	$238,625	$892,956
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,215,326	317,614	$897,712

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,248,169	$44,560
Prepaid license fee	249,999	157,103	92,896
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,405,272	$183,580

	December 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,238,727	$54,002
Prepaid license fee	249,999	153,004	96,995
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,391,731	$197,121

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued interest	$7,620,337	$6,843,290
Accrued interest, related parties	161,894	129,742
Allowance for system removal	36,500	36,500
Accrued paid time off	89,934	146,342
Deferred officer compensation (1)	139,041	139,041
Deferred revenue	380,415	465,124
Accrued taxes (other than income taxes)	7,550	10,424
Insurance premium financing (2)	—	67,927
Other accrued liabilities	—	20,090
TOTAL OTHER CURRENT LIABILITIES	$8,435,671	$7,858,480

                 _________________________________________

                (1)  Salary for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

                (2)  Renewal of directors and officer's insurance.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2021 because of losses recorded during the three months ended March 31, 2021 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of March 31, 2021, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the three months ended March 31, 2021 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible and amortization expense.

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

On May 15, 2019, the Company, the Lender, Steven G. Johnson (our Chief Executive Officer, President, Secretary and Treasurer), individually, and Dr. James R. Higgins (a member of our board of directors), individually (Mr. Johnson and Dr. Higgins, collectively, the “Tranche Three Lenders”) entered into a Fifth Amendment to the PDL Credit Agreement (the “Fifth PDL Credit Agreement Amendment”), pursuant to which the parties agreed to amend the PDL Credit Agreement to, among other things, (i) provide for a new tranche of term loan in the aggregate principal amount of $200,000, from the Tranche Three Lenders, with a maturity date of October 7, 2020 and bearing interest at the rate of 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended) (the “Tranche Three Loan”); (ii) increase the interest rate for outstanding borrowings under the Amended Tranche One Loan from 13.5% per annum to 15.5% per annum, payable quarterly in arrears (subject to the terms of the PDL Modification Agreement, as amended), effective May 15, 2019,; and (iii) provide for the issuance of the Twelfth Amendment Note, pursuant to the terms of the Twelfth Amendment to the HealthCor Agreement (see NOTE 11 for details). Under the accounting standards, we determined that the restructuring of the Tranche One Loan resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. Also on May 15, 2019, upon the execution of the Fifth PDL Credit Agreement Amendment, (i) the Company sold and issued the Tranche Three Lenders term notes in the aggregate principal amount of $200,000, payable in accordance with the terms of the PDL Credit Agreement (the “Tranche Three Loans”), $150,000 from Mr. Johnson and $50,000 from Dr. Higgins, and (ii) the Company issued a warrant for the purchase of 250,000 shares of Common Stock, with an exercise price per share equal to $0.03 (subject to adjustment as described therein) and an expiration date of May 15, 2029 (the “Tranche Three Loan Warrant”), to Dr. Higgins in connection with his Tranche Three Loan. Mr. Johnson declined to be issued a Tranche Three Loan Warrant.

On May 15, 2019 the Company and the Lender entered into the Fourteenth Amendment to the PDL Modification Agreement (the “Fourteenth Amendment to the PDL Modification Agreement”), pursuant to which, in connection with the Twelfth Amendment to the HealthCor Purchase Agreement (see NOTE 11 for further details) and the Fifth Amendment to the PDL Credit Agreement, the parties agreed to amend the PDL Modification Agreement, as previously amended, to provide that (A) the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2019 (with each such date permitted to be extended by the Lender in its sole discretion); (B) the Borrower could satisfy its obligations under the PDL Modification Agreement, as amended, to obtain financing by obtaining (a) at least $2,050,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to February 23, 2018 and (b) an additional (i) $1,000,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to July 13, 2018 and (ii) $250,000 in net cash proceeds from the issuance of Capital Stock (other than Disqualified Capital Stock) or Debt on or prior to May 15, 2019 (resulting in aggregate net cash proceeds of at least $3,300,000); (C) the Liquidity required during the Modification Period would be lowered to $0 from $750,000; and (D) the Company’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019 and June 30, 2019 would be deferred until September 30, 2019 (the end of the extended Modification Period) and that such deferrals would be a Covered Event.

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

On January 31, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Third Amendment to Modification Agreement (the “Twenty-Third Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until May 31, 2021 (the end of the extended Modification Period) and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-Third Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of March 31, 2021, the Amended PDL Warrant has not been exercised.

As of March 31, 2021, the Company and Lender had entered into twenty-three amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final thirteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the three months ended March 31, 2021 and 2020, pursuant to the terms of the PDL Modification Agreement, as amended, $775,000 and $775,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016 through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, the accrual of interest has been suspended after September 30, 2018. From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable. Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and nonassessable shares of our Common Stock has been eliminated. The warrants issued with this Note were cancelled with the Ninth-Amendment dated July 10, 2018.

On January 31, 2012, we entered the Second Amendment to the HealthCor Purchase Agreement with HealthCor (the “Second Amendment”) amending the HealthCor Purchase Agreement and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000, respectively (collectively the “2012 HealthCor Notes”). As provided by the Second Amendment, the 2012 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the 2012 HealthCor Notes. On April 20, 2021, we entered the Fourteenth Amendment to Note and Warrant Purchase Agreement ("Fourteenth Amendment") with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor, and the February 2020 Investor amending the 2011 HealthCor Notes and 2012 HealthCor notes. See NOTE 15.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2014, we entered a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively "the 2014 HealthCor Notes’’). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024.

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

On February 6, 2020, we entered into the Thirteenth Amendment to HealthCor Purchase Agreement with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor and an investor (a member of our board of directors) (such additional investor, the “February 2020 Investor”), pursuant to which (i) we sold and issued a convertible secured promissory note for $100,000 to the February 2020 Investor with a conversion price per share equal to $0.01 (subject to adjustment as described therein) (the “Thirteenth Amendment Note”). As provided by the Twelfth Amendment, the Twelfth Amendment Note is in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the Thirteenth Amendment Note. The Thirteenth Amendment Note has a maturity date of February 5, 2030. In addition, the provisions regarding interest payments, interest acceleration, optional conversion, negative covenants, and events of default, preemptive rights and registration rights are the same as those of the 2011 HealthCor Notes.

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

On April 20, 2021, we entered the Fourteenth Amendment to HealthCor Purchase Agreement with HealthCor to extend the 2011 Notes maturity date from April 20, 2021 to April 20, 2022 and extending the 2012 Notes from January 31, 2022 to April 20, 2022.

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock

2014 HealthCor Notes	28,765,831
2015 Investors	19,873,313
2015 HealthCor Notes	3,974,664
February 2018 Investors	60,054,623
July 2018 Investors	27,936,628
2019 Investor	2,099,891
February 2020 Investor	11,523,296
TOTAL	154,228,246

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind ("PIK") since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,166,558 and $1,062,037 in interest for the three months ended March 31, 2021 and 2020, respectively, related to these transactions. For the three months ended March 31, 2021 and 2020, we recorded $721,825 and $686,927, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the three months ended March 31, 2021 and 2020, we recorded a BCF of $0 and $0, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Warrants were issued with the Fifth Amendment Notes, the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Fifth Amendment Warrants was $1,093,105, which was recorded as debt discount with the credit to additional paid in capital. We recorded an aggregate of $50,410 and $31,636 in interest for the three months ended, respectively, related to the Fifth Amendment Notes and Fifth Amendment Warrants. The Sixth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity. The value allocated to the Ninth Amendment Warrants was $378,000, which was recorded as debt costs with the credit to additional paid in capital. We recorded an aggregate of $14,451 and $14,451 in interest expense for the three months ended March 31, 2021 and 2020, respectively. The Eighth Amendment Warrants also did not contain features requiring liability accounting and were recorded at fair value on the date of issuance with the offsetting credit recorded in equity.

NOTE 12 – JOINT VENTURE AGREEMENT

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

The SBA has created an audit safe harbor for any PPP loan borrower that, together with its affiliates, received PPP loans with an original amount of less than $2 million. The safe harbor is designed to protect a small borrower from a PPP audit based on its good faith certification. However, the government may still decide to audit a PPP loan for other purposes, such as possible misuse of PPP funds. The Company has not been notified of an audit by the SBA.

NOTE 14 -- LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 18 months. We adopted ASC 842 under the modified retrospective transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASC 842 to the condensed consolidated balance sheet as of March 31, 2021 was as follows:

Operating Lease Asset	$634,507
Operating Lease Liability-ST	$153,143
Operating Lease Liability-LT	$534,342

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended March 31, 2021 and 2020 was $72,684 and $78,369, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of March 31, 2021
Assets
Operating lease asset	$634,507
Total lease asset	$634,507

Liabilities
Current liabilities:
Operating lease liability	$153,143
Long-term liabilities:
Operating lease liability, net of
current portion	534,342
Total lease liability	$687,485

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2021, for the following five fiscal years and thereafter as follows:

Quarter ending March 31, 2021	Operating Leases
Remaining 2021	$152,480
2022	208,379
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	947,238
Less effects of discounting	(259,753)
Present value of future minimum lease payments	$687,485

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$788

NOTE 15 – SUBSEQUENT EVENTS

On April 20, 2021, we entered the Fourteenth Amendment to Note and Warrant Purchase Agreement (“Fourteenth-Amendment”) with HealthCor, the 2015 Investors, the February 2018 Investors, the July 2018 Investors, the 2019 Investor, and the February 2020 Investor amending the 2011 HealthCor Notes and 2012 HealthCor Notes. As provided by the Fourteenth-Amendment, the 2011 HealthCor Notes and 2012 HealthCor Notes are in substantially the same form with changes to the “Issuance Date,” “Maturity Date,” and other terms to consider the timing of the issuance of the 2011 HealthCor Notes and 2012 HealthCor Notes. Both the 2011 HealthCor Notes and the 2012 HealthCor Notes have been amended to reflect a maturity date of April 20, 2022. We also issued Warrants to HealthCor Partners and HealthCor Hybrid for the purchase of an aggregate of up to 931,600 and 1,068,400 shares, respectively, of our Common Stock at an exercise price of $0.23 per share (collectively the “2021 HealthCor Warrants”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021, including the audited consolidated financial statements and notes included therein as of and for the three months ended March 31, 2021. The reported results will not necessarily reflect future results of operations or financial condition.

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

Company Overview

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patient, staff, and hospital leadership. With installations in more than 150 hospitals across the United States, CareView has proven that its innovative technology is creating a culture of patient safety and sitter costs reduction. Anchored by the CareView Patient Safety System, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended March 31, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections. However, the continued shelter-in place orders have limited our ability to install currently contracted units as well as make sales visits.

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

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non- transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

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

With the introduction of our updated technology, CareView has also aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView now sells its proprietary equipment to facilities in lieu of lending the equipment as was done under the previous contract model. In doing so, the facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until end of the contract. The shift in our new contracting model will have an immediate impact on the company’s operations resulting in greater cash flow within 30 days of contract signing. In addition, the new contracting model will provide higher current revenue and recurring revenue.

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

Purchasing Agreement with Decisive Point Consulting Group, LLC

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

Summary of Product and Service Usage

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our recently implemented sales-based contract model. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. During the period ended March 31, 2021, the Company executed several new sales-based contracts with an aggregated contract sales price of approximately $940,000, in addition to the $1,800,000 contract executed in late 2020.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three months ended March 31,
	2021	2020	Change
	(000’s)
Revenue	$2,321	$1,713	$608
Operating expenses	2,095	2,110	(15)
Operating income	226	(397)	623
Other, net	(2,714)	(2,547)	(166)
Net loss	$(2,487)	$(2,944)	$457

Revenue

Revenue increased approximately $608,000 for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in revenue is mainly a result of increase in sales of our new Gen5 equipment.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2021	2020
Human resource costs, including benefits and non-cash compensation	57%	50%
Professional and consulting costs	12%	12%
Depreciation and amortization	8%	8%
Other product deployment costs, excluding human resources and
travel and entertainment costs	6%	6%
Travel and entertainment expense	2%	5%
Other expenses	15%	19%

Operating expenses decreased by a net 1% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$144
Depreciation and amortization	(6)
Other product deployment costs, excluding human resources and
travel and entertainment expense	(7)
Professional and consulting costs	(13)
Travel and entertainment expense	(55)
Other expenses	(78)
$(15)

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $144,000 due to sales commissions paid on new Gen5 product sales and additional sales staff being added during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Depreciation and amortization expense decreased by $6,000 due to certain assets becoming fully depreciated. Other product development costs decreased approximately $7,000 due to a decrease in product deployment and related general and administrative costs. Professional and consulting fees decreased approximately $13,000, due to decreased legal and consulting fees. Travel and entertainment expense decreased approximately $55,000 due to lower technician travels. For the comparable periods, other expenses decreased approximately $79,000, primarily a result of lower Gen5 marketing and website costs, and research and development costs.

Other, net

Other non-operating income and expense increased by approximately $166,000, or 6.5%, for the three months ended March 31, 2021 in comparison to the same period in 2020, primarily because of an increase in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our first quarter 2021 net loss of approximately $2,487,000 decreased approximately $457,000, or 15.5%, as compared to approximately $2,944,000 net loss for the first quarter of 2020.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 24, 2022.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both on a sales-based and subscription-based business model such as dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2021, the Company had an accumulated deficit of approximately $190,300,000, income from operations of approximately $226,000, net cash provided by operating activities of $47,000, and an ending cash balance of $355,439.

As of March 31, 2021, the Company had cash and a working capital deficit of approximately $27,500,000 consisting primarily of notes payables. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As of the date of this quarterly filing, the Company modified its 2011 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes currently classified as long-term liabilities that were due April 20, 2021, for a total of approximately $46,000,000 and 2012 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes classified as long-term liabilities due January 31, 2022, for a total of approximately $10,600,000 to extend the due dates to April 20, 2022. See NOTE 11 and 15 for more details.

Management continues to monitor the immediate and future cash flows needs of the company in a variety of ways which include forecasted net cash flows from operations, capital expenditure control, new inventory orders, debt modifications, increases sales outreach, streamlining and controlling general and administrative costs, competitive industry pricing, sale of equities, debt conversions, new product or services offerings, and new business partnerships.

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern through May 24, 2022. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on April 8, 2021 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2021, with the exception of revenue recognition for our Gen 5 sales-based model product which is now recognized.

Recently Issued and Newly Adopted Accounting Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Recent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended March 31, 2021 due to the existence of the following material weaknesses:

(i) Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight. Specifically, the accounting manager had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports. To remediate this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company,

(ii) It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP accounting for certain complex transactions due to a lack of technical expertise. Specifically, related to the recording of revenues, debt, income taxes, and other complex financial transactions. To remediate this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the preparation of accounting for and reporting of these complex transactions. The Company has hired a Certified Public Accountant to have oversight of these transactions.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	05/24/21	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/24/21	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	05/24/21	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 24, 2021

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer