Form 10-Q
period 2021-06-30
CareView Communications Inc
filed 2021-08-16
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 16 , 2021 was 139,380,748.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$427,576	$357,950
Accounts receivable	976,276	1,146,486
Inventory	410,885	408,450
Other current assets	382,997	244,307
Total current assets	2,197,734	2,157,193

Property and equipment, net	1,338,506	1,592,484

Other Assets:
Intangible assets, net	885,070	897,712
Operating lease asset	609,022	659,099
Other assets, net	172,418	197,121
Total other assets	1,666,510	1,753,932
Total assets	$5,202,750	$5,503,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$243,535	$442,004
Notes payable	20,063,786	20,163,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs
of $759,308 and $1,083,599, respectively	55,850,826	44,883,349
Operating lease liability	156,349	150,087
Other current liabilities	9,918,748	7,858,480
Total current liabilities	86,933,244	74,197,706

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs	—	9,894,117
of $0 and $749,069, respectively
Senior secured convertible notes - related parties; net of debt discount and debt costs
of $2,979,569 and $3,514,921, respectively	22,559,776	20,717,036
Senior secured convertible notes, net of debt discount and debt costs of
$293,349 and $136,810, respectively	3,444,017	3,394,478
Operating lease liability	506,440	561,202
Total long-term liabilities	26,510,233	34,566,833
Total liabilities	113,443,477	108,764,539

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized;	—	—
no shares issued and outstanding
Common stock - par value $0.001; 500,000,000 shares authorized;	139,381	139,381
139,380,748 issued and outstanding
Additional paid in capital	84,936,855	84,409,372
Accumulated deficit	(193,316,963)	(187,809,683)
Total stockholders' deficit	(108,240,727)	(103,260,930)
Total Liabilities and stockholder's deficit	$5,202,750	$5,503,609

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues, net	$1,545,132	$1,677,813	$3,866,216	$3,390,669

Operating expenses:
Network operations	671,678	721,673	1,393,245	1,444,570
General and administration	903,365	680,457	1,627,108	1,393,230
Sales and marketing	135,736	51,309	236,334	173,393
Research and development	401,255	425,932	787,335	800,995
Depreciation and amortization	162,393	174,156	325,213	351,171
Total operating expenses	2,274,427	2,053,527	4,369,235	4,163,359

Operating income (loss)	(729,295)	(375,714)	(503,019)	(772,690)

Other income and (expense)
Interest expense	(2,289,454)	(2,699,799)	(5,003,301)	(5,248,813)
Interest income	57	145	106	(282)
Other income	(1,333)	270	(1,063)	1,710
Total other income (expense)	(2,290,730)	(2,699,384)	(5,004,258)	(5,246,821)

Loss before taxes	(3,020,025)	(3,075,098)	(5,507,277)	(6,019,511)

Provision for income taxes	—	—	—	—

Net Loss	$(3,020,025)	$(3,075,098)	$(5,507,277)	$(6,019,511)

Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common
shares outstanding, basic, and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	(91,743,313)
Options granted as compensation	—	—	17,342	—	17,342
Warrants issued	—	—	8,687	—	8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	$139,381	$84,270,372	$(179,071,450)	(94,661,697)
Options granted as compensation	—	—	18,882	—	18,882
Net loss	—	—	—	(3,075,098)	(3,075,098)

Balance, June 30, 2020	139,380,748	$139,381	$84,289,254	$(182,146,548)	$(97,717,913)

Balance, December 31, 2020	139,380,748	139,381	84,409,372	(187,809,683)	(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	$139,381	$84,462,250	$(190,296,938)	(105,695,307)
Options granted as compensation	—	—	54,605	—	54,605
Warrants issued	—	—	420,000	—	420,000
Net loss	—	—	—	(3,020,025)	(3,020,025)

Balance, June 30, 2021	139,380,748	$139,381	$84,936,855	$(193,316,963)	$(108,240,727)

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30, 2021, AND 2020

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,507,277)	$(6,019,511)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	293,095	321,126
Amortization of intangible assets	27,369	30,045
Amortization of deferred installation costs	16,506	21,592
Amortization of debt discount	1,477,652	2,286,894
Amortization of deferred debt issuance and debt financing costs	25,420	—
Non-cash lease expense, net	1,577	11,971
Interest incurred and paid in kind	1,462,564	1,354,886
Stock based compensation related to options granted	527,483	36,224
Loss on disposal of intangible assets	—	2,754
Written off deferred installation costs	—	21,886
Changes in operating assets and liabilities
Accounts receivable	170,210	(124,074)
Inventory	(2,435)	—
Other current assets	(138,690)	(597,143)
Patent license	8,194	8,197
Accounts payable	(198,467)	(78,388)
Accrued interest	1,619,164	1,606,444
Other current liabilities	441,103	372,737
Net cash provided by (used in) operating activities	223,468	(744,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,115)	(151,182)
Payment for deferred installation costs	—	(8,128)
Patent, trademark, and other intangible assets costs	(14,727)	(108,700)
Net cash used in investing activities	(53,842)	(268,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	—	100,000
Proceeds from payroll protection program loan	—	781,800
Proceeds from promissory notes	—	500,000
Repayment of notes payable	(100,000)	(150,000)
Net cash provided by (used in) financing activities	(100,000)	1,231,800

Increase in cash	69,626	219,430
Cash, cash equivalents and restricted cash, beginning of period	357,950	269,741
Cash, cash equivalents and restricted cash, end of period	$427,576	$489,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Remeasurement of operating lease	$—	$690,658

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 8, 2021.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended June 30, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under ASC Topic 606 for each of our performance obligations as follows:

●	Subscription services - We recognize subscription revenues monthly over the contracted license period.
●	Equipment packages – We recognize equipment revenues when control of the devices has transferred to the client (“point in time”).
●	Software bundle and related services – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Six Months Ended June 30,
	2021	2020
Sales-based contract revenue
Equipment package (point in time)	$1,014,756	$—
Software bundle (over time)	193,077	—
Total sales-based contract revenue	1,207,833	—

Subscription-based lease revenue	2,702,182	3,390,669
Gross revenue	$3,910,015	$3,390,669
Cost of goods sold (sales-based equipment only)	43,799	—
Revenue, net	$3,866,216	$3,390,669

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2021, and 2020, a total of $121,833 and $93,859, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the six months ended June 30, 2021, and 2020.

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$238,263	$255,398
Additions	115,251	193,207
Transfer to revenue	(154,745)	(188,038)
Balance, end of period	$198,769	$260,567

During the six months ended June 30, 2021, and 2020, a total of $208,232 and $0, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the six months ended June 30, 2021, and 2020.

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$226,861	$—
Additions	1,456,419	—
Transfer to revenue	(1,207,833)	—
Balance, end of period	$475,447	$—

As of June 30, 2021, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $674,215 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2021	$394,535
2022	279,680
2023	—
$674,215

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the six months ended June 30, 2021, and 2020, included in other assets in the accompanying consolidated balance sheet.

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$54,002	$81,188
Additions	—	8,128
Transfer to expense	(16,506)	(43,478)
Balance, end of period	$37,496	$45,838

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 218,000,000 and 178,000,000 at June 30, 2021 and 2020, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 16, 2022.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2021, the Company had an accumulated deficit of approximately $193,317,000, loss from operations of approximately $(503,000), net cash provided by operating activities of approximately $223,000, and an ending cash balance of approximately $428,000.

As of June 30, 2021, the Company had cash and a working capital deficit of approximately $85,000,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern through August 16, 2022. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available) over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007-2009. On April 20, 2021, we issued 931,600 and 1,068,400 warrants to purchase our Common Stock at an exercise price of $0.23 per share to HealthCor Partners and HealthCor Hybrid, respectively. See NOTE 11.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.0
Granted	2,000,000	$0.23	$0.74	9.8
Expired	—
Canceled	—
Balance at June 30, 2021	18,050,458	$0.01-$0.53	$0.74	4.8

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2021, 309,000 Options to purchase our Common Stock (the “Option(s)”) were granted having a with a fair value of $31,325 and exercise prices of $0.05-$0.23 per share. During the six months ended June 30, 2021, Options totaling 20,000 expired and 242,991 Options were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Granted	309,000
Expired	(20,000)
Canceled	(242,991)
Balance at June 30, 2021	40,734,977	0.12	7.42	$4,317,955
Vested and Exercisable at June 30, 2021	19,346,311	0.22	5.0	$1,178,765

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2021, and 2020 ($107,483 and $36,224, respectively) is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

As of June 30, 2021, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $475,564, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$381,528	$211,751
Other current assets	1,469	32,556
TOTAL OTHER CURRENT ASSETS	$382,997	$244,307

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30, 2021	December 31, 2020
Inventory assets (finished goods)	$410,885	$408,450
TOTAL INVENTORY	$410,885	$408,450

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Network equipment	$12,779,995	$12,740,878
Office equipment	229,240	229,240
Vehicles	217,004	217,004
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
TOTAL PROPERTY AND EQUIPMENT	13,333,730	13,294,613
Less: accumulated depreciation	(11,995,224)	(11,702,129)
TOTAL PROPERTY AND EQUIPMENT, NET	$1,338,506	$1,592,484

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the six months ended June 30, 2021, and 2020 was $293,095 and $277,217, respectively.

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,146,308	$263,299	$883,009
Other intangible assets	83,745	81,684	2,061
TOTAL INTANGIBLE ASSETS	$1,230,053	$344,983	$885,070

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,131,581	$238,625	$892,956
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,215,326	317,614	$897,712

Other assets consist of the following:

	June 30, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,255,233	$37,496
Prepaid license fee	249,999	161,201	88,798
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,416,434	$172,418

	December 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,238,727	$54,002
Prepaid license fee	249,999	153,004	96,995
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,391,731	$197,121

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued interest	$8,396,760	$6,843,290
Accrued interest, related parties	195,437	129,742
Allowance for system removal	28,250	36,500
Accrued paid time off	114,607	146,342
Deferred officer compensation(1)	139,040	139,041
Deferred revenue	674,215	465,124
Accrued taxes (other than income taxes)	45,517	10,424
Insurance premium financing(2)	324,922	67,927
Other accrued liabilities	—	20,090
TOTAL OTHER CURRENT LIABILITIES	$9,918,748	$7,858,480

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.
(2)	Renewal of directors and officer’s insurance.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2021 because of the losses recorded during the six months ended June 30, 2021, and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of June 30, 2021, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Net operating losses generated from January 1, 2018, are limited to offset 80% of current income, with the remainder of the net operating loss continuing to carry forward indefinitely. Net operating losses incurred before January 1, 2018, are not subject to the 80% limitations and will begin to expire in 2029. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be limitations in tax deductions on interest expense. Under the Act, interest deductions disallowed from current income will carryforward indefinitely. The Act did not impact management’s valuation allowance position.

The effective tax rate for the six months ended June 30, 2021, was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act,” was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expenses for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating, loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted.

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

From October 8, 2015, through May 14, 2019, the outstanding borrowings under the Tranche One Loan bore interest at the rate of 13.5% per annum, payable quarterly. On May 15, 2019, pursuant to the terms of the Fifth Amendment to the PDL Credit Agreement (see below for additional details), the interest increased to 15.5% per annum, payable quarterly. Also, on May 15, 2019, pursuant to the terms of the Fourteenth Amendment to the PDL Modification Agreement (see below for additional details), the minimum cash balance requirement of $750,000 was reduced to $0.

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

The Company has evaluated the Eighteenth and Nineteenth Modification Agreement Amendments and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 17, 2020, the Company and the Lender entered into a Twentieth Amendment to the PDL Modification Agreement (the “Twentieth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and September 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s interest payments that would otherwise be due to Lender on December 31, 2018, June 30, 2019, June 30, 2019, September 30, 2019, December 31, 2019, June 30, 2020 and June 30, 2020 would be deferred until September 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event. The Company has evaluated the Twentieth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

On September 30, 2020, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-First Amendment to Modification Agreement (the “Twenty- First Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2020 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until November 30, 2020 (the end of the extended Modification Period), and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-First Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2020, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Second Amendment to Modification Agreement (the “Twenty-Second Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until January 31, 2021 (the end of the extended Modification Period) and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-Second Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

On January 31, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Third Amendment to Modification Agreement (the “Twenty-Third Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and January 31, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until May 31, 2021 (the end of the extended Modification Period) and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-Third Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

On May 25, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Fourth Amendment to Modification Agreement (the “Twenty-Fourth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and November 30, 2021 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, October 7, 2020, and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until November 30, 2021 (the end of the extended Modification) and that such deferrals would be a Covered Event. The Company has evaluated the Twenty-Fourth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of June 30, 2021, the Amended PDL Warrant has not been exercised.

As of June 30, 2021, the Company and Lender had entered into twenty-four amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final fourteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the six months ended June 30, 2021, and 2020, pursuant to the terms of the PDL Modification Agreement, as amended, $1,550,000 and $1,550,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011, through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016, through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016, through September 30, 2018 interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, the accrual of interest has been suspended after September 30, 2018. From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable. Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and nonassessable shares of our Common Stock has been eliminated. The warrants issued with this Note were cancelled with the Ninth-Amendment dated July 10, 2018.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2014, we entered a Fourth Amendment to the HealthCor Purchase Agreement with HealthCor (the “Fourth Amendment”) and sold Senior Secured Convertible Notes to HealthCor in the principal amounts of $2,329,000 and $2,671,000 (collectively “the 2014 HealthCor Notes”). As provided by the Fourth Amendment, the 2014 HealthCor Notes are in substantially the same form as the 2011 HealthCor Notes, with changes to the “Issuance Date,” “Maturity Date,” “First Five-Year Note Period” and other terms to consider the timing of the issuance of the 2014 HealthCor Notes. The 2014 HealthCor Notes have a maturity date of January 15, 2024.

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

On April 20, 2021, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2021 to April 20, 2022 by entering into Allonge No. 3 to the 2011 HealthCor Notes (the “Third 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from January 30, 2022 to April 20, 2022 by entering into Allonge No. 3 to the 2012 HealthCor Notes (the “Third 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “HealthCor Note Extensions”). In connection with the HealthCor Note Extensions, we issued warrants to purchase an aggregate of 2,000,000 shares of our Common Stock at an exercise price per share equal to $0.23 per share (subject to adjustment as described therein) and with an expiration date of April 20, 2031, to the HealthCor Parties (collectively the “2021 HealthCor Warrants”).

Also on April 20, 2021, in connection with the HealthCor Note Extensions and the issuance of the 2021 HealthCor Warrants, we entered into a Consent and Agreement Pursuant to Note and Warrant Purchase Agreement (the “2021 NWPA Consent”) with the HealthCor Parties and certain additional Existing Investors (in their capacity as Majority Holders acting together with the HealthCor Parties), pursuant to which, among other things, (i) the Majority Holders consented to the HealthCor Note Extensions, (ii) the Majority Holders consented to the issuance of the 2021 HealthCor Warrants and (iii) the parties agreed that the holders of the 2021 HealthCor Warrants would have registration rights for the shares of Common Stock issuable upon exercise of the 2021 HealthCor Warrants under the Registration Rights Agreement dated as of April 20, 2011, as amended June 30, 2015, by and among the Company, the HealthCor Parties and the additional investors party thereto (the “Registration Rights Agreement”).

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock

2014 HealthCor Notes	29,484,978
2015 Investors	20,370,145
2015 HealthCor Notes	4,074,031
February 2018 Investors	61,931,330
July 2018 Investors	28,809,647
2019 Investor	2,165,512
February 2020 Investor	11,883,399
TOTAL	158,719,042

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011, when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,906,090 and $3,604,192 in interest for the six months ended June 30, 2021, and 2020, respectively, related to these transactions. For the six months ended June 30, 2021, and 2020, we recorded $1,462,564 and $2,799,656, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2011 HealthCor Note and 2012 HealthCor Note, and 2014 HealthCor Notes, the Fourteenth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Allonge 3 Amendment Notes, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the six months ended June 30, 2021, and 2020, we recorded a BCF of $0 and $0, respectively.

Warrants were issued with the Fourth, Fifth, Eighth, Ninth, and Allonge 3 Amendment Notes and the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. At each amendment date, the warrants were recorded as debt discount, as a reduction of the net carrying amount of the debt. The debt discounts are amortized into interest expense each period under the effective interest method. The value allocated to the Fourth Amendment Warrants was $1,146,732. The value allocated to the Fifth Amendment Warrants was $1,093,105. The value allocated to the Eighth Amendment Warrants was $16,000. The value allocated to the Ninth Amendment Warrants was $378,000. The value allocated to the Allonge 3 Amendment Warrants was $420,000.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – JOINT VENTURE AGREEMENT

On December 31, 2019, the Company and Rockwell entered into a Second Amendment to the Rockwell Note (the “Second Rockwell Note Amendment”) pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2020, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019, to January 31, 2020. We have evaluated the Second Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

On January 31, 2020, the Company and Rockwell entered into a Third Amendment to the Rockwell Note (the “Third Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on January 31, 2020, (per the Second Rockwell Note Amendment) to February 10, 2020. We have evaluated the Third Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

Effective as of March 31, 2020, the Company and Rockwell entered into a Fourth Amendment to the Rockwell Note (the “Fourth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the time to make the quarterly payment that would otherwise be due on March 31, 2020, to April 16, 2020. We have evaluated the Fourth Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

On December 31, 2020, the Company and Rockwell entered a Fifth Amendment to the Rockwell Note (the “Fifth Rockwell Note Amendment”), pursuant to which Rockwell agreed (i) to extend the term of the Promissory Note by one (1) year and continue the quarterly principal payments through September 30, 2021, with the final balloon payment due on December 31, 2021, and (ii) that the quarterly principal payment that would otherwise be due on December 31, 2020, will not be required to be made until the final balloon payment due date. We have evaluated the Fourth Amendment to the Rockwell Note under ASC 470 and determined that the amendment should be treated as a debt modification.

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

The Company applied for forgiveness, and on November 20, 2020, we received confirmation from our bank that the Promissory Note was forgiven by the SBA. The loan balance plus accrued interest of $786,889 was recorded as a gain on extinguishment of debt in the December 31, 2020, consolidated statement of operations.

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

NOTE 14 -- LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 18 months. We adopted ASC 842 under the modified retrospective transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASC 842 to the condensed consolidated balance sheet as of June 30, 2021, was as follows:

Operating Lease Asset	$609,022
Operating Lease Liability-ST	$156,349
Operating Lease Liability-LT	$506,440

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the six months ended June 30, 2021, and 2020 was $140,202 and $152,044, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2021
Assets
Operating lease asset	$609,022
Total lease asset	$609,022

Liabilities
Current liabilities:
Operating lease liability	$156,349
Long-term liabilities:
Operating lease liability, net of current portion	506,440
Total lease liability	$662,789

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2021, for the following five fiscal years and thereafter as follows:

Quarter ending June 30, 2021	Operating Leases
Remaining 2021	$102,650
2022	208,379
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	897,408
Less effects of discounting	(234,619)
Present value of future minimum lease payments	$662,789

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,577

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021, including the audited consolidated financial statements and notes included therein as of and for the six months ended June 30, 2021. The reported results will not necessarily reflect future results of operations or financial condition.

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

Company Overview

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patient, staff, and hospital leadership. With installations of more than 6,600 cameras across the United States, CareView continues to prove its innovative technology is creating a culture of patient safety and sitter costs reduction. Anchored by the CareView Patient Safety System, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended June 30, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

CareView Connect

Our mission is to be the leading provider of resident monitoring products and services for the long- term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView ConnectTM Quality of Life System (“CareView Connect”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

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

On December 14, 2016, the Company entered a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care, and alternate care sites. The agreement was effective on January 1, 2017, and all CareView Patient Safety System components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the updated contracting model has been added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis.

Results of Operations

Three months ended June 30, 2021, compared to three months ended June 30, 2020

	Three months ended June 30,
	2021	2020	Change
	(000’s)
Revenue	$1,545	$1,678	$(133)
Operating expenses	2,274	2,054	220
Operating income	(729)	(376)	(353)
Other, net	(2,291)	(2,699)	408
Net loss	$(3,020)	$(3,075)	$55

Revenue

Revenue decreased approximately $133,000 for the three months ended June 30, 2021, as compared to the same period in 2020. The decrease in revenue resulted from a combination of lower subscription revenues offset by new sales-based revenues from the sale of clinical training software services, other related services.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2021	2020
Human resource costs, including benefits and non-cash compensation	54%	57%
Professional and consulting costs	11%	8%
Depreciation and amortization	7%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	5%	6%
Travel and entertainment expense	4%	3%
Other expenses	19%	18%

Operating expenses increased by a net 10% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$55
Depreciation and amortization	(12)
Other product deployment costs, excluding human resources and travel and entertainment expense	—
Professional and consulting costs	84
Travel and entertainment expense	34
Other expenses	59
$220

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $55,000 due to sales commissions paid on new Gen5 product sales and additional sales staff being added during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Depreciation and amortization expense decreased by $12,000 primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2021. Other product deployment costs remained approximately the same. Professional and consulting fees increased approximately $84,000 due to increased legal and consulting fees. Travel and entertainment expense increased approximately $34,000 due to increasing transportation costs and additional sales staff travel costs. For the comparable periods, other expenses increased approximately $59,000, due to increased business insurance premiums and stock compensation expenses.

Other, net

Other non-operating income and expense decreased by approximately $408,000, or 15%, for the three months ended June 30, 2021, in comparison to the same period in 2020, primarily because of a decrease in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our second quarter 2021 net loss of approximately $3,020,000 decreased approximately $55,000, or 1.8%, as compared to approximately $3,075,000 net loss for the second quarter of 2020.

Six months ended June 30, 2021, compared to six months ended June 30, 2020

	Six months ended June 30,
	2021	2020	Change
	(000’s)
Revenue	$3,866	$3,391	$475
Operating expenses	4,369	4,163	206
Operating loss	(503)	(772)	269
Other, net	(5,004)	(5,247)	243
Net loss	$(5,507)	$(6,019)	$512

Revenue

Revenue increased approximately $475,000 for the six months ended June 30, 2021, as compared to the same period in 2020. The increase in revenue is mainly a result of increase in sales of our new Gen5 equipment.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2021	2020
Human resource costs, including benefits and non-cash compensation	56%	53%
Professional and consulting costs	11%	10%
Depreciation and amortization	7%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	5%	6%
Travel and entertainment expense	3%	4%
Other expenses	18%	19%

Operating expenses increased by a net 5% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$226
Depreciation and amortization	(26)
Other product deployment costs, excluding human resources and travel and entertainment expense	(45)
Professional and consulting costs	74
Travel and entertainment expense	(27)
Other expenses	4
$206

Human resource related costs increased approximately $226,000 due to sales commissions paid on Gen5 product sales, and additional sales staff being added during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Depreciation and amortization expense decreased by $26,000 primarily as a result of a reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2021. Other product deployment costs decreased approximately $45,000 due to a decrease in product deployment and related general and administrative costs. Professional and consulting fees increased approximately $74,000 due to increase legal and consulting fees. Travel and entertainment expense decreased by a net approximate $27,000 amount due to lower technician travels during the first quarter during the six months ended June 30, 2021, by approximately $61,000 offset by slightly higher sales staff and technician travels of $34,000 during the second quarter six months ended June 30, 2021. For the comparable periods, other expenses increased approximately $4,000, due to increased business insurance premiums and stock compensation expenses.

Other, net

Other non-operating income and expense decreased by approximately $243,000, or 5%, for the six months ended June 30, 2021, in comparison to the same period in 2020, primarily because of a decrease in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our year-to-date 2021 net loss of approximately $5,507,000 decreased approximately $512,000, or 8.5%, as compared to approximately $6,019,000 net loss for year-to-date 2020.

Going Concern, Liquidity and Management's Plan

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 16, 2022.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2021, the Company had an accumulated deficit of approximately $193,317,000, loss from operations of approximately $(503,000), net cash provided by operating activities of approximately $223,000, and an ending cash balance of approximately $428,000.

As of June 30, 2021, and 2020, the Company had cash and a working capital deficit of approximately $85,000,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern through August 16, 2022. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on April 8, 2021, and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2021, except for revenue recognition for our Gen 5 sales-based model product which is now recognized.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended June 30, 2021, due to the existence of the following material weaknesses:

(i) Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight. Specifically, the accounting manager had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports. To remediate this material weakness, the Company is in the process of identifying and employing additional full-time accounting personnel to join the corporate accounting function to enhance overall monitoring and accounting oversight within the Company,

(ii) It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP accounting for certain complex transactions due to a lack of technical expertise. Specifically, related to the recording of revenues, debt, income taxes, and other complex financial transactions. To remediate this material weakness, the Company has identified and engaged a third-party subject matter expert to assist with the preparation of accounting for and reporting of these complex transactions. The Company has hired a Certified Public Accountant to have oversight of these transactions.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(e) of the Exchange Act during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	[ ], 2021	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	[ ], 2021	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	[ ], 2021	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 16, 2021

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer