Form 10-Q
period 2021-09-30
CareView Communications Inc
filed 2021-11-10
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 10, 2021, was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$271,067	$357,950
Accounts receivable	1,471,670	1,146,486
Inventory	392,590	408,450
Other current assets	347,236	244,307
Total current assets	2,482,563	2,157,193

Property and equipment, net	1,279,777	1,592,484

Other Assets:
Intangible assets, net	943,968	897,712
Operating lease asset	582,594	659,099
Other assets, net	211,262	197,121
Total other assets	1,737,824	1,753,932
Total assets	$5,500,164	$5,503,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$396,591	$442,004
Notes payable	20,013,786	20,163,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $479,210 and $1,083,599, respectively	56,130,924	44,883,349
Operating lease liability	159,346	150,087
Other current liabilities	10,714,735	7,858,480
Total current liabilities	88,115,382	74,197,706

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs of $0 and $749,069, respectively	—	9,894,117
Senior secured convertible notes - related parties; net of debt discount and debt costs of $2,787,693 and $3,514,921, respectively	23,446,963	20,717,036
Senior secured convertible notes, net of debt discount and debt costs of $254,292 and $136,810, respectively	3,507,983	3,394,478
Operating lease liability	476,309	561,202
Other long-term liabilities	41,092	—
Total long-term liabilities	27,472,347	34,566,833
Total liabilities	115,587,729	108,764,539

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	84,990,329	84,409,372
Accumulated deficit	(195,217,275)	(187,809,683)
Total stockholders’ deficit	(110,087,565)	(103,260,930)
Total liabilities and stockholders’ deficit	$5,500,164	$5,503,609

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$2,211,951	$1,566,240	$6,078,167	$4,956,909

Operating expenses:
Network operations	555,489	791,762	1,948,850	2,265,243
General and administration	771,313	709,510	2,398,305	1,994,322
Sales and marketing	163,809	136,278	400,143	379,203
Research and development	392,574	446,429	1,179,908	1,253,638
Depreciation and amortization	187,341	178,142	512,555	529,313
Total operating expenses	2,070,526	2,262,121	6,439,761	6,421,720

Operating income (loss)	141,425	(695,881)	(361,594)	(1,464,811)

Other income and (expense)
Interest expense	(2,041,748)	(2,657,211)	(7,045,049)	(7,906,024)
Interest income	8	82	114	363
Other expense	—	—	—	(2,754)
Other income	—	26,310	(1,063)	27,013
Total other income (expense)	(2,041,740)	(2,630,819)	(7,045,998)	(7,881,402)

Loss before taxes	(1,900,315)	(3,326,700)	(7,407,592)	(9,346,213)

Provision for income taxes	—	—	—	—

Net loss	$(1,900,315)	$(3,326,700)	$(7,407,592)	$(9,346,213)

Net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding, basic, and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	139,380,748	$139,381	$84,244,343	$(176,127,037)	$(91,743,313)
Options granted as compensation	—	—	17,342	—	17,342
Warrants issued	—	—	8,687	—	8,687
Net loss	—	—	—	(2,944,413)	(2,944,413)

Balance, March 31, 2020	139,380,748	139,381	84,270,372	(179,071,450)	(94,661,697)
Options granted as compensation	—	—	18,882	—	18,882
Net loss	—	—	—	(3,075,098)	(3,075,098)

Balance, June 30, 2020	139,380,748	139,381	84,289,254	(182,146,548)	(97,717,913)
Options granted as compensation	—	—	50,029	—	50,029
Net loss	—	—	—	(3,326,700)	(3,326,700)

Balance, September 30, 2020	139,380,748	$139,381	$84,339,283	$(185,473,248)	$(100,994,584)

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	$(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	139,381	84,462,250	(190,296,938)	(105,695,307)
Options granted as compensation	—	—	54,605	—	54,605
Warrants issued	—	—	420,000	—	420,000
Net loss	—	—	—	(3,020,025)	(3,020,025)

Balance, June 30, 2021	139,380,748	139,381	84,936,855	(193,316,963)	(108,240,727)
Options granted as compensation	—	—	53,474	—	53,474
Net loss	—	—	—	(1,900,315)	(1,900,315)

Balance, September 30, 2021	139,380,748	$139,381	$84,990,329	$(195,217,275)	$(110,087,565)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,407,592)	$(9,346,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	437,859	483,456
Amortization of intangible assets	41,820	45,857
Amortization of deferred installation costs	32,876	29,102
Amortization of debt discount	1,963,203	3,396,306
Amortization of deferred debt issuance and debt financing costs	10,970	43,352
Non-cash lease expense	76,505	84,196
Interest incurred and paid in kind	2,222,714	2,040,334
Stock based compensation related to options granted and warrants issued	580,957	86,257
Loss on disposal of intangible assets	—	2,754
Written off deferred installation costs	—	21,886
Changes in operating assets and liabilities:
Accounts receivable	(325,185)	266,830
Inventory	15,860	(404,750)
Other current assets	(102,930)	(171,226)
Patent license	12,296	(74,903)
Accounts payable	(45,412)	(131,503)
Accrued interest	2,429,662	2,413,914
Other current liabilities	426,594	445,160
Operating lease liability	(75,634)	55,802
Net cash provided by (used in) by operating activities	294,563	(713,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(82,885)	(158,679)
Payment for deferred installation costs	(59,312)	(8,128)
Patent, trademark, and other intangible assets costs	(88,075)	(137,519)
Net cash used in investing activities	(230,272)	(304,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	—	100,000
Proceeds from payroll protection loan	—	781,800
Proceeds from promissory notes	—	500,000
Repayment of notes payable	(150,000)	(200,000)
Repayment of other long term liabilities	(1,174)	—
Net cash provided by (used) in financing activities	(151,174)	1,181,800

Increase (decrease) in cash	(86,883)	164,084
Cash and cash equivalents, beginning of period	357,950	269,741
Cash and cash equivalents, end of period	$271,067	$433,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Capital expenditures funded by term loan	$42,266	$—
Remeasurement of operating lease	$—	$690,568

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

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended September 30, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions were retroactively effective for years ending before the date of enactment.

Revenue Recognition

We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined.

Customer contract fulfillment typically involves multiple procurement promises which may include various equipment, software subscription, project-related installation and training services, and support. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under ASC Topic 606 for each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.
●	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).
●	Software bundle and related services – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Nine Months Ended September 30,
	2021	2020
Sales-based contract revenue
Equipment package (point in time)	$1,775,624	$—
Software bundle (over time)	336,819	—
Total sales-based contract revenue	2,112,443	—

Subscription-based lease revenue	4,063,182	4,956,909
Gross revenue	$6,175,625	$4,956,909
Cost of goods sold (sales-based equipment only)	97,458	—
Revenue, net	$6,078,167	$4,956,909

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

During the nine months ended September 30, 2021, and 2020, a total of $149,863 and $117,325, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the nine months ended September 30, 2021, and 2020.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$238,263	$255,398
Additions	220,696	422,715
Transfer to revenue	(220,375)	(288,156)
Balance, end of period	$238,584	$389,957

During the nine months ended September 30, 2021, and 2020, a total of $221,312 and $0, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the nine months ended September 30, 2021, and 2020.

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$226,861	$—
Additions	2,419,328	—
Transfer to revenue	(2,112,043)	—
Balance, end of period	$534,146	$—

As of September 30, 2021, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $772,730 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2021	$210,554
2022	476,596
2023	85,580
$772,730

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations. The table below details the activity in these deferred installation costs during the nine months ended September 30, 2021, and 2020, included in other assets in the accompanying consolidated balance sheet.

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$54,003	$81,188
Additions	59,312	8,128
Transfer to expense	(32,877)	(50,988)
Balance, end of period	$80,438	$38,328

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 222,000,000 and 203,000,000 at September 30, 2021 and 2020, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 10, 2022.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2021, the Company had an accumulated deficit of approximately $195,000,000, loss from operations of approximately $(362,000), net cash provided by operating activities of approximately $295,000, and an ending cash balance of approximately $271,000.

As of September 30, 2021, the Company had cash and a working capital deficit of approximately $85,600,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.0
Granted	2,000,000	$0.23	$0.74	9.6
Expired	—
Canceled	—
Balance at September 30, 2021	18,050,458	$0.01-$0.53	$0.74	4.5

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2021, 334,000 Options to purchase our Common Stock (the “Option(s)”) were granted having a with a fair value of $38,015 and exercise prices of $0.05-$0.23 per share. During the nine months ended September 30, 2021, Options totaling 72,000 were forfeited and 258,491 Options were terminated.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Granted	334,000
Forfeited/Terminated	(330,491)
Exercised	—
Balance at September 30, 2021	40,692,477	0.12	6.9	$2,887,098
Vested and Exercisable at September 30, 2021	26,262,144	0.17	5.9	$2,865,858

Share-based compensation expense for Options charged to our operating results for the nine months ended September 30, 2021, and 2020 ($160,957 and $86,257, respectively) is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

As of September 30, 2021, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $425,000, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$347,236	$211,751
Other current assets	—	32,556
TOTAL OTHER CURRENT ASSETS	$347,236	$244,307

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Inventory assets (finished goods)	$392,590	$408,450
TOTAL INVENTORY	$392,590	$408,450

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Network equipment	$12,824,714	$12,740,878
Office equipment	229,240	229,240
Vehicles	232,411	217,004
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
TOTAL PROPERTY AND EQUIPMENT	13,393,856	13,294,613
Less: accumulated depreciation	(12,114,079)	(11,702,129)
TOTAL PROPERTY AND EQUIPMENT, NET	$1,279,777	$1,592,484

Depreciation expense for the nine months ended September 30, 2021, and 2020 was $437,859 and $483,456, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,219,657	$276,720	$942,937
Other intangible assets	83,745	82,714	1,031
TOTAL INTANGIBLE ASSETS	$1,303,402	$359,434	$943,968

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,131,581	$238,625	$892,956
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,215,326	317,614	$897,712

Other assets consist of the following:

	September 30, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,271,603	$80,438
Prepaid license fee	250,000	165,300	84,700
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,648,165	$1,436,903	$211,262

	December 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,238,727	$54,002
Prepaid license fee	249,999	153,004	96,995
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,391,731	$197,121

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued interest	$9,172,557	$6,843,290
Accrued interest, related parties	230,136	129,742
Allowance for system removal	27,568	36,500
Accrued paid time off	149,087	146,342
Deferred officer compensation(1)	139,041	139,041
Deferred revenue	772,730	465,124
Insurance premium financing(2)	214,357	67,927
Other accrued liabilities	9,259	30,514
TOTAL OTHER CURRENT LIABILITIES	$10,714,735	$7,858,480

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.
(2)	Renewal of directors and officer’s insurance.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2021 because of the losses recorded during the nine months ended September 30, 2021, and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of September 30, 2021, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The effective tax rate for the nine months ended September 30, 2021, was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act,” was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expenses for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating, loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. However, these changes have no significant impact to the Company due to the loss position and full valuation allowance.

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of September 30, 2021, the Amended PDL Warrant has not been exercised.

As of September 30, 2021, the Company and Lender had entered into twenty-four amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final fourteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the nine months ended September 30, 2021, and 2020, pursuant to the terms of the PDL Modification Agreement, as amended, $2,325,000 and $2,325,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011, through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016, through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. For the period from April 21, 2016, through September 30, 2018, interest has been added to the outstanding principal balance. Pursuant to the terms of the Ninth Amendment, the accrual of interest has been suspended after September 30, 2018. From the date any event of default occurs, the interest rate, then applicable, shall be increased by five percent (5%) per annum. HealthCor has the right, upon an event of default, to declare due and payable any unpaid principal amount of the 2011 HealthCor Notes then outstanding, plus previously accrued but unpaid interest and charges, together with the interest then scheduled to accrue (calculated at the default rate described in the immediately preceding sentence) through the end of the First Five Year Note Period or the Second Five Year Note Period, as applicable. Subject to the terms of the Ninth Amendment as discussed below, HealthCor’s ability to convert any portion of the outstanding and unpaid accrued interest on and principal balances of the 2011 HealthCor Notes into fully paid and nonassessable shares of our Common Stock has been eliminated. The warrants issued with this Note were cancelled with the Ninth-Amendment dated July 10, 2018.

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

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock

2014 HealthCor Notes	30,222,101
2015 Investors	20,879,399
2015 HealthCor Notes	4,175,882
February 2018 Investors	63,866,684
July 2018 Investors	29,709,949
2019 Investor	2,233,185
February 2020 Investor	12,254,755
TOTAL	163,341,955

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011, when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $2,366,220 and $5,445,327 in interest for the nine months ended September 30, 2021, and 2020, respectively, related to these transactions. For the nine months ended September 30, 2021, and 2020, we recorded $2,222,714 and $4,219,771, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2011 HealthCor Note and 2012 HealthCor Note, and 2014 HealthCor Notes, the Fourteenth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Allonge 3 Amendment Notes, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the nine months ended September 30, 2021, and 2020, we recorded a BCF of $0 and $0, respectively.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 18 months. We adopted ASC 842 under the modified retrospective transition method for all long-term operating leases as of January 1, 2019. The cumulative impact of the adoption of ASC 842 to the condensed consolidated balance sheet as of September 30, 2021, was as follows:

Operating Lease Asset	$582,594
Operating Lease Liability-ST	$159,346
Operating Lease Liability-LT	$476,309

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the nine months ended September 30, 2021, and 2020 was $213,674 and $223,868, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

As of September 30, 2021
Assets
Operating lease asset	$582,594
Total lease asset	$582,594

Liabilities
Current liabilities:
Operating lease liability	$159,346
Long-term liabilities:
Operating lease liability, net of current portion	476,309
Total lease liability	$635,655

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2021, for the following five fiscal years and thereafter as follows:

Quarter ended September 30, 2021	Operating Leases
Remaining 2021	$51,325
2022	208,379
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	846,083
Less effects of discounting	(210,428)
Present value of future minimum lease payments	$635,655

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(75,634)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021, including the audited consolidated financial statements and notes included therein as of and for the nine months ended September 30, 2021. The reported results will not necessarily reflect future results of operations or financial condition.

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

Company Overview

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patient, staff, and hospital leadership. With installations of approximately 7,000 cameras and 395 nurse stations in 104 active hospitals across the United States, CareView continues to prove its innovative technology is creating a culture of patient safety and sitter costs reduction. Anchored by the CareView’s Patient Safety System®, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

SitterView® and TeleMedView allows hospital staff to use CareView’s high-quality video cameras with pan-tilt-zoom and 2-way video functionality to observe and communicate with patients remotely. With CareView, hospitals are safely monitoring more patients while providing a higher level of care by leveraging CareView’s patented technology, a portfolio that includes 40 patents. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well. Usage of SitterView® and TeleMedView has increased in response to a growing demand for remote patient monitoring driven by increasing demands for care and staffing shortages in the healthcare industry.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended September 30, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions were retroactively effective for years ending before the date of enactment.

CareView Patient Safety System®

Our CareView Patient Safety System® provides innovative ways to increase patient protection, provides advanced solutions that lower operational costs, and helps hospitals foster a culture of safety among patients, staff, and hospital leadership. We understand the importance of providing high quality patient care in a safe environment and believe in partnering with hospitals to improve the quality of patient care and safety by providing a system that monitors continuously. We are committed to providing an affordable video monitoring tool to improve the practice of nursing, create a better work environment and make the patient’s hospital stay more satisfying. Our suite of products and services can simplify and streamline the task of preventing and managing patients’ falls, enhance patient safety, improve quality of care, and reduce costs. Our products and services can be used in all types of hospitals, nursing homes, adult living centers, and selected outpatient care facilities domestically and internationally.

The CareView’s Patient Safety System® includes CareView’s new SitterView®, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView® features intuitive decision support pathway, guiding staff alarm response and pan- tilt-zoom functionality, allowing staff to home in on areas of interest. The CareView Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

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

CareView’s Patient Safety System® can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. CareView is (“HIPAA”) compliant and HITRUST certified. Additional HIPAA-compliant features allow privacy options to be enabled at any time by the patient, nurse, or physician.

CareView’s Patient Safety System® Products and Services Agreement with Healthcare Facilities

Currently, we offer our products and services through a subscription-based model with healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView Patient Safety System® products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Terms of each P&S Agreement require the healthcare facility to pay us a monthly subscription fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare facilities that are a part of these healthcare companies enter into individual facility level agreements that are substantially like our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System® or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non- transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System® to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System® in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology to better define and track the staging and billing of the individual components of the CareView Patient Safety System®. The CareView Patient Safety System® includes three components which are separately billed; the CareView Controller (previously known as RCP), the CareView SitterView® Monitor, and the CareView Application Server (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “CareView Controller” as this component of the CareView Patient Safety System® consistently resides within each room where the “bed” is located. On average, there are six SitterView® Monitors for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

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

CareView Connect®

Our mission is to be the leading provider of resident monitoring products and services for the long- term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView Connect® Quality of Life System (“CareView Connect®”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

With this mission in mind, in the second quarter of 2018, the Company introduced a new sensor product that has application in both the assisted living center market and the home health market. CareView Connect® leverages both passive and active sensors to track the activities of daily life. CareView Connect® provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify a caregiver of potential emergencies and identify the need for dignified support. CareView Connect® consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected.

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms.

CareView Connect® is a platform consisting of several products and applications targeted at improving level of care and efficiency. CareView is building a cohesive and tightly integrated solution that solves several problems that long-term care facilities face. We offer an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We offer a mobile app capable of delivering an alert to the caregiver and allows them document information around that alert. This allows for workflows and reports around the alerts, i.e. how long before the alert was handled, what was the cause of the alert, and if it was not acknowledged in a timely manner then the alert is escalated to another individual or group. This ensures that every alert is responded to timely and is verifiable. In addition, the caregiver usually is carrying out a litany of daily activities directed at each facility resident.

Alert Management and Monitoring System

CareView Connect® provides a suite of hardware and software that facilitate a data-driven solution for alert management and monitoring. The CareView Connect® solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify reason for alerts and provides metrics around response time. The CareView Connect® solution involves several passive sensors that monitor the resident.

Caregiver Platform

The caregiver platform includes a “Leave of Absence” component, which allows the facility to document when the resident is outside of their room for a duration of time. This information is incorporated with known data from the workflows and sensors to improve awareness. The Caregiver Connect mobile application provides a convenient and intuitive interface to the CareView Connect® platform. The caregiver can use the mobile app to capture important information and interface with critical workflows, such as acknowledging and documenting alert presses by the resident. CareView Connect® also provides a product focused on capturing and measuring the mental state and pain experienced by the resident. “How are you feeling today?” provides a convenient way to capture information about the mental state of the resident using emojis. Similarly, “What is your pain today?” allows the staff to categorize and document pain. Connect Resident is a tablet application intended for the resident’s direct use. This product currently supports video conferencing with a remote caregiver, becoming a communications conduit for telehealth. Connect Resident also supports “How are you feeling today?”, which allows the resident to submit this information directly.

Quality of Life Metrics

CareView is developing its own algorithm for measuring quality of life based on “best of breed” research and leveraging the data collected by the platform. The CareView Connect® Quality of Life Metrics focuses on several categories, including Physical Activity, Bodily Pain, General Health, Vitality, Social Interaction, Mental Health, and Sleep Quality. Leveraging this data, the facility and their staff have improved visibility into the health and well-being of their residents. By applying machine learning and predictive analytics, subtle patterns and trends that may not otherwise be visible become actionable. The facility can use this information to present a more compassionate and capable level of care, differentiating the facility from their competition. The Quality of Life Metrics information can be made available to the family and loved ones, opening a new channel of remote awareness and care. Because the information is collected automatically, the family gains awareness on issues of which their loved ones may normally be unaware. The Connect Family mobile application allows family members to monitor their loved one and receive alerts and notifications based on their preferences.

Pricing Structure and Revenue Streams

The CareView Connect® suite of products and services offers multiple pricing models. We work with each facility on pricing to offer an affordable package based on the demographics of the residents of the facility. The pricing structure with each facility is negotiated separately. Typically, we offer the CareView Connect® basic package at a price per monitored room with varying price structures based on number of sensors and number of residents in each facility.

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

Group Purchasing Agreement with HealthTrust Purchasing Group, LP

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”) the MAS allows us to sell the CareView Patient Safety System® at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The updated contracting model was added to the Multiple Award Schedule contract (“MAS”) which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

On December 14, 2016, the Company entered a Group Purchasing Agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”) (the “HealthTrust GPO Agreement”), the nation’s only committed-model Group Purchasing Organization (“GPO”) headquartered in Nashville, Tennessee. HealthTrust serves approximately 1,600 acute care facilities and members in more than 26,000 other locations, including ambulatory surgery centers, physician practices, long-term care, and alternate care sites. The agreement was effective on January 1, 2017, and all CareView Patient Safety System® components and modules are available for purchase by HealthTrust’s exclusive membership. HealthTrust members may order CareView’s products and services included in the agreement directly from CareView.

On October 1, 2018, the Company added CareView Connect® to the HealthTrust GPO Agreement.

On November 1, 2020, the updated contracting model has been added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis.

Results of Operations

Three months ended September 30, 2021, compared to three months ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	Change
	(000’s)
Revenue	$2,212	$1,566	$646
Operating expenses	2,071	2,262	(192)
Operating income	141	(696)	838
Other, net	(2,042)	(2,631)	589
Net loss	$(1,900)	$(3,327)	$1,427

Revenue

Revenue increased approximately $646,000 for the three months ended September 30, 2021, as compared to the same period in 2020. The increase in revenue resulted from an increase in our sales-based contracts, including two large equipment package sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2021	2020
Human resource costs, including benefits and non-cash compensation	63%	55%
Professional and consulting costs	5%	10%
Depreciation and amortization	9%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	2%	8%
Travel and entertainment expense	5%	3%
Other expenses	16%	16%

Operating expenses decreased by a net 8.5% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$63
Depreciation and amortization	6
Other product deployment costs, excluding human resources and travel and entertainment expense	(32)
Professional and consulting costs	(115)
Travel and entertainment expense	(84)
Other expenses	(30)
$(192)

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $63,000 due to increase in sales commissions and additional sales staff being added during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Depreciation and amortization expense increased by approximately $6,000 primarily because of increased deferred installation costs being amortized and newly purchased deployable network equipment depreciation. Other product deployment costs decreased by approximately $32,000. Professional and consulting fees decreased approximately $115,000 due to a decrease in legal and consulting fees. Travel and entertainment expense decreased approximately $84,000 due to lower technician and sales staff travel costs. For the comparable periods, other expenses decreased approximately $30,000 due to there being no other income recorded in the current period.

Other, net

Other non-operating income and expense decreased by approximately $589,000 or 22% for the three months ended September 30, 2021, in comparison to the same period in 2020, primarily because of a decrease in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our third quarter 2021 net loss of approximately $1,900,000 decreased approximately $1,427,000 or 43%, as compared to approximately $3,327,000 net loss for the third quarter of 2020.

Nine months ended September 30, 2021, compared to six months ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(000’s)
Revenue	$6,078	$4,957	$1,121
Operating expenses	6,440	6,422	18
Operating loss	(362)	(1,465)	1,103
Other, net	(7,046)	(7,881)	835
Net loss	$(7,408)	$(9,346)	$1,938

Revenue

Revenue increased approximately $1,121,000 for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase in revenue is mainly a result of increase in sales of our new Gen5 equipment.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2021	2020
Human resource costs, including benefits and non-cash compensation	58%	54%
Professional and consulting costs	9%	10%
Depreciation and amortization	8%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	4%	7%
Travel and entertainment expense	4%	4%
Other expenses	17%	17%

Operating expenses increased by a net .28% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$286
Depreciation and amortization	(1)
Other product deployment costs, excluding human resources and travel and entertainment expense	(195)
Professional and consulting costs	(56)
Travel and entertainment expense	(29)
Other expenses	13
$18

Human resource related costs increased approximately $286,000 due to sales commissions paid on Gen5 product sales, and additional sales staff being added during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Depreciation and amortization expense decreased by approximately $1,000 because of a result of an overall reduction in depreciation expense as certain deployable assets purchased have become fully depreciated in 2021. Other product deployment costs decreased approximately $195,000 due to a decrease in product deployment and related general and administrative costs. Professional and consulting fees decreased approximately $56,000 due to a decrease in legal and consulting fees. Travel and entertainment expense decreased by a net approximate $29,000 amount due to lower technician and sales staff travel costs. For the comparable periods, other expenses increased approximately $13,000 due to increased business insurance premiums and stock compensation expenses.

Other, net

Other non-operating income and expense decreased by approximately $835,000, or 11%, for the nine months ended September 30, 2021, in comparison to the same period in 2020, primarily because of a decrease in interest expense offset by amortization of debt discount and other debt cost.

Net Loss

As a result of the factors above, our nine months ended September 30, 2021, net loss of approximately $7,408,000 decreased approximately $1,938,000, or 21%, as compared to approximately $9,346,000 net loss for our nine months ended September 30, 2020.

Going Concern, Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 10, 2022.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2021, the Company had an accumulated deficit of approximately $195,000,000, loss from operations of approximately $(362,000), net cash provided by operating activities of approximately $295,000, and an ending cash balance of approximately $271,000

As of September 30, 2021, the Company had cash and a working capital deficit of approximately $85,500,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on April 8, 2021, and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during for the period ended September 30, 2021, except for the recognition of our sales-based model revenue.

Sales-based Revenue Recognition: We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined. Customer contract fulfillment typically involves multiple procurement promises which may include various equipment, software subscription, project-related installation and training services, and support. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

Generally, we recognize revenue under Topic 606 for each of our performance obligations as follows:

•	Hardware packages – We recognize revenue related to the sale of hardware packages when control has been transferred to the customer (“point in time”)

•	Software bundle and related services - We recognize on a straight-line basis over the estimated contracted license period (“over time”).

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as previously reported. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weaknesses and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2021, due to the existence of the material weaknesses described below.

As disclosed previously in Item 9A of our Form 10-K for the year ended December 31, 2020, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, due to the existence of the following material weaknesses:

•	It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP accounting for certain complex transactions in the areas of revenues, debt, and income taxes, due to a lack of technical expertise.

•	Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight. Specifically, the accounting personnel had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports.

•	Additionally, during the third quarter of fiscal 2021, management identified a material weakness in the segregation of duties and user access in certain information technology (“IT”) systems that support the Company’s financial reporting processes due to a lack of IT resources.

Based on additional procedures and post-closing review, Management concluded that the condensed consolidated financial statements including in this report present fairly; In all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

To remediate these material weaknesses, we implemented the following measures and continue to monitor and assess the effectiveness of our internal controls as of September 30, 2021:

●	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.

●	The Company has hired a certified public accountant (“CPA”) as its Controller, a senior-level accountant CPA eligible, and staff-level accountant pursuing CPA eligibility.

●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.

●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

●	Enhance and automate existing internal controls to ensure proper authorization, review, and recording of financial transactions.

●	On an as needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control over Financial Reporting

Other than the identification of additional segregation of duties in ITGCs during the third quarter of fiscal 2021, there were no material changes in our internal control over financial reporting during the nine months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation which is incidental to our business. There have been no material developments to the legal proceedings. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 10, 2021	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	November 10, 2021	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	November 10, 2021	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 10, 2021

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer