Form 10-K
period 2021-12-31
CareView Communications Inc
filed 2022-03-31
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2021

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 943-6050

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	CRVW	OTC Markets

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $16,700,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2022, the registrant had 139,380,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

PART I

ITEM 1.	BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward- looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward- looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or using other similar expressions.

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

COVID-19

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended December 31, 2021. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

The CareView Patient Safety System includes CareView’s SitterView®, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView features intuitive decision support pathway, guiding staff alarm response and pan- tilt-zoom functionality, allowing staff to home in on areas of interest. CareView’s new Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

CareView’s next generation of in-room camera; the CareView Controller features an HD camera, high- fidelity 2-way audio, and an LCD display, harnessing increased performance to deliver the ultimate in capability, flexibility, and affordability for all types of hospitals. Building on top of CareView’s patented Virtual Bed Rails and Virtual Chair Rails predictive technology, the CareView Controller uses machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in less false alarms, faster staff intervention, and a significant reduction in patient falls.

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

CareView Patient Safety System Products and Services Agreement with Healthcare Facilities

CareView’s subscription-based model is offered to healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView Patient Safety System products and services deployed to a healthcare facility, and maintain and service all equipment installed by us. Under the subscription-based model, terms of each P&S Agreement require the healthcare facility to pay us a monthly fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare companies enter into individual facility level agreements that are substantially like our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years; however, older P&S Agreements were negotiated for a five-year period with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. Regarding the subscription-based model, we own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

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

CareView Patent Safety System Sales-Based Model

CareView’s sales-based model has commenced with the introduction of our updated technology. CareView has also aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView now sells its proprietary equipment to facilities in lieu of lending the equipment as defined above, under the subscription-based model. In doing so, the facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”; referring to all systems in full operation, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until end of the contract. The shift in our new contracting model has an immediate impact on the company’s operations resulting in greater cash flow within 30 days of contract signing.

CareView continues its dedication to provide service and support on a 24x7x365 basis for every customer under the prior and updated revenue models.

CareView Connect®

Our mission is to be the leading provider of resident monitoring products and services for the long-term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView Connect Quality of Life System (“CareView Connect”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

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

Indefinite Delivery Indefinite Quality (IDIQ) Contract

On September 10, 2021, the company entered an Indefinite Delivery Indefinite Quality (IDIQ) contract for Telecare Services with their partnership, Shore Systems and Solutions, LLC (S3). The award provides S3 with a path to providing the CareView Patient Safety System to veterans and their families receiving care at the 1,293 Veterans Health Administration (“VHA”) facilities across the United States and Territories.

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”), the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The updated contracting model was added to the MAS, which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

Summary of Product and Service Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our recently implemented sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2021, and 2020, the Company executed sales-based contracts with an aggregated contract sales price of $5,600,000 and $1,800,000.

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

Sales, Marketing and Customer Service

We do not consider our business to be seasonal; however, the availability of hospital staff is typically less available in December which impacts our ability to sell/install our CareView Patient Safety System. We generate sales leads through a variety of means including direct one-to-one marketing, email and web campaigns, customer and industry referrals, strategic partnerships, and trade shows and events. Our sales team consists of highly trained professionals with many years of experience in the healthcare market.

Our initial focus has been to pursue large for-profit hospital management companies that own multiple facilities and large not-for-profit integrated delivery networks in major metropolitan areas. Our sales staff approaches decision makers for hospitals, integrated delivery networks, and major owners and operators of hospitals to demonstrate the CareView product line. Our sales process includes an inside sales team and we have expanded our capabilities of providing web-based demonstrations and presentations. We also have begun to rely more heavily on arranging reference calls and site visits between our current customers and our prospects. These efforts have provided a higher volume of qualified sales leads and have resulted in more substantive conversations with a larger number of prospects.

We ensure high levels of customer service through our account representatives and our technical support processes. We attempt to position our account representatives geographically close to our customer hospitals to allow them to make regular visits to proactively train staff and address any issues. We offer 24/7 monitoring and phone support through our technical support team which allows us to quickly identify and resolve any technical issues. From time to time, we are called upon to service the installed hardware at customer facilities. To facilitate expedient service, our account representatives typically maintain a small supply of CareView Controllers should they need repair or replacement. Historically, our CareView Controllers and Nursing Station units have required little, if any, servicing. We believe that we handle requests quickly and efficiently, and that overall, our customers are satisfied with our level of service.

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

We intend to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of anyone patents may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to consider patent rights of third parties.

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

On January 31, 2017, under the terms of the Rockwell Agreement, wherein we have the option to purchase Rockwell’s interest in the Project LLCs, we exercised that right by entering into a Settlement and LLC Interest Purchase Agreement with Rockwell (the “Settlement Agreement). Pursuant to the terms of the Settlement Agreement, we paid Rockwell the aggregate amount of $1,213,786 by the issuance of a promissory note to Rockwell for $1,113,786 (the “Rockwell Note”) and a cash payment of $100,000. Pursuant to the terms of the Rockwell Note, we will make quarterly principal payments of $100,000, with each payment being made on the last day of each calendar quarter beginning with the first payment date of March 31, 2017 and continuing the last business day of each subsequent calendar quarter through September 30, 2019. The final payment due on December 31, 2019 was to be a balloon payment of $13,786 representing the remaining principal balance plus all accrued and unpaid interest. The Company entered an amendment (the “Rockwell Note Amendment”) to the Company’s Promissory Note to Rockwell Holdings I, LLC (“Rockwell”) dated as of January 31, 2017 (the “Rockwell Note”), pursuant to which Rockwell agreed to defer $50,000 of each $100,000 quarterly payment due under the Rockwell Note from January 1, 2018 through the present termination of the Modification Period. On December 31, 2019, the Company and Rockwell entered a Second Amendment to the Rockwell Note (the “Second Rockwell Note Amendment”) pursuant to which Rockwell agreed to extend the term of the Rockwell Note by one year, to December 31, 2020, and agreed to extend the time to make the quarterly payment that would otherwise be due on December 31, 2019 to January 31, 2020.

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

Effective as of November 30, 2021, the Company and Rockwell entered into a Sixth Amendment to the Rockwell Note (the “Sixth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the term of the Rockwell Note by three months, to March 31, 2022, and agreed that the quarterly principal payment that would otherwise be due on December 31, 2021, will not be required to be made until March 31, 2022.

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

Major Customers

During 2021, there were no major customers comprised of more than 10% or our revenue. During 2020, one customer comprised of approximately $1,179,000, or 18% of our revenue, while no other customer during 2020 comprised more than 10%.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)). Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our Controllers, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for three years, but include options to continue in perpetuity on a monthly basis. Backlog, which covers the non- cancellable period, as of December 31, 2021 is approximately $5,800,000, of which approximately $3,400,000 is expected to be billed during 2022. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable backlog to be billed beyond December 31, 2021, is approximately $2,381,000.

Government Approval

Neither our Company nor our products are subject to government approval beyond required Federal Communication Commission (“FCC”) certifications. Certain medical devices and applications may be subject to Section 510(k) of the Food, Drug, and Cosmetics Act, which regulates the ability of medical device manufacturers to market their devices. CareView has reviewed the requirements for registration, and at the current time, we do not believe that our suite of applications is subject to 510(k) regulation. Although the parameters of our CareView Patient Safety System products and services complies with HIPAA as far as use by health care providers, CareView itself, as the manufacturer and installer of the units, is not subject to HIPAA regulations. We do not know of any other privacy laws that affect our business as we are not in control of, nor do we keep, patient medical records in our possession. We are unaware of any probable government regulations that may affect our business in the future. We have received Underwriters Laboratories (“UL”) and FCC approval on our products. Additionally, the Center for Medicare and Medicaid Services does not pay or reimburse any party for use of our products and services.

Environmental Laws

Our Company and our products are not affected by any federal, state, or local environmental laws; therefore, we have reserved no funds for compliance purposes.

Employees

As of March 31, 2022, we employed 55 people on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to Steven G. Johnson, Chief Executive Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067, or by downloading these reports and further information about our company on our website at http://www.careview.com.

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

Holders

Records of our stock transfer agent indicate that as of March 28, 2022 we had approximately 91 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in "street name." We estimate that there are approximately 913 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	3,914,444	$0.53	—
Equity compensation plan not approved by security holders: 2015 Plan	3,828,500	$0.29	580,055
Equity compensation plan not approved by security holders: 2016 Plan	13,953,525	$0.07	910,611
Equity compensation plan not approved by security holders: 2020 Plan	4,539,008	$0.04	6,102,967
Total	26,235,477	$0.23	7,593,633

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2021, options to purchase an aggregate of 370,500 shares of our Common Stock were cancelled due to resignation and termination of employees of which 107,000 were made available for reissue. In addition, during the same period, options to purchase an aggregate of 35,000 shares of our Common Stock expired.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Going Concern, Liquidity, and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 31, 2023.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2021, the Company had an accumulated deficit of approximately $197,890,000, a loss from operations of approximately $(10,080,000), net cash provided by operating activities of $678,766 and an ending cash balance of $659,226.

As of December 31, 2021, the Company had cash and a working capital deficit of approximately $87,000,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern 12 months from the date the financial statement are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Operating loss was approximately $1,147,000 and $1,878,000 for the years ended December 31, 2021, and 2020, respectively. Our net loss was approximately $10,080,000 and $11,683,000 for the years ended December 31, 2021, and 2020, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2021, and 2020.

	2021	2020
	(000’s)
Net cash flows provided by (used in) operating activities	$678	$(791)
Net cash flows used in investing activities	(227)	(302)
Net cash provided by (used in) financing activities	(150)	1,181
Increase in cash	301	88
Cash, cash equivalents and restricted cash at beginning of period	358	270
Cash, cash equivalents and restricted cash at end of period	$659	$358

Net increase in cash during the year ended December 31, 2021 was approximately $301,000. The principal use of cash in operating activities for the year ended December 31, 2021 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The change in cash flows used in operating activities between 2021 and 2020 of approximately $1,469,000 is primarily a result of increased revenue from our sales-based contracts, reducing net loss by $1,602,000. The change in cash flows used in investing activities between 2021 and 2020 of approximately $75,000 is primarily a result of the reduction of purchases and installation of CareView Patient Systems and costs associated with patents and trademarks. The change in cash flows provided by financing activities between 2021 and 2020 of approximately $1,331,000 is primarily due to receiving funds from our payroll protection program loan in 2020.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

	Year Ended December 31,
	2021	2020	Change
	(000’s)
Revenue, gross	$7,802	$6,488	$1,314
Operating expenses:
Network operations	2,603	2,738	(135)
General and administration	3,226	2,722	504
Sales and marketing	550	575	(25)
Research and development	1,711	1,708	3
Depreciation and amortization	680	597	83
Cost of equipment	179	26	153
Operating expenses	8,949	8,366	583
Operating loss	$(1,147)	$(1,878)	$731

Revenue, net

Revenue increased approximately $1,314,000 for the year ended December 31, 2021 as compared to the same period in 2020. The increase in revenue results from the increase in our sales-based contracts. In 2021, just the equipment portion of ten sales-based contracts provided approximately 1,950,000 of revenue.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2021	2020
Human resource costs, including benefits and non-cash compensation	56%	56%
Professional and consulting costs	8%	10%
Depreciation and amortization expense	7%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	4%	5%
Travel and entertainment expense	3%	4%
Cost of equipment	2%	.5%
Other expenses	20%	17.5%

Operating expenses increased by approximately $583,000 (or 6.96%) as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	372
Professional and consulting costs	(101)
Depreciation and amortization expense	85
Other product deployment costs, excluding human resources and travel and entertainment costs	(82)
Travel and entertainment expense	(42)
Equipment cost	153
Other expenses	198
$583

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $372,000 primarily because of additional sales and marketing and research and development staffing during the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020. This includes an increase of employee commissions, paid upon sales-based contracts. Professional and consulting fees decreased approximately $101,000, primarily because of lower legal costs in obtaining and defending patents as well as increase in staff to reduce consulting costs. Depreciation and amortization expense increased by approximately $85,000, due to the purchase of additional assets being placed in service, including deployable network equipment and company vehicle for network operations. Travel and entertainment expense decreased approximately $42,000 due to lower product installations and a greater range of technicians to handle service calls during the twelve months ended December 31, 2021 as compared to the same period in 2020. Other product development costs decreased approximately $82,000 primarily because of decreases in product deployment and installation costs and related non-capital equipment costs. The increase of approximately $198,000 in other expense is due to a number of factors, including increased insurance premium costs, higher software license costs and utility costs.

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

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: income taxes, impairment of long-lived assets, sales-based revenue recognition and credit agreement amendments.

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

Sales-based Revenue Recognition: We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined. Customer contract fulfillment typically involves multiple procurement promises which are include various equipment, software subscription, project-related installation and training services, and support. We have implemented formal documentation of customer acceptance for these various performance obligations to help alleviate certain estimates needed to establish specific dates of contract fulfillment. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. General assessment must be made to establish the standalone selling price of our equipment and services based on limited comparable market values, which therefore makes the determination of our revenue allocations. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

Generally, we recognize revenue under Topic 606 for each of our performance obligations as follows:

●	Hardware packages – We recognize revenue related to the sale of hardware packages when control has been transferred to the customer (“point in time”).

●	Software bundle and related services – We recognize on a straight-line basis over the estimated contracted license period (“over time”).

Credit Agreement Amendments: The company has entered into certain credit agreements in which further amendments have been established. At the time of modification, a classification must be made of the credit risk and economical condition to determine whether the respective modification is granted as a Troubled Debt Restructuring (TDR). Each amendment must be assessed and established to direct the appropriate calculations and accounting treatment. Due to the complexity of certain agreements, necessary judgements are encompassed to establish the appropriate calculations based on the associated effective borrowing rates.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company will adopt this guidance on its effective date for smaller reporting companies, January 1, 2024.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. With the adoption of Topic 820, there has been no material change for our company’s fair value measurements as defined by U.S. GAAP and required disclosures included herein above, for each asset class.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2021. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2021

On March 8, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Fourth 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) .. In connection with the Fourth 2011 Note Allonges and the Fourth 2012 Note Allonges, we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price equal to $0.09 per share and with an expiration date of March 8, 2032 to the HealthCor Parties.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the year ended December 31, 2021 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, due to the existence of the following material weaknesses:

●	It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP accounting for certain complex transactions in the areas of revenues, debt, and income taxes, due to a lack of technical expertise.

●	Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight. Specifically, the accounting personnel had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports.

●	Additionally, during the year ended December 31, 2021, management identified a material weakness in the segregation of duties and user access in certain information technology (“IT”) systems that support the Company’s financial reporting processes due to a lack of IT resources.

Based on additional procedures and post-closing review, Management concluded that the consolidated financial statements including this report present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

We began to take steps to address our material weaknesses through our remediation plan. We implemented the following measures:

●	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.

●	The Company is in the process of hiring a certified public accountant (“CPA”) as its Controller, and has recently hired a senior-level accountant CPA eligible, and staff-level accountant pursuing CPA eligibility.

●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.

●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.
●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control Over Financial Reporting:

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	62	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	47	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	66	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	89	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	63	Director	April 21, 2011	N/A
David R. White	74	Director	January 1, 2014	N/A
Steven B. Epstein	78	Director	April 1, 2014	N/A
Dr. James R. Higgins	72	Director	April 1, 2014	N/A

Mr. Lightcap was elected to serve on our Board of Directors pursuant to the terms of the HealthCor Note Purchase Agreement executed on April 21, 2011. Other than Mr. Lightcap, there are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between nonmanagement shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

David R. White – Director

David R. White was elected as a director on January 1, 2014. From December 1, 2000 to November 1, 2010, Mr. White served as the Chief Executive Officer of IASIS Healthcare Corporation, and he served as the Chief Executive Officer of IASIS Healthcare LLC from December 1, 2000 to October 2010. Mr. White served as the President of IASIS Healthcare Corporation from May 22, 2001 to May 2004 and also served as the President of IASIS Healthcare LLC from May 22, 2001 to May 2004. He served as the President and Chief Executive Officer of LifeTrust, from November 1998 to November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation. Previously, Mr. White served as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. He was Executive Chairman of Anthelio Healthcare Solutions Inc. from June 2012 to September 2016 and was its Independent Director from July 28, 2011 to September 2016. He has been Chairman of the Board at IASIS Healthcare Corporation since October 1999. He has been a Member of Strategic Advisory Board of Satori World Medical, Inc. since 2011. He was a Director of REACH Health, Inc. from August 30, 2011 to June 2015. He also serves as a director to CareView Communications, Inc. (OTCQB:CRVW), a healthcare technology company. He served as Non-Executive Director at Parkway Holdings Limited from July 15, 2005 to March 8, 2007. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, TN in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, TX in 1973. Mr. White’s lifetime career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

Steven B. Epstein - Director

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

For the year ended December 31, 2021, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2021, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Our Board is comprised of accomplished professionals who represent diverse and key areas of expertise including national business, operations, manufacturing, government, finance and investing, management, entrepreneurship, higher education and science, research and technology. We believe our directors’ wide range of professional experiences and backgrounds; education and skills has proven invaluable to our Company, and we intend to continue leveraging this strength.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 5 meetings of the Board of Directors during the year ended December 31, 2021 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2021, and 2020. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2021	$ 265,046						$ 17,232	$ 282,278
	2020	$ 250,046	—	—	—	—	—	$ 16,997	$ 267,043

Sandra K McRee (2) (COO)	2021	$ 216,045						$ 8,232	$ 224,277
	2020	$ 216,045	—	—	—	—	—	$ 7,997	$ 224,042

Jason T. Thompson (3) (Principal Financial Officer)	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—

(1)	For 2021: All Other Compensation includes $9,000 for car allowance and $8,232 for health insurance premiums paid on Mr. Johnson’s behalf.

For 2020: All Other Compensation includes $9,000 for car allowance and $7,997 for health insurance premiums paid on Mr. Johnson’s behalf.

(2)	For 2021 and 2020: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.

(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2021, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

Name and Office	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	2,000,000(1)	—	—	$0.10	12/05/26	—	—	—	—
	666,667(2)	—	—	$0.06	11/28/27	—	—	—	—
	400,000	800,000(3)	—	$0.04	08/08/30	—	—	—	—
Sandra K McRee (COO)	2,000,000(4)	—	—	$0.51	10/30/23	—	—	—	—
	1,000,000(5)	—	—	$0.53	02/22/25	—	—	—	—
	2,000,000(6)	—	—	$0.10	12/05/26	—	—	—	—
	2,000,000(7)	—	—	$0.10	12/02/27	—	—	—	—
	2,466,667	4,933,333(8)	—	$0.04	08/08/30	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	150,000(9)	—	—	$0.40	12/31/23	—	—	—	—
	235,295(10)	—	—	$0.17	08/29/26	—	—	—	—
	666,667(11)	—	—	$0.06	11/28/27	—	—	—	—
	400,000	800,000(12)	—	$0.04	08/08/30	—	—	—	—

(1) All underlying shares vested on December 7, 2019.

(2) All underlying shares vested on November 11, 2020.

(3) One third of the underlying shares vested on August 10, 2021.

(4) All underlying shares vested on November 1, 2016.

(5) All underlying shares vested on February 25, 2018.

(6) All underlying shares vested on December 7, 2019.

(7) All underlying shares vested on December 3, 2020.

(8) One third of the underlying shares vested on August 10, 2021.

(9) All underlying shares vested on January 2, 2017

(10) All underlying shares vested on August 31, 2019.

(11) All underlying shares vested on November 20, 2020.

(12) One third of the underlying shares vested on August 10, 2021.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2021 or 2020 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our Directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2021, there were no options granted to Directors.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Com- pensation ($)	Total ($)
			$24,000				$24,000
			$50,700				$50,700
			$24,000				$24,000
L. Allen Wheeler (2)	—	—	$36,000	—	—	—	$36,000
			$221,500				$221,500
			$16,900				$16,900
			$24,000				$24,000
			$24,000				$24,000
Steven B. Epstein (3)	—	—	$36,000	—	—	—	$36,000
			$66,450				$66,450
			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins (4)			$36,000				$36,000
Jeffery C. Lightcap(5)	—	—	—	—	—	—	—
			$130,000				$130,000
			$24,000				$24,000
			$24,000				$24,000
David R. White (6)	—	—	$36,000	—	—	—	$36,000

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.

(2)	An aggregate of 1,451,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(3)	An aggregate of 1,851,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(4)	An aggregate of 1,451,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(5)	No granted options.

(6)	An aggregate of 1,801,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Convertible securities are valued as of the most practical date, March 31, 2022. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	58,706,950 (2)	32.20%
Common Stock	Sandra K. McRee (Chief Operating Officer)	14,639,055 (3)	9.55%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	5,850,482 (4)	4.05%
Common Stock	L. Allen Wheeler (Chairman of the Board)	30,301,931 (5)	19.73%
Common Stock	Steven B. Epstein (Director)	10,143,865 (6)	6.87%
Common Stock	Dr. James R. Higgins (Director)	40,090,295 (7)	23.85%
Common Stock	Jeffrey C. Lightcap (Director)	80,220,315 (8)	36.53%
Common Stock	David R. White (Director)	2,071,962 (9)	1.47%
Common Stock	All Officers & Directors as a Group (8 persons)	242,024,854(10)	72.32%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 139,380,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	This amount includes (i) 208,977 shares directly owned by Johnson, (ii) 3,066,667 shares due to Johnson upon exercise of vested Options, (iii) 550,001 shares due to Johnson upon exercise of vested warrants, (iv) 39,319,689 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022), and (v) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 182,317,105 shares which would be outstanding if all of Johnson’s vested Options and Warrants were exercised, and convertible debt was converted.

(3)	This amount includes (i) 750,000 shares directly owned by McRee, (ii) 9,466,667 shares due to McRee upon exercise of vested Options, (iii) 148,076 shares due to McRee upon exercise of vested warrants, and (iv) 4,274,312 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022). The percentage of class for McRee is based on 153,269,803 shares which would be outstanding if all of McRee’s vested Options and Warrants were exercised, and convertible debt was converted.

(4)	This amount includes (i) 737,500 shares directly owned by Thompson, (ii) 1,451,962 shares due to Thompson upon exercise of vested Options, (iii) 55,769 shares due to Thompson upon exercise of vested warrants, and (iv) 3,605,251 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022). The percentage of class for Thompson is based on 144,493,730 shares which would be outstanding if all of Thompson’s vested Options and Warrants were exercised, and convertible debt was converted.

(5)	This amount includes (i) 1,856,345 shares directly owned by Wheeler, (ii) 1,451,962 shares due to Wheeler upon exercise of Options, (iii) 382,692 shares due to Wheeler upon exercise of vested warrants (iv) 12,376,896 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022), (v) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler, and (vi) 32,216 shares beneficially owned by Global FG, LLC, an entity of which Wheeler owns 50%. The percentage of class for Wheeler is based on 153,592,298 shares which would be outstanding if all of Wheeler’s vested Options and Warrants were exercised, and convertible debt was converted.

(6)	This amount includes (i) 1,780,000 shares directly owned by Epstein, (ii) 1,851,962 shares due to Epstein upon exercise of vested Options, (iii) 178,846 shares due to Epstein upon exercise of vested warrants, and (iv) 6,333.057 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022). The percentage of class for Epstein is based on 147,744,613 shares which would be outstanding if all of Epstein’s vested Options and Warrants were exercised, and convertible debt was converted.

(7)	This amount includes (i) 4,731,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 1,051,962 shares due to Higgins upon exercise of vested Options, (v) 1,682,692 shares due to Higgins upon exercise of vested warrants, and (vi) 25,592,174 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022). The percentage of class for Higgins is based on 168,107,576 shares which would be outstanding if all of Higgins’ vested Options and Warrants were exercised and convertible debt was converted.

(8)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap, as an individual (collectively, the Reporting Persons), beneficially own an aggregate of 80,220,315 shares, representing (i) 72,111,662 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022) and (ii) 8,108,653 shares that may be acquired upon exercise of Warrants. The amounts detailed above include (i) 493,269 shares due to Lightcap upon exercise of vested Warrants and (ii) 35,369,958 shares that may be acquired upon conversion of convertible debt (including interest paid in kind through May 31, 2022). The percentage of class for Reporting Persons is based on 219,601,063 shares which would be outstanding if the Reporting Persons’ notes and convertible debt were converted and all Warrants held by the Reporting Persons were exercised.

(9)	This amount includes (i) 270,000 shares directly owned by White (ii) 1,801,962 shares due to White upon exercise of vested Options. The percentage of class for White is based on 141,182,710 shares which would be outstanding if all of White’s vested Options were exercised.

(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 334,643,661 shares which would be outstanding if all the aforementioned Options, Warrants and convertible securities were exercised or converted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2021, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the participation of certain funding activity in February and July 2018, May 2019, February 2020, and April 2021 (for more detail, see NOTE 13 of the Notes to Consolidated Financial Statements attached hereto), none of our directors, officers, or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2021.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by BDO USA, LLP (“BDO”) for the 2021 quarterly reviews and the annual audit for the year ended December 31, 2021 were approximately $309,000. BDO billed us approximately $300,000 for professional services rendered for the annual audit for the year ended December 31, 2020 and for quarterly review of our financial statements for 2020.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2021 rendered by BDO is approximately $50,000. BDO billed us approximately $50,000 for tax return preparation for the year ended December 31, 2020.

All Other Fees. We incurred no other fees for the years ended December 31, 2021, and 2020.

The Audit Committee of our Board of Directors adopted a policy requiring that it pre-approve all fees paid to our independent registered public accounting firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.08	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.09	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada (1)
3.10	06/26/19	Certificate of Amendment to Articles of Incorporation of CareView Communications, Inc. (incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on June 27, 2019 (File No. 000-54090))
3.11	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation (1)
3.12	04/11/19	Amendments to the Bylaws of CareView Communications, Inc., a Nevada corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.01	02/02/18	Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.02	02/02/18	Second Amended and Restated Warrant to Purchase Common Stock of the Company, issued to PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.03	02/02/18	Amended and Restated Registration Rights Agreement by and between the Company and PDL Investment Holdings, LCC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.04	02/02/18	Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC and the note investors signatory to the Note and Warrant Purchase Agreement, as amended (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.05	02/02/18	Consent to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.06	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.07	02/02/18	Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.08	02/23/18	Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.09	02/23/18	Form of Eighth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.10	02/23/18	Form of Eighth Amendment Supplemental Warrant (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000- 54090))
10.11	02/23/18	Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.12	05/31/18	Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on June 4, 2018 (File No. 000-54090))

10.13	06/14/18	Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on June 15, 2018 (File No. 000-54090))
10.14	06/28/18	Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on July 5, 2018 (File No. 000-54090))
10.15	07/10/18	Ninth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 11, 2018 (File No. 000-54090))
10.16	07/13/18	Tenth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))
10.17	07/13/18	Form of Tenth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000- 54090))
10.18	07/13/18	Third Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))
10.19	08/31/18	Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on September 5, 2018 (File No. 000-54090))
10.20	09/28/18	Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 000-54090))
10.21	11/12/18	Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 16, 2018 (File No. 000-54090))
10.22	11/19/18	Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2018 (File No. 000-54090))
10.23	12/03/18	Eighth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 6, 2018 (File No. 000-54090))
10.24	12/17/18	Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 000-54090))
10.25	01/31/19	Tenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 000-54090))
10.26	02/28/19	Eleventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 4, 2019 (File No. 000-54090))

10.27	03/27/19	Eleventh Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 29, 2019 (File No. 000-54090))
10.28	03/29/19	Twelfth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019 (File No. 000-54090))
10.29	04/09/19	Fourth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.30	04/09/19	Amended and Restated Tranche One Term Note (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.31	04/29/19	Thirteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 1, 2019 (File No. 000-54090))
10.32	05/15/19	Fourteenth Amendment to Modification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.33	05/15/19	Twelfth Amendment to Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.34	05/15/19	Form of Twelfth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000- 54090))
10.35	05/15/19	Fifth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.36	05/15/19	Form of Tranche Three Term Note (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.37	05/15/19	Form of Tranche Three Loan Warrant (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.38	09/30/19	Fifteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on October 4, 2019 (File No. 000-54090))
10.39	11/29/19	Sixteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on December 5, 2019 (File No. 000-54090))
10.40	12/31/19	Seventeenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
10.41	12/31/19	Second Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))
10.42	01/17/20	Eighteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on January 23, 2002 (File No. 000-54090))
10.43	01/28/20	Nineteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-54090))
10.44	01/31/20	Third Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on February 6, 2020 (File No. 000-54090))

10.45	02/06/20	Sixth Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.46	02/06/20	Form of Additional Tranche Three Term Note (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.47	03/31/20	Fourth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 17, 2020 (File No. 000-54090))
10.48	04/17/20	Twentieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 23, 2020 (File No. 000-54090))
10.49	09/30/20	Twenty-First Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on October 6, 2020 (File No. 000-54090))
10.50	11/30/20	Twenty-Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on December 4, 2020 (File No. 000-54090))
10.51	12/31/20	Fifth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on January 5, 2021 (File No. 000-54090))
10.52	1/31/21	Twenty-Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 4, 2021 (File No. 000-54090))
10.53	5/25/21	Twenty-Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 27, 2021 (File No. 000-54090))
10.54	11/29/21	Twenty-Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on December 3, 2021 (File No. 000-54090))
10.55	11/30/21	Sixth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on December 3, 2021 (File No. 000-54090))
10.56	03/08/22	Allonge No. 4 to 2011 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, L.P. (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.57	03/08/22	Allonge No. 4 to 2011 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, L.P. (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.58	03/08/22	Allonge No. 4 to 2012 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, L.P. (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.59	03/08/22	Allonge No. 4 to 2012 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, L.P. (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))

10.60	03/08/22	Form of 2022 HealthCor Warrants (incorporated herein by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.61	03/08/22	Consent and Agreement Pursuant to Note and Warrant Purchase Agreement, by and among the Company, HealthCor Partners Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P). and the investors party thereto (incorporated herein by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.62	03/08/22	Consent and Agreement Regarding Note Extensions, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Communications, LLC., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
21	03/31/22	Subsidiaries of the Registrant*
23.1	03/31/22	Consent of BDO USA, LLP*
31.1	03/31/22	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	03/31/22	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a).*
32.1	03/31/22	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	03/31//22	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

 *Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2022

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

Signature	Title	Date

/s/ Steven G. Johnson Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 31, 2022

/s/ Jason T. Thompson Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	March 31, 2022

/s/ Sandra K. McRee Sandra K. McRee	Chief Operating Officer	March 31, 2022

/s/ L. Allen Wheeler L. Allen Wheeler	Chairman of the Board,	March 31, 2022

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director	March 31, 2022

/s/ David R. White David R. White	Director	March 31, 2022

/s/ Steven B. Epstein Steven B. Epstein	Director	March 31, 2022

/s/ Dr. James R. Higgins Dr. James R. Higgins	Director	March 31, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CareView Communications, Inc.

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareView Communications, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Amendments to the PDL Credit Agreement and the HealthCor 2011 and 2012 Agreements

As described in Note 13 and Note 14 to the consolidated financial statements, the Company has credit agreements with PDL BioPharma, Inc. (“PDL Credit Agreement”) and HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor 2011 and 2012 Agreements”), collectively, the “Agreements”. As of December 31, 2021, outstanding balances under the PDL Credit Agreement and HealthCor 2011 and 2012 Agreements were $20,000,000 and $56,302,303, respectively. During the year ended December 31, 2021, the Company entered into amendments to the Agreements. Management applies significant judgment in determining whether amendments are a Troubled Debt Restructuring (“TDR”).

We identified the accounting for the Amendments, specifically related to management’s determination of the effective borrowing rate in assessing if a concession is granted, as a critical audit matter. The principal consideration for our determination is the complexity in the identification and application of relevant terms and provisions of each amendment to the calculation of the effective borrowing rate. Auditing this element was especially challenging due to the volume of amendments and effort required to address this matter, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

Utilizing personnel with specialized knowledge and skill to assist in: (i) identifying and evaluating relevant terms and provisions of each amendment that affect the accounting for the modification; (ii) and assessing the appropriateness of conclusions reached by management.

Evaluate the effective borrowing rates of the notes by running independent calculations.

Identification of performance obligations and allocation of transaction price to the performance obligations for sales-based contracts

As described in Note 2 to the consolidated financial statements, sales-based contract revenue was $2.4 million for the year ended December 31, 2021. At contract inception, the Company assesses the goods and services promised to the customer and identifies the performance obligation for each promise to transfer a good or service that is distinct. The Company considers all performance obligations whether they are explicitly stated in the contract or are implied by customary business practices. In determining revenue, the Company allocates the aggregate transaction price to the performance obligation depending on the relative standalone selling price of the performance obligations.

We identified the identification of distinct performance obligations and the allocation of transaction price to each identified performance obligation as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the terms of the contracts to identify the distinct performance obligations, as well as to evaluate certain key unobservable inputs used to determine the relative standalone selling price, specifically the market values of the in-house developed cameras and the software monitoring.

The primary procedures we performed to address this critical audit matter included:

Testing a sample of sales-based contracts, by performing the following: (i) reading contract source documents for each selection, (ii) testing the Company’s identification of distinct performance obligations, (iii) evaluating implicit terms within the contracts, (iv) sending contract confirmations directly to customers to confirm the terms and conditions of the selected arrangements.

Testing management's determination of relative standalone selling price for each performance obligation by assessing the appropriateness of the methodology applied, the mathematical accuracy of management’s calculations, and testing a sample of the underlying data and comparing to pricing for similar services the Company has historically provided, along with assessing industry benchmarks.

Utilizing personnel with specialized knowledge and skill to assist in: (i) evaluating the terms and provisions of each contract that affect the determination of distinct performance obligations; (ii) and assessing the appropriateness of conclusions reached by management.

(Signed BDO USA, LLP)

We have served as the Company's auditor since 2010.

Dallas, Texas

March 31, 2022

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$659,228	$357,950
Accounts receivable	933,200	1,146,486
Inventory	349,216	408,450
Other current assets	235,521	244,307
Total current assets	2,177,165	2,157,193

Property and equipment, net	1,138,891	1,592,484

Other Assets:
Intangible assets, net	910,398	897,712
Operating lease asset	555,150	659,099
Other assets, net	299,563	197,121
Total other assets	1,765,111	1,753,932
Total assets	$5,081,167	$5,503,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$414,333	$442,004
Notes payable	20,013,786	20,163,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $307,832 and $1,083,599, respectively	56,302,303	44,883,349
Operating lease liability	162,470	150,087
Other current liabilities	11,740,218	7,858,480
Total current liabilities	89,333,110	74,197,706

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs of $0, and $749,069, respectively	—	9,894,117
Senior secured convertible notes - related parties; net of debt discount and debt costs of $2,562,161 and $3,514,921, respectively	24,302,135	20,717,036
Senior secured convertible notes, net of debt discount and debt costs of $240,125 and $136,810, respectively	3,661,617	3,394,478
Operating lease liability	445,033	561,202
Other liability	37,570	—
Total long-term liabilities	28,446,355	34,566,833
Total liabilities	117,779,465	108,764,539

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	85,052,367	84,409,372
Accumulated deficit	(197,890,046)	(187,809,683)
Total stockholders' deficit	(112,698,298)	(103,260,930)
Total liabilities and stockholders' deficit	$5,081,167	$5,503,609

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended
	December 31, 2021	December 31, 2020
Revenues:
Subscription-based lease revenue	5,404,623	6,473,800
Sales-based equipment package revenue	1,950,386	–
Sales-based software bundle revenue	447,217	14,515
Total revenues	7,802,226	6,488,315

Operating expenses:
Cost of equipment	179,531	26,320
Network operations	2,603,407	2,738,120
General and administration	3,226,310	2,721,552
Sales and marketing	549,419	575,195
Research and development	1,711,211	1,708,296
Depreciation and amortization	679,428	597,119
Total operating expenses	8,949,306	8,366,602

Operating income (loss)	(1,147,080)	(1,878,287)

Other income and (expense)
Interest expense	(8,950,418)	(10,595,598)
Interest income	138	400
Gain on extinguishment of debt	—	786,889
Other expense	—	(37,917)
Other income	16,997	41,867
Total other income (expense)	(8,933,283)	(9,804,359)

Loss before taxes	(10,080,363)	(11,682,646)

Provision for income taxes	—	—

Net Loss	$(10,080,363)	$(11,682,646)

Net loss per share	$(0.07)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	139,380,748	139,381	84,244,343	(176,127,037)	(91,743,313)

Options granted as compensation	—	—	156,342	—	156,342
Issuance of warrants to purchase common stock	—	—	8,687	—	8,687
Net loss	—	—	—	(11,682,646)	(11,682,646)

Balance, December 31, 2020	139,380,748	139,381	84,409,372	(187,809,683)	(103,260,930)

Options granted as compensation	—	—	222,995	—	222,995
Issuance of warrants to purchase common stock	—	—	420,000	—	420,000
Net loss	—	—	—	(10,080,363)	(10,080,363)

Balance, December 31, 2021	139,380,748	139,381	85,052,367	(197,890,046)	(112,698,298)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended
	December 31 2021	December 31 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,080,363)	$(11,682,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578,745	531,098
Amortization of intangible assets	56,271	66,021
Amortization of deferred installation costs	44,414	31,759
Amortization of debt discount	2,395,036	4,552,751
Amortization of deferred debt issuance and debt financing costs	43,352	57,803
Non-cash lease expense	12,383	(11,955)
Gain on extinguishment of debt	—	(786,889)
Interest incurred and paid in kind	3,002,790	2,743,734
Stock based compensation related to options granted	642,995	165,029
Loss on disposal of intangible assets	—	(2,885)
Write off of deferred installation costs	—	21,886
Changes in operating assets and liabilities:
Accounts receivable	213,286	519,852
Inventory	59,234	(408,450)
Other current assets	10,292	(23,842)
Patent license	—	16,393
Accounts payable	(27,669)	2,152
Accrued interest	3,203,226	3,227,058
Other current liabilities	640,942	131,005
Operating lease liability	(116,168)	58,724
Net cash provided by operating activities	678,766	(791,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(99,241)	(142,679)
Payment for deferred installation costs	(59,312)	(26,459)
Patent, trademark, and other intangible assets costs	(68,935)	(133,051)
Net cash used in investing activities	(227,488)	(302,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured convertible promissory notes	—	100,000
Proceeds from payroll protection program loan	—	781,800
Proceeds from promissory notes	—	500,000
Repayment of notes payable	(150,000)	(200,000)
Net cash flows provided used in financing activities	(150,000)	1,181,800

Increase in cash	301,278	88,209
Cash and cash equivalents, beginning of period	357,950	269,741
Cash and cash equivalents, end of period	$659,228	$357,950

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES:
Additions to vehicles financed by vehicle loan	$37,570	$—
Remeasurement of operating lease	$—	$46,769

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

Description of Business and Products

CareView’s video monitoring solutions include the following:

SitterView® and TeleMedView allows hospital staff to use CareView’s video cameras to observe and communicate with patients remotely. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well.

Our CareView Patient Safety System® suite of video monitoring, guest services, and related applications connect patients, families and healthcare providers. CareView’s video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device allowing the nursing staff to maintain a level of visual contact with each patient. We also provide a suite of services including on-demand movies, Internet access via the patient’s television, and video visits with family and friends.

CareView ConnectTM Quality of Life System (“CareView Connect”) consists of an emergency assist button, motion sensors, sleep sensor, and event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can be monitored depending on which options are selected. CareView’s suite of products are designed for the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The CARES Act is an emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions were retroactively effective for years ending before the date of enactment.

In April 2020, the Company applied for, and received, funds under the Paycheck Protection Program in the amount of $781,800. The Company applied for forgiveness, and on November 20, 2020, received confirmation that the amount had been forgiven. The loan balance plus accrued interest of $786,889 was recorded as a gain on extinguishment of debt in the December 31, 2020 consolidate statement of operations. Refer to Note 11.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView and CareView Communications, Inc., a Texas corporation and CareView Operations, LLC, a Nevada limited liability company (our wholly owned subsidiaries). All inter-company balances and transactions have been eliminated in consolidation.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2021 and 2020, an allowance for doubtful accounts of $0 and $0, respectively, was recorded.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred. We include network equipment in fixed assets upon receipt and begin depreciating such equipment when it passes our incoming inspection and is available for use. We attribute no salvage value to the network equipment and depreciation is computed using the straight-line method based on the estimated useful life of seven years. Depreciation of office and test equipment, warehouse equipment and furniture is computed using the straight-line method based on the estimated useful lives of the assets, generally three years for office and test equipment, and five years for warehouse equipment and furniture.

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value, and appropriate valuation adjustments are then established. See Note 6 for more details.

Allowance for System Removal

On occasion, the Company will remove subscription equipment from its larger customer premises due to contract expiration/non-renewal. When equipment is removed an allowance is established based on the estimated cost of removal. At December 31, 2021 and 2020, an allowance of $54,802 and $36,500, respectively, was recorded in other assets in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

●	significant declines in an asset’s market price;

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	significant deterioration in an asset’s physical condition;

●	significant changes in the nature or extent of an asset’s use or operation;

●	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;

●	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;

●	current-period operating, or cash flow losses combined with a history of such losses, or a forecast that demonstrates continuing losses associated with an asset’s use; and

●	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our past experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2021 and 2020, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2021, and 2020.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with GAAP. Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2021, and 2020.

During the years ended December 31, 2021, and 2020, we capitalized no additional intellectual property costs.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents and Trademarks

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for trademarks and 20 years for patents. We begin amortization of these costs on the date patents or trademarks are awarded.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments, and they are considered Level 1 assets under the fair value hierarchy. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short- and long-term debt with similar terms. Remaining maturities are used to estimate the fair value of our short- and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

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

At December 31, 2021, and 2020, we had no financial assets and liabilities reported at fair value.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). For our subscription service contracts, we have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date and therefore, we recognize revenue upon invoicing as further discussed below.

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

We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services, which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined.

Customer contract fulfillment typically involves multiple procurement promises, which may include various equipment, software subscription, project-related installation and training services, and support. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.

●	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).

●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	For the years ended December 31,
	2021	2020
Sales-based contract revenue
Equipment package (point in time)	$1,950,386	$—
Software bundle (over time)	447,217	14,515
Total sales-based contract revenue	2,397,603	14,515

Subscription-based lease revenue	5,404,623	6,473,800
Gross revenue	$7,802,226	$6,488,315

Contract Liabilities

Our subscription-based contracts payment arrangements are required to be paid monthly which are recognized into revenue when received. Some customers choose to pay their subscription fee in advance. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our condensed consolidated balance sheet and recognized into revenues over time.

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

During the years ended December 31, 2021, and 2020, a total of $172,056 and $137,866, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the years ended December 31, 2021, and 2020.

	For the years ended December 31,
	2021	2020
Balance, beginning of period	$238,263	$255,398
Additions	290,620	256,534
Transfer to revenue	(297,742)	(273,669)
Balance, end of period	$231,141	$238,263

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2021, and 2020, a total of $226,861 and $0, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the years ended December 31, 2021, and 2020.

	For the years ended December 31,
	2021	2020
Balance, beginning of period	$226,861	$—
Additions	820,854	237,236
Transfer to revenue	(295,189)	(10,375)
Balance, end of period	$752,526	$226,861

As of December 31, 2021, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $983,667 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2022	$710,893
2023	136,387
Thereafter	136,387
$983,667

Based on our contracts, with exception to initial equipment sales, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accounts receivable is recorded when the right to consideration becomes unconditional and are reported accordingly our consolidated financial statements.

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

The table below details the activity in these deferred installation costs during the years ended December 31, 2021, and 2020, included in other assets in the accompanying consolidated balance sheet.

	For the years ended December 31,
	2021	2020
Balance, beginning of period	$54,002	$81,188
Additions	59,312	26,459
Transfer to expense	(44,413)	(53,645)
Balance, end of period	$68,901	$54,002

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 43 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 226,000,000 and 207,000,000 at December 31, 2021, and 2020, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2021, and 2020, totaled approximately $33,000 and $30,000, respectively.

Concentration of Credit Risks and Customer Data

During 2021, no customer comprised more than 10% of our revenue. During 2020 one customer comprised $1,179,000 or 18% of our revenue, while no other customer comprised more than 10%.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as historical loss experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of the new guidance by one year to fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting the new accounting standards on its consolidated financial statements.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2021, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both sales-based and subscription-based models, which assume dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

As of the year ended December 31, 2021, the Company had cash and a working capital deficit of approximately $87,062,000 consisting primarily of notes payables and senior secured notes. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt is about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2021, and 2020, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized, and zero shares outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2021, and 2020, we had 500,000,000 shares of Common Stock, $0.001 par value, respectively, authorized, and 139,380,748 shares of Common Stock issued and outstanding. There was no Common Stock issued during the years ended December 31, 2021, and 2020.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Active Warrant Holders

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2019	16,534,030	$0.03-$1.10	$0.49	4.4
Granted	1,000,000	$0.01	$0.01	9.1
Expired	(1,483,572)
Canceled	—
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.3
Granted	2,000,000	$0.23	$0.74	9.3
Expired	—
Canceled	—
Ending Balance at December 31, 2021	18,050,458	$0.01-$0.53	$0.74	4.2

Warrant Activity During 2021 (see Note 14)

In April 2021, we issued 931,600 ten-year Warrants (with a fair value of $195,636) at an exercise price of $0.23 per share to HealthCor Partners Fund, LP.

In April 2021, we issued 1,068,400 ten-year Warrants (with a fair value of $224,364) at an exercise price of $0.23 per share to HealthCor Hybrid Offshore Master Fund, LP.

Warrant Activity During 2020

In February 2020, we issued 1,000,000 ten-year Warrants (with a fair value of $10,000) at an exercise price of $0.01 per share to a director.

Stock Options

The Company’s Stock Incentive Plans include the CareView Communications, Inc.’s 2007 Stock Incentive Plan (“2007 Plan”), 2009 Stock Incentive Plan (the “2009 Plan”), 2015 Stock Option Plan (the “2015 Plan”), 2016 Stock Option Plan (the “2016 Plan”), and 2020 Stock Option Plan ( the “2020 Plan”) pursuant to which 8,000,000, 10,000,000, 5,000,000, 20,000,000 and 20,000,000 shares of Common Stock were reserved for issuance upon the exercise of options, respectively. The Stock Incentive Plans are designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The Stock Options vest over three years and have an exercise period of ten years from the date of issuance.

At December 31, 2021, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 4,419,945 shares have been issued with 580,055 remaining outstanding under the 2015 Plan, Plan Options to purchase 19,089,389 shares have been issued with 910,611 remaining outstanding under the 2016 Plan, and Plan Options to purchase 13,897,033 shares have been issued with 6,102,967 remaining outstanding under the 2020 Plan.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Granted	362,000
Expired	(425,491)
Canceled	—
Balance at December 31, 2021	40,625,477	$0.12	6.7	1,283,975
Vested and Exercisable at December 31, 2021	26,235,477	$0.17	5.6	$1,280,435

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2021, and 2020 were $222,995 and 156,342, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At December 31, 2021, total unrecognized estimated compensation expense related to non-vested Options granted was $371,237, which is expected to be recognized over a weighted- average period of 1.6 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary difference become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. In 2021, the deferred tax valuation allowance increased by $1,581,507. In 2020, the deferred tax valuation allowance increased by $1,649,389.

At December 31, 2021, we had approximately $89,000,000 of federal net operating tax loss carryforward which begins to expire in 2028. At December 31, 2020, we had approximately $89,000,000 of federal net operating tax loss carryforward which begins to expire in 2028. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2021, the Company has not completed an analysis as to whether or not an ownership change has occurred. We are currently subject to the general three-year state of limitation for federal tax. Under this general rule, the earliest period subject to potential audit is 2018. For years to which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.

As of December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

“The CARES Act,” includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expenses for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating, loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted.

The provision for income taxes consists of the following:

	2021	2020
Current:
Federal	$—	$—
State income tax, net of federal benefit	9,672	9,635
Sub-total:	9,672	9,635

Deferred:
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$9,672	$9,635

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2021	2020
Expected income tax benefit at statutory rate	$(2,113,665)	$(2,453,962)
Debt discount amortization	274,596	688,950
Permanently disallowed interest	258,736	238,673
PPP loan	—	(164,178)
Other permanent differences	—	4,390
State income tax, net of federal benefit	9,672	9,635
Other reconciling items	(1,174)	36,738
Change in valuation account	1,581,507	1,640,389
Income tax expense (benefit)	$9,672	$9,635

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$18,726,731	$18,588,968
Accrued interest	8,581,832	7,450,680
Stock based compensation	1,341,514	1,298,120
Amortization	46,658	314,022
Depreciation	307,610	52,965
Accrued expenses	75,895	71,402
Donations	5,947	5,947
Inventory reserve	237,527	237,527
Bad debt allowance	(2)	(2)
Research and development credit carry-forward	29,084	29,084
BCF debt discount	(166,585)	(444,009)
Total deferred tax assets	29,186,211	27,604,704
Valuation allowance for deferred tax assets	(29,186,211)	(27,604,704)
Deferred tax assets, net of valuation allowance	$—	$—

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2021	2020
Inventory	$349,216	$408,450
TOTAL INVENTORY	$349,216	$408,450

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2021	2020
Other prepaid expenses	$235,521	$211,751
Other current assets	—	32,556
TOTAL OTHER CURRENT ASSETS	$235,521	$244,307

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020
Network equipment	$12,620,258	$12,536,423
Office equipment	229,240	229,240
Vehicles	232,411	217,004
Test equipment	204,455	204,455
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,393,855	13,294,613
Less: accumulated depreciation	(12,254,964)	(11,702,129)
TOTAL PROPERTY AND EQUIPMENT	$1,138,891	$1,592,484

Depreciation expense for the years ended December 31, 2021, and 2020, was $578,744 and 531,098, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,254,327	$343,929	$910,398
Other intangible assets	83,745	83,745	—
TOTAL INTANGIBLE ASSETS	$1,338,072	$427,674	$910,398

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,131,581	$238,625	$892,956
Other intangible assets	83,745	78,989	4,756
TOTAL INTANGIBLE ASSETS	$1,215,326	$317,614	$897,712

Other assets consist of the following:

	December 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,283,140	$68,901
Deferred Sales Commissions	122,778	18,841	103,937
Prepaid license fee	249,999	169,398	80,601
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,471,379	$299,563

	December 31, 2020
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,292,729	$1,238,727	$54,002
Prepaid license fee	249,999	153,004	96,995
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,588,852	$1,391,731	$197,121

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued interest	$9,947,730	$6,843,290
Accrued interest, related parties	228,528	129,742
Allowance for system removal	54,802	36,500
Accrued paid time off	173,904	146,342
Deferred officer compensation(1)	139,041	139,041
Deferred revenue	983,667	465,124
Insurance premium financing(2)	103,791	67,927
Other accrued liabilities	108,755	30,514
TOTAL OTHER CURRENT LIABILITIES	$11,740,218	$7,858,480

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

(2)	Renewal of directors and officer’s insurance.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2021, future debt payments due are as follows:

Years Ending December 31,		Total	Loan Payable	Senior Secured Convertible Notes(1)	Senior Secured Notes(2)
2022	Related Party	$57,310,135	$700,000	$—	$56,610,135
	Other	20,013,786	20,013,786	—	—
2023	Related Party	—	—	—	—
	Other	—	—	—	—
2024	Related Party	12,391,062	—	12,391,062	—
	Other	—	—	—	—
2025	Related Party	9,618,186	—	9,618,186	—
	Other	3,741,102	—	3,741,102	—
Thereafter	Related Party	4,859,871	—	4,859,871	—
	Other	155,818	—	155,818	—
Total		$108,089,960	$20,713,786	$30,766,039	$56,610,135

(1)	Senior Secured Convertible Notes are included on the accompanying consolidated financial statements as $27,963,752, which represents this amount less debt discount of $2,802,286.
(2)	Senior Secured Notes are included on the accompanying consolidated financial statements as $56,302,303, which represents this amount less debt discount of $307,832.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

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

NOTE 12– LEASE

Operating Lease

The Company has an operating lease primarily consisting of office space with remaining lease of 18 months.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the twelve months ended December 31, 2021, and 2020 was $286,358 and $295,692, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2021
Assets
Operating lease asset	$555,150
Total lease asset	$555,150

Liabilities
Current liabilities:
Operating lease liability	$162,470

Long-term liabilities:
Operating lease liability, net of current portion	$445,033
Total lease liability	$607,504

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2021, for the following five fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
2022	208,379
2023	214,631
2024	221,069
2025 and thereafter	150,679
Total minimum lease payments	794,758
Less effects of discounting	(187,254)
Present value of future minimum lease payments	$607,504

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for twelve months ending December 31, 2021:

Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$103,785

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 29, 2021, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Fifth Amendment to Modification Agreement (the “Twenty-Fifth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and June 30, 2022 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until June 30, 2022 (the end of the extended Modification) and that such deferrals would be a covered event. The Company has evaluated the Twenty-Fifth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of December 31, 2021, the Amended PDL Warrant has not been exercised.

As of December 31, 2021, the Company and Lender had entered into 25 amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. The amendments entered into during the years ended December 31, 2020 and 2021 qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the years ended December 31, 2021, and 2020, pursuant to the terms of the PDL Modification Agreement, as amended, $3,100,000 and $3,100,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock
2014 HealthCor Notes	30,977,654
2015 Investors	21,401,384
2015 HealthCor Notes	4,280,279
February 2018 Investors	65,862,518
July 2018 Investors	30,638,385
2019 Investor	2,302,972
February 2020 Investor	12,637,716
TOTAL	168,100,907

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $2,734,688 and $4,403,770 in interest for the years ended December 31, 2021 and 2020, respectively, related to these transactions. For the years ended December 31, 2021, and 2020, we recorded $3,002,790 and $2,743,735, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the years ended December 31, 2021, and 2020, we recorded a BCF of $0 and $0, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

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

On November 30, 2021, the Company and Rockwell entered into a Sixth Amendment to the Rockwell Note (the “Sixth Rockwell Note Amendment”), pursuant to which Rockwell agreed to extend the term of the Rockwell Note by three months, to March 31, 2022, and agreed that the quarterly principal payment that would otherwise be due on December 31, 2021 will not be required to be made until March 31, 2022.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

2022 Amendment of 2011 HealthCor Notes and 2012 HealthCor Notes; Issuance of 2022 HealthCor Warrants

On March 8, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Fourth 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “2022 HealthCor Note Extensions”). In connection with the 2022 HealthCor Note Extensions, we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share (subject to adjustment as described therein) and with an expiration date of March 8, 2032 to the HealthCor Parties (collectively the “2022 HealthCor Warrants”).

Also on March 8, 2022, in connection with the 2022 HealthCor Note Extensions and the issuance of the 2022 HealthCor Warrants, we entered into a Consent and Agreement Pursuant to Note and Warrant Purchase Agreement (the “NWPA Consent”) with the HealthCor Parties and certain additional Existing Investors (in their capacity as Majority Holders acting together with the HealthCor Parties), pursuant to which, among other things, (i) the Majority Holders consented to the 2022 HealthCor Note Extensions, (ii) the Majority Holders consented to the issuance of the 2022 HealthCor Warrants and (iii) the parties agreed that the holders of the 2022 HealthCor Warrants would have registration rights for the shares of Common Stock issuable upon exercise of the 2022 HealthCor Warrants under the Registration Rights Agreement dated as of April 20, 2011, as amended June 30, 2015, by and among the Company, the HealthCor Parties and the additional investors party thereto (the “Registration Rights Agreement”).

Also on March 8, 2022, the Company issued to the HealthCor Parties the 2022 HealthCor Warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.09 per share and with an expiration date of March 8, 2032.