Form 10-Q
period 2022-03-31
CareView Communications Inc
filed 2022-05-26
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 23, 2022 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$764,707	$659,228
Accounts receivable	1,090,994	933,200
Inventory	269,917	349,216
Other current assets	122,383	235,521
Total current assets	2,248,001	2,177,165

Property and equipment, net	1,003,951	1,138,891

Other Assets:
Intangible assets, net	952,056	910,398
Operating lease asset	526,652	555,150
Other assets, net	283,393	299,563
Total other assets	1,762,101	1,765,111
Total assets	$5,014,053	$5,081,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$453,869	$414,333
Notes payable	20,000,000	20,013,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $0 and $307,831, respectively	—	56,302,303
Operating lease liability	165,741	162,470
Other current liabilities	12,755,753	11,740,218
Total current liabilities	34,075,363	89,333,110

Long-term Liabilities:
Senior secured notes - related parties, net of debt discount and debt costs of $372,270 and $0, respectively	56,237,865	—
Senior secured convertible notes - related parties; net of debt discount and debt costs of $2,345,746 and $2,562,161, respectively	25,226,730	24,302,135
Senior secured convertible notes, net of debt discount and debt costs of $225,341 and $240,125, respectively	3,774,948	3,661,617
Operating lease liability	412,557	445,033
Other liability, truck	34,049	37,570
Total long-term liabilities	85,686,149	28,446,355
Total liabilities	119,761,512	117,779,465

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	85,348,214	85,052,367
Accumulated deficit	(200,235,054)	(197,890,046)
Total stockholders' deficit	(114,747,459)	(112,698,298)
Total liabilities and stockholders' deficit	$5,014,053	$5,081,167

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Subscription-based lease	$1,307,863	$1,350,043
Sales-based equipment package	817,012	979,977
Sales-based software bundle	194,154	34,863
Total revenue	2,319,029	2,364,883

Operating expenses:
Cost of equipment	117,598	43,799
Network operations	737,476	721,568
General and administration	939,248	723,742
Sales and marketing	189,216	100,599
Research and development	497,252	386,080
Depreciation and amortization	161,463	162,820
Total operating expense	2,642,253	2,138,608

Operating income / (loss)	(323,224)	226,276

Other income and (expense)
Interest expense	(2,021,784)	(2,713,846)
Interest income	—	50
Other income	—	269
Total other income (expense)	(2,021,784)	(2,713,527)

Loss before taxes	(2,345,008)	(2,487,251)

Provision for income taxes	—	—

Net loss	$(2,345,008)	$(2,487,251)

Net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic, and diluted	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	$(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	$139,381	$84,462,250	$(190,296,934)	$(105,695,303)

Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,345,008)	$(2,487,251)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	134,940	149,902
Amortization of intangible assets	14,451	12,918
Amortization of debt discount	166,760	1,166,558
Amortization of deferred installation costs	12,072	9,442
Amortization of deferred debt issuance and debt financing costs	—	14,451
Non-cash lease expense	28,499	788
Interest incurred and paid in kind	806,728	721,825
Stock based compensation related to options granted and warrants issued	295,847	52,878
Changes in operating assets and liabilities:
Accounts receivable	(157,794)	(4,418)
Inventory	79,299	24,086
Other current assets	113,138	134,233
Patent license	4,099	4,098
Accounts payable	39,536	(329,212)
Accrued Interest	688,005	809,200
Other current liabilities	327,529	(232,009)
Operating lease liability	(29,205)	—
Net cash flows provided by (used in) operating activities	178,896	47,489

CASH FLOWS FROM INVESTING ACTIVITIES
Patent, trademark, and other intangible asset costs	(56,110)	—
Net cash flows used in investing activities	(56,110)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(17,307)	(50,000)
Net cash flows provided by (used in) financing activities	(17,307)	(50,000)

Increase (decrease) in cash	105,479	(2,511)
Cash, cash equivalents and restricted cash, beginning of period	659,228	357,950
Cash, cash equivalents and restricted cash, end of period	$764,707	$355,439

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. ("CareView", the "Company", "we", "us" or "our") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under each of our performance obligations as follows:

•	Subscription services – We recognize subscription revenues monthly over the contracted license period.
•	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).
•	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Three Months Ended March 31,
	2022	2021
Sales-based contract revenue
Equipment package, net (point in time)	$817,012	$979,977
Software bundle (over time)	194,154	34,863
Total sales-based contract revenue	1,011,166	1,014,840

Subscription-based lease revenue	1,307,863	1,350,043
Gross revenue	$2,319,029	$2,364,883

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

During the three months ended March 31, 2022 and 2021, a total of $83,194 and $67,165 respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the three months ended March 31, 2022 and 2021.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$231,140	$238,263
Additions	—	69,923
Transfer to revenue	(83,194)	(78,819)
Balance, end of period	$147,946	$229,367

During the three months ended March 31, 2022 and 2021, a total of $490,374 and $166,880, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$752,526	$226,861
Additions	1,505,386	939,028
Transfer to revenue	(1,011,165)	(1,014,841)
Balance, end of period	$1,246,747	$151,048

As of March 31, 2022, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,394,693 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2022	$676,650
2023	359,022
Thereafter	359,022
$1,394,694

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below details the activity in these deferred installation costs during the periods ended March 31, 2022 and 2021, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$68,901	$54,002
Additions	—	—
Transfer to expense	(12,071)	(9,442)
Balance, end of period	$56,830	$44,560

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 41 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 178,543,025 and 211,000,000 at March 31, 2022 and 2021, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT'S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the three months ended March 31, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2022, the Company had an accumulated deficit of approximately $200,200,000, loss from operations of approximately $323,000, net cash provided by operating activities of $178,896 and an ending cash balance of $764,707.

As of March 31, 2022, the Company had cash and a working capital deficit of $31,827,363 consisting primarily of notes payables. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the unaudited condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As of March 8, 2022, the company extended HealthCor 2011 and 2012 notes through April 20, 2023 by entering Allonge No.4, and we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of our stock prices (and that of peer entities whose stock prices were publicly available) over a period equal to the expected life of the awards. Where appropriate we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2007- 2009. On April 20, 2021, we issued 931,600 and 1,068,400 warrants to purchase our Common Stock at an exercise price of $0.23 per share to HealthCor Partners and HealthCor Hybrid, respectively. See NOTE 11.

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2021	18,050,458	$0.01-$0.53	$0.74	4.2
Granted	3,000,000	$0.08	$0.08	9.9
Expired	—
Canceled	—
Balance at March 31, 2022	21,050,458	$0.01-$0.53	$0.26	4.1

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2022, 141,500 options to purchase our Common Stock were granted having a fair value of $15,280 in which 85,000 options have exercise price of $0.1 per share and 56,500 options have exercise price of $0.12 per share. During the three months ended March 31, 2022, no options expired or were terminated.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2021	40,625,477	$0.12	6.7	$1,283,975
Granted	141,500
Forfeited/Expired	—
Exercised	—
Balance at March 31, 2022	40,766,977	$0.12	6.5	$807,202
Vested and Exercisable at March 31, 2022	26,262,810	$0.16	5.4	$805,202

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2022 and 2021 ($55,847 and $52,878, respectively) is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2022, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $330,670, which is expected to be recognized over a weighted-average period of 1.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$122,382	$235,521
TOTAL OTHER CURRENT ASSETS	$122,383	$235,521

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Inventory Asset	$269,917	$349,216
TOTAL INVENTORY	$269,917	$349,216

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Network equipment	$12,850,623	$12,620,259
Office equipment	229,240	229,240
Vehicles	232,411	232,411
Test equipment	—	204,455
Furniture	92,846	92,846
Warehouse equipment	9,523	9,523
Leasehold improvements	5,122	5,121
TOTAL PROPERTY AND EQUIPMENT	13,419,765	13,393,856
Less: accumulated depreciation	(12,415,814)	(12,254,964)
TOTAL PROPERTY AND EQUIPMENT, NET	$1,003,951	$1,138,891

Depreciation expense for the three months ended March 31, 2022 and 2021 was $134,941 and $149,902, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	March 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,310,436	$358,380	$952,056
TOTAL INTANGIBLE ASSETS	$1,310,436	$358,380	$952,056

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,254,327	$343,929	$910,398
Other intangible assets	83,745	83,745	—
TOTAL INTANGIBLE ASSETS	$1,338,072	$427,674	$910,398

Other assets consist of the following:

	March 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,295,212	$56,829
Deferred sales commission	122,778	18,841	103,937
Prepaid license fee	249,999	173,496	76,503
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,487,549	$283,393

	December 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,283,140	$68,901
Deferred sales commissions	122,778	18,841	103,937
Prepaid license fee	249,999	169,398	80,601
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,471,379	$299,563

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued interest	$10,608,610	$9,947,730
Accrued interest, related parties	255,653	228,528
Allowance for system removal	54,802	54,802
Accrued paid time off	184,758	173,904
Deferred officer compensation (1)	139,041	139,041
Deferred revenue	1,394,694	983,667
Accrued taxes (other than income taxes)	55,320	38,367
Insurance premium financing (2)	—	103,791
Other accrued liabilities	62,875	70,388
TOTAL OTHER CURRENT LIABILITIES	$12,755,753	$11,740,218

(1)	Salary for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.
(2)	Renewal of directors and officer’s insurance.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2022 because of the losses recorded during the three months ended March 31, 2022 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all the benefits of deferred tax assets will not be realized. As of March 31, 2022, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Net operating losses generated from January 1, 2018 are limited to offset 80% of current income, with the remainder of the net operating loss continuing to carry forward indefinitely. Net operating losses incurred before January 1, 2018 are not subject to the 80% limitations and will begin to expire in 2029. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s unaudited condensed consolidated financial statements will be limitations in tax deductions on interest expense. Under the Act, interest deductions disallowed from current income will carryforward indefinitely. The Act did not impact management’s valuation allowance position.

The effective tax rate for the three months ended March 31, 2022 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2022, the Amended PDL Warrant has not been exercised.

As of March 31, 2022, the Company and Lender had entered into twenty-fifth amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final thirteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the three months ended March 31, 2022 and 2021, pursuant to the terms of the PDL Modification Agreement, as amended, $775,000 and $775,000, respectively, was recorded as interest expense on the accompanying unaudited condensed consolidated financial statements.

NOTE 11 – AGREEMENT WITH HEALTHCOR

On April 21, 2011, we entered into a Note and Warrant Purchase Agreement (as subsequently amended) with HealthCor Partners Fund, LP (“HealthCor Partners”) and HealthCor Hybrid Offshore Master Fund, LP (“HealthCor Hybrid” and, together with HealthCor Partners, “HealthCor”) (the “HealthCor Purchase Agreement”). Pursuant to the terms of the HealthCor Purchase Agreement, we sold and issued Senior Secured Convertible Notes to HealthCor in the principal amount of $9,316,000 and $10,684,000, respectively (collectively the “2011 HealthCor Notes”). The 2011 HealthCor Notes have a maturity date of April 20, 2021. We also issued Warrants to HealthCor for the purchase of an aggregate of up to 5,488,456 and 6,294,403 shares, respectively, of our Common Stock at an exercise price of $1.40 per share (collectively the “2011 HealthCor Warrants”). So long as no event of default has occurred, the outstanding principal balances of the 2011 HealthCor Notes accrue interest from April 21, 2011 through April 20, 2016 (the “First Five-Year Note Period”) at the rate of 12.5% per annum, compounding quarterly and shall be added to the outstanding principal balances of the 2011 HealthCor Notes on the last day of each calendar quarter. Interest accruing from April 21, 2016 through April 20, 2021 (the “Second Five Year Note Period”) at a rate of 10% per annum, compounding quarterly, may be paid quarterly in arrears in cash or, at our option, such interest may be added to the outstanding principal balances of the 2011 HealthCor

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 08, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Third 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “HealthCor Note Extensions”). In connection with the HealthCor Note Extensions, we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share (subject to adjustment as described therein) and with an expiration date of March 08, 2032, to the HealthCor Parties (collectively the “2021 HealthCor Warrants”).

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also on March 08, 2022, in connection with the HealthCor Note Extensions and the issuance of the 2021 HealthCor Warrants, we entered into a Consent and Agreement Pursuant to Note and Warrant Purchase Agreement (the “2022 NWPA Consent”) with the HealthCor Parties and certain additional Existing Investors (in their capacity as Majority Holders acting together with the HealthCor Parties), pursuant to which, among other things, (i) the Majority Holders consented to the HealthCor Note Extensions, (ii) the Majority Holders consented to the issuance of the 2021 HealthCor Warrants and (iii) the parties agreed that the holders of the 2021 HealthCor Warrants would have registration rights for the shares of Common Stock issuable upon exercise of the 2021 HealthCor Warrants under the Registration Rights Agreement dated as of April 20, 2011, as amended June 30, 2015, by and among the Company, the HealthCor Parties and the additional investors party thereto (the “Registration Rights Agreement”).

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock
2014 HealthCor Notes	31,752,095
2015 Investors	21,936,419
2015 HealthCor Notes	4,387,286
February 2018 Investors	67,920,722
July 2018 Investors	31,595,834
May 2019 Investors	2,374,939
February 2020 Investors	13,032,645
TOTAL	172,999,940

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $406,760 and $1,166,558 in interest for the three months ended March 31, 2022 and 2021, respectively, related to these transactions. For the three months ended March 31, 2022 and 2021, we recorded $806,728 and $721,825, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate for three months ended March 31, 2022.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants were issued with Allonge 4 Amendment Notes and the proceeds were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring lia0bility treatment and therefore were classified as equity. At each amendment date, the warrants were recorded as debt discount, as a reduction of the net carrying amount of the debt. The debt discounts are amortized into interest expense each period under the effective interest method. The value allocated to the Allonge 4 Amendment Warrants was $240,000.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 41 months (Lease through August 31, 2025).

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended March 31, 2022 and 2021 was $82,706 and $72,684, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

	As of March 31, 2022	As of December 31, 2021
Assets
Operating lease asset	$526,652	$555,150
Total lease asset	$526,652	$555,150

Liabilities
Current liabilities:
Operating lease liability	$165,741	$162,470
Long-term liabilities:
Operating lease liability, net of
current portion	$412,557	$445,033
Total lease liability	$578,298	$607,503

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2022, for the following five fiscal years and thereafter as follows:

Quarter ending March 31, 2022	Operating Leases
Remaining 2022	$165,741
2023	211,451
2024	217,794
2025	148,447
Total minimum lease payments	743,433
Less effects of discounting	(165,134)
Present value of future minimum lease payments	$578,299

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,205

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 26, 2022, the date of filing of this Form 10-Q.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the "Report"). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the "SEC") The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report"), the terms "we," "us," "our," "CareView," or "Company" refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation ("CareView-TX") and CareView Operations, LLC, a Nevada limited liability company ("CareView Operations") (collectively known as the "Company's Subsidiaries").

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol "CRVW.''

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

COVID-19 Outbreak

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended March 31, 2022. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	Change
		(000’s)
Revenue	$2,319	$2,366	$(47)
Operating expenses	2,642	2,139	503
Operating income	(323)	227	(550)
Other, net	(2,022)	(2,714)	692
Net loss	$(2,345)	$(2,487)	$142

Revenue

Revenue decreased approximately $47,000 for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in revenue is mainly a result of decrease in sales of our new Gen5 equipment.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2022	2021
Human resource costs, including benefits and non-cash compensation	51%	57%
Professional and consulting costs	9%	12%
Depreciation and amortization	6%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	5%	6%
Travel and entertainment expense	2%	2%
Other expenses	27%	15%

Operating expenses increased by a net 24% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$136
Depreciation and amortization	(10)
Other product deployment costs, excluding human resources and travel and entertainment expense	2
Professional and consulting costs	(16)
Travel and entertainment expense	5
Other expenses	386
$503

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $136,000 due to sales and marketing team salaries and commission paid on software sales, and additional sales staff being added during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Professional and consulting fees decreased approximately $16,000, due to decreased legal and consulting fees. For the comparable periods, other expenses increased approximately $386,000, primarily as a result patent maintenance cost expense and software licenses as well as cost of sales.

Other, net

Other non-operating income and expense decreased by approximately $692,000 or 25.5%, for the three months ended March 31, 2022 in comparison to the same period in 2021, primarily because of the decrease in interest expense.

Net Loss

As a result of the factors above, our first quarter 2022 net loss of approximately $2,345,000 decreased approximately $142,000 or 5.7%, as compared to approximately $2,487,000 net loss for the first quarter of 2021.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 26, 2023.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2022, the Company had an accumulated deficit of $200,235,059, loss from operations of $323,224, net cash provided by operating activities of $178,896, and an ending cash balance of $764,707.

As of March 31, 2022, the Company had cash and a working capital deficit of $31,827,363 consisting primarily of notes payables. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As of the date of this quarterly filing, the Company modified its 2011 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes currently classified as long-term liabilities that were due April 20, 2021, for a total of approximately $46,000,000 and 2012 HealthCor Partners Fund, LP and HealthCor Hybrid Offshore Master Fund, LP senior secured notes classified as long- term liabilities due January 31, 2022, for a total of approximately $10,600,000 to extend the due dates to April 20, 2023. See NOTE 11 and 15 for more details.

On March 08, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Third 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “HealthCor Note Extensions”). In connection with the HealthCor Note Extensions, we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share (subject to adjustment as described therein) and with an expiration date of March 08, 2032, to the HealthCor Parties (collectively the “2021 HealthCor Warrants”).

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt exists about the Company’s ability to continue as a going concern through May 26, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 31, 2022 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, with the participation of our management, including Steve G. Johnson, our Chief Executive Officer ("CEO") and principal executive officer, and Jason T. Thompson, our principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the month ended March 31, 2022 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, due to the following material weaknesses:

a.	It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP, a transactions in the areas of revenues, debt, and income taxes, due to a lack of technical expertise.
b.	Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place of reporting and other management oversight. Specifically, the accounting personnel had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports.
c.	Additionally, during the year ended December 31, 2021, management identified a material weakness in the segregation of information technology (“IT”) systems that support the Company’s financial reporting processes due to a lack of IT resources.

.

Based on additional procedures and post-closing review, Management concluded that the consolidated financial statements including this report present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

Steps to address material weaknesses through our remediation plan are as follows:

•	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.
•	The Company is in the process of hiring a certified public accountant (“CPA”) as its Controller then a senior-level accountant CPA eligible in addition to the staff-level accountant pursuing CPA eligibility.
•	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.
•	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.
32

•	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.
•	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

34

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	05/___/22	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/___/22	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	05/___/22	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 26, 2022

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer

36