Form 10-Q
period 2022-06-30
CareView Communications Inc
filed 2022-08-12
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 12, 2022 was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$503,080	$659,228
Accounts receivable	752,951	933,200
Inventory	460,542	349,216
Other current assets	95,211	235,521
Total current assets	1,811,784	2,177,165
Property and equipment, net	874,785	1,138,891
Other Assets:
Intangible assets, net	938,886	910,398
Operating lease asset	497,059	555,150
Other assets, net	270,140	299,563
Total other assets	1,706,085	1,765,111
Total assets	$4,392,654	$5,081,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$568,631	$414,333
Notes payable	20,000,000	20,013,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $284,311 and $307,832 respectively	56,325,824	56,302,303
Operating lease liability	169,179	162,470
Other current liabilities	13,352,560	11,740,218
Total current liabilities	91,116,194	89,333,110

Long-term Liabilities:
Senior secured convertible notes - related parties; net of debt discount and debt costs of $2,120,019 and $2,979,569, respectively	26,166,738	24,302,135
Senior secured convertible notes, net of debt discount and debt costs of $209,952 and $293,349, respectively	3,891,381	3,661,617
Operating lease liability	378,821	445,033
Other liability, truck	30,525	37,570
Total long-term liabilities	30,467,465	28,446,355
Total liabilities	121,583,659	117,779,465

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	85,406,577	85,052,367
Accumulated deficit	(202,736,963)	(197,890,046)
Total stockholders’ deficit	(117,191,005)	(112,698,298)
Total liabilities and stockholders’ deficit	$4,392,654	$5,081,167

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Subscription-based lease	$1,329,883	$1,352,140	$2,634,866	$2,702,182
Sales-based equipment package	—	34,780	807,323	1,014,756
Sales-based software bundle	366,853	158,212	573,576	193,077
Total revenue	1,696,736	1,545,132	4,015,765	3,910,015

Operating expenses:
Cost of equipment	—	—	117,597	43,799
Network operations	609,507	671,678	1,346,983	1,393,245
General and administration	876,991	903,365	1,816,240	1,627,108
Sales and marketing	141,752	135,736	330,968	236,334
Research and development	450,292	401,255	947,544	787,335
Depreciation and amortization	151,490	162,393	312,953	325,213
Total operating expense	2,230,032	2,274,427	4,872,285	4,413,034

Operating (loss)	(533,296)	(729,295)	(856,520)	(503,019)

Other income and (expense)
Interest expense	(1,968,667)	(2,289,454)	(3,990,451)	(5,003,301)
Interest income	54	57	54	106
Other income	—	(1,333)	—	(1,063)
Total other expense	(1,968,613)	(2,290,730)	(3,990,397)	(5,004,258)

Loss before taxes	(2,501,909)	(3,020,025)	(4,846,917)	(5,507,277)

Provision for income taxes	—	—	—	—

Net loss	$(2,501,909)	$(3,020,025)	$(4,846,917)	$(5,507,277)

Net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic, and diluted	139,380,748	139,380,748	139,380,748	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	$(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	$139,381	$84,462,250	$(190,296,938)	$(105,695,307)
Options granted as compensation	—	—	54,605	—	54,605
Issuance of warrants to purchase common stock	—	—	420,000	—	420,000
Net loss	—	—	—	(3,020,025)	(3,020,025)

Balance, June 30, 2021	139,380,748	$139,381	$84,936,855	$(193,316,963)	$(108,240,727)

Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)
Options granted as compensation	—	—	58,363	—	58,363
Net loss	—	—	—	(2,501,909)	(2,501,909)

Balance, June 30, 2022	139,380,748	$139,381	$85,406,577	$(202,736,963)	$(117,191,005)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(4,846,917)	$(5,507,277)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	264,106	293,095
Amortization of intangible assets	27,622	27,369
Amortization of debt discount	495,837	1,477,652
Amortization of deferred installation costs	21,225	16,506
Amortization of deferred debt issuance and debt financing costs	—	25,420
Non-cash lease expense	58,092	1,577
Interest incurred and paid in kind	1,622,052	1,462,564
Stock based compensation related to options granted and warrants issued	354,210	527,483
Changes in operating assets and liabilities:
Accounts receivable	180,249	170,210
Inventory	(111,326)	(2,435)
Other current assets	140,310	(138,690)
Patent license	8,197	8,194
Accounts payable	154,298	(198,467)
Accrued Interest	1,490,131	1,619,164
Other current liabilities	62,706	441,103
Net cash flows provided by (used in) operating activities	(79,208)	223,468

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(39,115)
Patent, trademark, and other intangible asset costs	(56,110)	(14,727)
Net cash flows used in investing activities	(56,110)	(53,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(20,830)	(100,000)
Net cash flows provided by (used in) financing activities	(20,830)	(100,000)

Increase (decrease) in cash	(156,148)	69,626
Cash and cash equivalents, beginning of period	659,228	357,950
Cash and cash equivalents and restricted cash, end of period	$503,080	$427,576

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606"). For our subscription service contracts, we have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date and therefore, we recognize revenue upon invoicing as further discussed below.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.

●	Equipment packages related to sales-based contracts – We recognize equipment revenues when control of the devices has transferred to the client (“point in time”).

●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Six Months Ended June 30,
	2022	2021
Sales-based contract revenue
Equipment package, net (point in time)	$807,323	$1,014,756
Software bundle (over time)	573,576	193,077
Total sales-based contract revenue	1,380,899	1,207,833

Subscription-based lease revenue	2,634,866	2,702,182
Gross revenue	$4,015,765	$3,910,015

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

During the six months ended June 30, 2022 and 2021, a total of $156,784 and $121,833, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the six months ended June 30, 2022 and 2021.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$231,140	$238,263
Additions	—	115,251
Transfer to revenue	(156,784)	(154,745)
Balance, end of period	$74,356	$198,769

During the six months ended June 30, 2022 and 2021, a total of $510,258 and $208,232, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$752,526	$226,861
Additions	1,655,760	1,456,419
Transfer to revenue	(1,274,726)	(1,207,833)
Balance, end of period	$1,133,560	$475,447

As of June 30, 2022, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,207,916 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2022	$625,258
2023	336,385
Thereafter	246,273
$1,207,916

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

The table below details the activity in these deferred installation costs during the six months ended June 30, 2022 and 2021, included in other assets in the accompanying consolidated balance sheet.

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$68,901	$54,002
Additions	—	—
Transfer to expense	(21,225)	(16,506)
Balance, end of period	$47,676	$37,496

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 38 months. At the least commence date, an operating lease liability and related operating lease asset are recognized. The operating lease liability are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liability plus an prepare rent and direct costs from executing the leases.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 183,586,301 and 218,000,000 at June 30, 2022 and 2021, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2022, the Company had an accumulated deficit of $202,736,963, loss from operations of $856,520, net cash used in operating activities of $79,208, and an ending cash balance of $503,080.

As of June 30, 2022, the Company had operating net working capital of $644,862, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the unaudited condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As of March 8, 2022, the Company extended HealthCor 2011 and 2012 notes through April 20, 2023, by entering Allonge No. 4 and we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share.

On June 23, 2022, we agreed with the PDL Investment Holdings, LLC along with Steven G. Johnson and Dr. James R. Higgins in their collective capacity as the Tranche Three Lender to extend the due date from June 30, 2022 until December 31, 2022.

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

The Company’s net losses and cash outflows raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2021	18,050,458	$0.01-$0.53	$0.74	4.2
Granted	3,000,000	$0.08	$0.08	9.9
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at June 30, 2022	21,050,458	$0.01-$0.53	$0.26	3.6

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2022, 728,500 Options to purchase our Common Stock (the “Option(s)”) were granted with a fair value of $53,120 and exercise prices of $0.06-$0.12 per share. During the six months ended June 30, 2022, Options totaling 110,000 were canceled.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2021	40,625,477	$0.12	6.7	$1,283,975
Granted	728,500
Expired	(218,333)
Canceled	—
Balance at June 30, 2022	41,135,644	$0.12	6.3	$524,550
Vested and Exercisable at June 30, 2022	26,199,477	$0.16	5.1	$523,925

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2022 and 2021 ($114,210 and $107,483, respectively) is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

As of June 30, 2022, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $304,317. which is expected to be recognized over a weighted-average period of 1.4 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$95,211	$235,521

TOTAL OTHER CURRENT ASSETS	$95,211	$235,521

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Inventory assets (finished goods)	$460,542	$349,216
TOTAL INVENTORY	$460,542	$349,216

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Network equipment	$12,620,258	$12,620,258
Office equipment	229,240	229,240
Vehicles	232,411	232,411
Test Equipment	230,365	204,455
Furniture	92,846	92,846
Warehouse equipment	9,523	9,523
Leasehold improvements	5,122	5,122
TOTAL PROPERTY AND EQUIPMENT	13,419,765	13,393,855
Less: accumulated depreciation	(12,544,980)	(12,254,964)
TOTAL PROPERTY AND EQUIPMENT, NET	$874,785	$1,138,891

Depreciation expense for the six months ended June 30, 2022 and 2021 was $264,106 and $293,094, respectively.

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	June 30, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,310,436	$371,550	$938,886
TOTAL INTANGIBLE ASSETS	$1,310,436	$371,550	$938,886

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,254,327	$343,929	$910,398
Other intangible assets	83,745	83,745	—
TOTAL INTANGIBLE ASSETS	$1,338,072	427,674	$910,398

Other assets consist of the following:

	June 30, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,304,366	$47,675
Deferred sales commission	122,778	18,841	103,937
Prepaid license fee	249,999	177,595	72,404
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,500,802	$270,140

	December 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,283,140	$68,901
Deferred sales commission	122,778	18,841	103,937
Prepaid license fee	249,999	169,398	80,601
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,471,379	$299,563

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued interest	$11,392,653	$9,947,730
Accrued interest, related parties	273,736	228,528
Allowance for system removal	54,801	54,802
Accrued paid time off	113,402	173,904
Deferred officer compensation (1)	139,041	139,041
Deferred revenue	1,207,916	983,667
Accrued taxes (other than income taxes)	109,201	38,367
Insurance premium financing (2)	—	103,791
Other accrued liabilities	61,810	70,388
TOTAL OTHER CURRENT LIABILITIES	$13,352,560	$11,740,218

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

(2)	Renewal of directors and officer’s insurance.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2021 because of the losses recorded during the six months ended June 30, 2022, and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of June 30, 2022, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the six months ended June 30, 2022, was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

On June 23, 2022, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Sixth Amendment to Modification Agreement (the “Twenty-Sixth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and June 30, 2022 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, October 7, 2020 and June 30, 2022 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on June 30, 2022, would each be deferred until December 31, 2022 (the end of the extended Modification) and that such deferrals would be a covered event. The Company has evaluated the Twenty-Sixth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of June 30, 2022, the Amended PDL Warrant has not been exercised.

As of June 30, 2022, the Company and Lender had entered into twenty-six amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final fourteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the six months ended June 30, 2022 and 2021, pursuant to the terms of the PDL Modification Agreement, as amended, $1,550,000 and $1,550,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock

2014 HealthCor Notes	32,545,898
2015 Investors	22,484,829
2015 HealthCor Notes	4,496,968
February 2018 Investors	70,043,246
July 2018 Investors	32,583,203
2019 Investor	2,449,157
February 2020 Investor	13,439,916
TOTAL	178,043,217

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (’‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $1,622,052 and $1,906,090 in interest for the six months ended June 30, 2022 and 2021, respectively, related to these transactions. For the six months ended June 30, 2022 and 2021, we recorded $735,837 and $1,462,564, respectively, of interest related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate for six months ended June 30, 2022.

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

As of March 31, 2022, the Rockwell Note was paid off.

NOTE 13 – LEASE

Under ASC Topic 842, Leases (“ASC 842"), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with remaining lease term of 38 months (Lease through August 31, 2025).

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the six months ended June 30, 2022 and 2021 was $154,202 and $140,202, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

	As of June 30, 2022	As of December 31, 2021
Assets
Operating lease asset	$497,059	$555,150
Total lease asset	$497,059	$555,150

Liabilities
Current liabilities:
Operating lease liability	$169,179	$162,470
Long-term liabilities:
Operating lease liability, net of
current portion	$378,821	$445,033
Total lease liability	$548,000	$607,503

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2022, for the following five fiscal years and thereafter as follows:

Quarter ending June 30, 2022	Operating Leases
Remaining 2022	$105,729
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	692,108
Less effects of discounting	(144,108)
Present value of future minimum lease payments	$548,000

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating leases	$(59,504)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2022, the date of filing of this Form 10-Q.

On July 12, 2022, we entered into amendments to the 2014 HealthCor Notes, 2015 Supplemental Notes, Eighth Amendment Supplemental Closing Notes, Tenth Amendment Supplemental Closing Notes, Twelfth Amendment Supplemental Closing Note and Thirteenth Amendment Supplemental Closing Note (collectively, the “2022 Allonges”) to suspend the accrual of interest on the 2014 HealthCor Notes as to 100% of the outstanding principal amount under such notes, 2015 Supplemental Notes as to 100% of the outstanding principal amount under such notes, Eighth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Tenth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Twelfth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, and Thirteenth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, for all periods beginning on and after January 1, 2022. The Company is evaluating the accounting impact of this amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The reported results will not necessarily reflect future results of operations or financial condition.

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

COVID-19 Outbreak

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended June 30, 2022. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

CareView Patient Safety System Products and Services Agreement with Healthcare Facilities

CareView’s subscription-based model is offered to healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView Patient Safety System products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Under the subscription-based model, terms of each P&S Agreement require the healthcare facility to pay us a monthly fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare companies enter into individual facility level agreements that are substantially like our P&S Agreements.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the updated contracting model has been added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis. On December 1, 2021, the HealthTrust GPO Agreement was renewed for another 3-years term.

Group Purchasing Agreement with Premier, Inc.

On June 8, 2022, the Company entered a Group Purchasing Agreement with Premier, Inc. (“Premier”), headquartered in Charlotte, N.C. Premier is a leading healthcare improvement company, uniting an alliance of more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations to transform healthcare. The agreement was effective on June 15, 2022 and all Gen 5 CareView Patient Safety System components and modules are available for purchase by Premier’s exclusive membership. Premier members may order CareView’s products and services included in the agreement directly from CareView.

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

Results of Operations

Three months ended June 30, 2022, compared to three months ended June 30, 2021

	Three months ended June 30,
	2022	2021	Change
	(000 ’s)
Revenue	$1,697	$1,545	$152
Operating expenses	2,230	2,274	(44)
Operating income	(533)	(729)	196
Other, net	(1,969)	(2,291)	322
Net loss	$(2,502)	$(3,020)	$518

Revenue

Revenue increased approximately $152,000 for the three months ended June 30, 2022, as compared to the same period in 2021.  The increase was attributable to recognizing deferred revenue from software sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2022	2021
Human resource costs, including benefits and non-cash compensation	57%	54%
Professional and consulting costs	12%	11%
Depreciation and amortization	7%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	1%	5%
Travel and entertainment expense	0%	4%
Other expenses	23%	19%

Management controlled operating expenses relatively flat to prior comparative period.

Other, net

Other, net decreased approximately $322,000 for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease was attributable to not having the one-time HealthCor Allonge 3 Amendment debt restructuring and warrants costs as in the same period in 2021.

Net Loss

Our second quarter 2022 net loss of approximately $2,502,000 decreased approximately $518,000 or 17%, as compared to approximately $3,020,000 net loss for the second quarter of 2021.

Six months ended June 30, 2022, compared to six months ended June 30, 2021

	Six months ended June 30,
	2022	2021	Change
	(000 ’s)
Revenue	$4,016	$3,910	$106
Operating expenses	4,872	4,413	459
Operating income	(856)	(503)	(353)
Other, net	(3,990)	(5,004)	1,014
Net loss	$(4,846)	$(5,507)	$661

Revenue

Revenue increased approximately $106,000 for the six months ended June 30, 2022, as compared to the same period in 2021. The increase was attributable to recognizing deferred revenue from software sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2022	2021
Human resource costs, including benefits and non-cash compensation	55%	56%
Professional and consulting costs	11%	11%
Depreciation and amortization	6%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	5%	5%
Travel and entertainment expense	3%	3%
Other expenses	20%	18%

Operating expenses increased by a net 10% or $459,000. The increase was attributable to patent maintenance, property taxes, sales taxes, software licenses, advertising and marketing, hospital credentialing, trade shows, and rent being higher than the comparable period.

Other, net

Other, net decreased approximately $1,014,000 for the six months ended June 30, 2022, as compared to the same period in 2021. The decrease was attributable to not having the one-time HealthCor Allonge 3 Amendment debt restructuring and warrants costs and remeasuring the debt at the modification date at the new effective date, which was lower than the same period in 2021.

Net Loss

Year-to-date 2022 net loss of approximately $4,846,000 decreased approximately $660,000 or 12%, as compared to approximately $5,507,000 net loss for the comparable six months of 2021.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 12, 2023.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of the six months ended June 30, 2022, the Company had an accumulated deficit of $202,736,963, loss from operations of $856,520, net cash used in operating activities of $79,208, and an ending cash balance of $503,080.

As of June 30, 2022, the Company had an operating net working capital of $644,862, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

On June 23, 2022, we agreed with the PDL Investment Holdings, LLC along with Steve G. Johnson and Dr. James R. Higgins in their collective capacity as the Tranche Three Lender to extend the due date from June 30, 2022 until December 31, 2022.

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

The Company’s net losses and cash outflows raise doubt exists about the Company’s ability to continue as a going concern through August 12, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 31, 2022 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended June 30, 2022.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the month ended June 30, 2022 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, due to the following material weaknesses:

a.	It was determined that the Company does not have effective controls over the identification and evaluation of the GAAP, transactions in the areas of revenues, debt, and income taxes, due to a lack of technical expertise.

b.	Due to a lack of accounting resources, it was determined that the Company had inadequate segregation of duties in place of reporting and other management oversight. Specifically, the accounting personnel had responsibility for initiating transactions in the financial statement areas of revenues, equity, payroll, debt, and financial reporting, recording transactions, and preparing financial reports.

c.	Additionally, during the year ended December 31, 2021, management identified a material weakness in the segregation of information technology (“IT”) systems that support the Company’s financial reporting processes due to a lack of IT resources.

Based on additional procedures and post-closing review, Management concluded that the consolidated financial statements including this report present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

Steps to address material weaknesses through our remediation plan are as follows:

●	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.

●	The Company hired on May 16, 2022 a certified public accountant (“CPA”) as its Controller who is in process of recruiting a senior-level accountant CPA eligible in addition to the staff-level accountant pursuing CPA eligibility.

●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.

●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.

●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	August 12, 2022	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 12, 2022	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	August 12, 2022	Certifications under Section 906*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2022

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer