Form 10-Q
period 2022-09-30
CareView Communications Inc
filed 2022-11-21
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 21, 2022, was 139,380,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$288,828	$659,228
Accounts receivable	864,136	933,200
Inventory	389,176	349,216
Other current assets	69,789	235,521
Total current assets	1,611,929	2,177,165

Property and equipment, net	768,213	1,138,891
Other Assets:
Intangible assets, net	928,560	910,398
Operating lease asset	466,312	555,150
Other assets	243,347	299,563
Total other assets	1,638,219	1,765,111
Total assets	$4,018,361	$5,081,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$875,555	$414,333
Notes payable	20,000,000	20,013,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs	56,429,455	56,302,303
Operating lease liability	172,291	162,470
Other current liabilities	13,718,464	11,740,218
Total current liabilities	91,895,765	89,333,110

Long-term Liabilities:
Senior secured convertible notes - related parties, net of debt discount and debt costs	24,936,287	24,302,135
Senior secured convertible notes, net of debt discount and debt costs	3,760,551	3,661,617
Operating lease liability	342,716	445,033
Other long-term liabilities	27,003	37,570
Total long-term liabilities	29,066,557	28,446,355
Total liabilities	120,962,322	117,779,465

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 139,380,748 issued and outstanding	139,381	139,381
Additional paid in capital	87,132,695	85,052,367
Accumulated deficit	(204,216,037)	(197,890,046)
Total stockholders’ deficit	(116,943,961)	(112,698,298)
Total Liabilities and Equity	$4,018,361	$5,081,167

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022, and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$1,967,624	$2,211,951	$5,983,389	$6,078,167

Operating expenses:
Network operations	740,619	555,489	2,205,199	1,948,850
General and administration	861,089	771,313	2,677,329	2,398,305
Sales and marketing	168,097	163,809	499,065	400,143
Research and development	399,406	392,574	1,346,950	1,179,908
Depreciation and amortization	130,743	187,341	443,695	512,555
Total operating expenses	2,299,954	2,070,526	7,172,238	6,439,761

Operating income (loss)	(332,330)	141,425	(1,188,849)	(361,594)

Other income and (expense)
Interest expense	(1,146,820)	(2,041,748)	(5,137,272)	(7,045,049)
Interest income	76	8	130	114
Other expense	—	—	—	—
Other income	—	—	—	(1,063)
Total other income (expense)	(1,146,744)	(2,041,740)	(5,137,142)	(7,045,998)

Loss before taxes	(1,479,074)	(1,900,315)	(6,325,991)	(7,407,592)

Provision for income taxes	—	—	—	—

Net loss	$(1,479,074)	$(1,900,315)	$(6,325,991)	$(7,407,592)

Net loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding, basic, and diluted	139,380,748	139,380,748	139,380,748	139,380,748

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	(103,260,930)
Options granted as compensation	—	—	52,878	—	52,878
Net loss	—	—	—	(2,487,251)	(2,487,251)

Balance, March 31, 2021	139,380,748	139,381	84,462,250	(190,296,938)	(105,695,307)
Options granted as compensation	—	—	54,605	—	54,605
Warrants issued	—	—	420,000	—	420,000
Net loss	—	—	—	(3,020,025)	(3,020,025)

Balance, June 30, 2021	139,380,748	$139,381	$84,936,855	$(193,316,963)	(108,240,727)
Options granted as compensation	—	—	53,474	—	53,474
Net loss	—	—	—	(1,900,315)	(1,900,315)

Balance, September 30, 2021	139,380,748	$139,381	$84,990,329	$(195,217,275)	$(110,087,565)

Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)
Options granted as compensation	—	—	58,363	—	58,363
Net loss	—	—	—	(2,501,909)	(2,501,909)

Balance, June 30, 2022	139,380,748	$139,381	$85,406,577	$(202,736,963)	$(117,191,005)
Options granted as compensation	—	—	58,858	—	58,858
Related party forgiveness of interest	—	—	1,667,260	—	1,667,260
Net loss	—	—	—	(1,479,074)	(1,479,074)

Balance, September 30, 2022	139,380,748	$139,381	$87,132,695	$(204,216,037)	$(116,943,961)

The accompanying footnotes are an integral part of these Condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,325,991)	$(7,407,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375,867	437,859
Amortization of intangible assets	40,098	41,820
Amortization of deferred installation costs	27,730	32,876
Amortization of debt discount	860,239	1,963,203
Amortization of deferred debt issuance and debt financing costs	—	10,970
Non-cash lease expense, net	88,838	76,505
Interest incurred and paid in kind	—	2,222,714
Stock based compensation related to options and warrants granted	2,080,328	580,957
Changes in operating assets and liabilities
Accounts receivable	69,064	(325,185)
Inventory	(39,960)	15,860
Other current assets	165,732	(102,930)
Patent license	12,295	12,296
Accounts payable	461,222	(45,412)
Accrued interest	2,219,923	2,429,662
Other current liabilities	(225,486)	426,594
Operating Lease Liability	(92,497)	(75,634)
Net cash provided by (used in) operating Activities	(282,598)	294,563

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,189)	(82,885)
Payment for deferred installation costs	—	(59,312)
Patent, trademark, and other intangible assets costs	(58,260)	(88,075)
Net cash used in investing activities	(63,449)	(230,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(13,786)	(150,000)
Repayment of other long term liabilities	(10,567)	(1,174)
Net cash used in financing Activities	(24,353)	(151,174)

Decrease in cash	(370,400)	(86,883)
Cash, cash equivalents and restricted cash, beginning of period	659,228	357,950
Cash, cash equivalents and restricted cash, end of period	$288,828	$271,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$114,291	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Capital expenditures funded by term loan	$1,667,260	$—

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.

●	Equipment packages related to sales-based contracts – We recognize equipment revenues when control of the devices has transferred to the client (“point in time”).

●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Three Months Ended September 30,
	2022	2021
Sales-based contract revenue
Equipment package (point in time)	$314,495	$707,209
Software bundle (over time)	329,411	143,343
Total sales-based contract revenue	643,906	850,552

Subscription-based lease revenue (over time)	1,323,718	1,361,399
Gross revenue	$1,967,624	$2,211,951

	Nine Months Ended September 30,
	2022	2021
Sales-based contract revenue
Equipment package (point in time)	$1,121,817	$1,678,166
Software bundle (over time)	796,815	336,819
Total sales-based contract revenue	1,918,632	2,014,985

Subscription-based lease revenue (over time)	4,064,757	4,063,182
Gross revenue	$5,983,389	$6,078,167

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

During the nine months ended September 30, 2022 and 2021, a total of $208,155 and $149,863, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the nine months ended September 30, 2022, and 2021.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$231,140	$238,263
Additions	30,306	220,696
Transfer to revenue	(210,681)	(220,375)
Balance, end of period	$50,765	$238,584

During the nine months ended September 30, 2022 and 2021, a total of $673,643 and $221,312, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$752,526	$226,861
Additions	2,000,051	2,419,328
Transfer to revenue	(1,829,720)	(2,112,043)
Balance, end of period	$922,857	$534,146

As of September 30, 2022, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $973,000 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2022	$292,334
2023	376,529
Thereafter	304,758
$973,622

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

The table below details the activity in these deferred installation costs during the nine months ended September 30, 2022 and 2021, included in other assets in the accompanying consolidated balance sheet.

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$68,901	$54,003
Additions	—	59,312
Transfer to expense	(27,731)	(32,877)
Balance, end of period	$41,170	$80,438

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 35 months. At the least commence date, an operating lease liability and related operating lease asset are recognized. The operating lease liability are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liability plus an prepare rent and direct costs from executing the leases.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 230,280,000 and 222,000,000 at September 30, 2022 and 2021, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2022, the Company had an accumulated deficit of $204,216,037, loss from operations of $1,188,849, net cash used in operating activities of $282,598, and an ending cash balance of $288,828.

As of September 30, 2022, the Company had an operating net working capital of $377,757, which is accounts receivable plus inventory minus accounts payable. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2021	18,050,458	$.01-$.53	$0.74	4.2
Granted	3,000,000	$0.08	$0.08	9.7
Expired	—
Canceled	—
Balance at September 30, 2022	21,050,458	$.01-.53	$0.49	4.1

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2022, 738,500 Options to purchase our Common Stock (the “Option(s)”) were granted with a fair value of $61,920 and exercise prices of $0.07-$0.12 per share. During the nine months ended September 30, 2022, Options totaling 235,000 expired.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2021	40,625,477	0.12	6.7	1,283,975
Granted	738,500
Expired	(235,000)
Canceled	—
Balance at September 30, 2022	41,128,977	0.12	6.0	523,925
Vested and Exercisable at September 30, 2022	33,204,477	0.14	5.5	523,925

Share-based compensation expense for Options charged to our operating results for the three and nine months ended September 30, 2022 and 2021 $59,844 and $53,474, $173,068 and $160,957, respectively is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

As of September 30, 2022, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $254,023, which is expected to be recognized over a weighted-average period of 1.3 years. No tax benefit was realized due to a continued pattern of operating losses.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$69,789	$235,521
TOTAL OTHER CURRENT ASSETS	$69,789	$235,521

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Inventory assets (finished goods)	$389,176	$349,216
TOTAL INVENTORY	$389,176	$349,216

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Network equipment	$12,620,258	$12,620,258
Office equipment	234,429	229,240
Vehicles	232,411	232,411
Test Equipment	230,365	204,455
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
TOTAL PROPERTY AND EQUIPMENT	13,424,954	13,393,855
Less: accumulated depreciation	(12,656,741)	(12,254,964)
TOTAL PROPERTY AND EQUIPMENT, NET	$768,213	$1,138,891

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 was $111,761 and $144,764, $375,867 and $437,859, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER ASSETS

Intangible assets consist of the following:

	September 30, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,310,436	$381,876	$928,560
Other intangible assets	—	—	—
TOTAL INTANGIBLE ASSETS	$1,310,436	$381,876	$928,560

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,254,327	$343,929	$910,398
Other intangible assets	83,745	83,745	—
TOTAL INTANGIBLE ASSETS	$1,338,072	427,674	$910,398

Other assets consist of the following:

	September 30, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,310,871	$41,170
Deferred sales commission	147,177	59,430	87,747
Prepaid license fee	249,999	181,693	68,306
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,795,341	$1,551,994	$243,347

	December 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,283,140	$68,901
Deferred sales commission	122,778	18,841	103,937
Prepaid license fee	249,999	169,398	80,601
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,471,379	$299,563

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued interest	$12,167,653	$9,947,730
Accrued interest, related parties	228,528	228,528
Allowance for system removal	54,802	54,802
Accrued paid time off	145,392	173,904
Deferred officer compensation (1)	139,041	139,041
Deferred revenue	973,622	983,667
Accrued taxes (other than income taxes)	9,426	38,367
Insurance premium financing	—	103,792
Other accrued liabilities	—	70,388
TOTAL OTHER CURRENT LIABILITIES	$13,718,464	$11,740,218

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2021 because of the losses recorded during the nine months ended September 30, 2022, and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of September 30, 2022, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the nine months ended September 30, 2022, was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. The fair value of the PDL Warrant at issuance was $1,600,000 which has been recorded as deferred issuance costs in the accompanying consolidated financial statements. As of September 30, 2022, the Amended PDL Warrant has not been exercised.

As of September 30, 2022, the Company and Lender had entered into twenty-six amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final fourteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the nine months ended September 30, 2022 and 2021, pursuant to the terms of the PDL Modification Agreement, as amended, $2,325,000 and $2,325,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

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

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock

2014 HealthCor Notes	30,977,654
2015 Investors	21,401,384
2015 HealthCor Notes	4,280,279
February 2018 Investors	65,862,518
July 2018 Investors	30,638,384
2019 Investor	2,302,972
February 2020 Investor	12,637,716
TOTAL	168,100,907

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $2,366,220 in interest for the nine months ended September 30, 2022 and 2021, respectively, related to these transactions. For the nine months ended September 30, 2022 and 2021, we recorded $0 and $2,222,714, respectively, of interest related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate for nine months ended September 30, 2022.

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

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three and nine months ended September 30, 2022 and 2021 was $71,906 and $72,684, $226,108 and $213,674, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2022, for the following five fiscal years and thereafter as follows:

Quarter ending September 30, 2022	Operating Leases
Remaining 2022	$52,865
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	639,244
Less effects of discounting	(124,237)
Present value of future minimum lease payments	$515,007

NOTE 15 – INTEREST SUSPENSION

On July 1, 2022, we entered into amendments to the 2014 HealthCor Notes, 2015 Supplemental Notes, Eighth Amendment Supplemental Closing Notes, Tenth Amendment Supplemental Closing Notes, Twelfth Amendment Supplemental Closing Note and Thirteenth Amendment Supplemental Closing Note (collectively, the “2022 Allonges”) to suspend the accrual of interest on the 2014 HealthCor Notes as to 100% of the outstanding principal amount under such notes, 2015 Supplemental Notes as to 100% of the outstanding principal amount under such notes, Eighth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Tenth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Twelfth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, and Thirteenth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, for all periods beginning on and after January 1, 2022.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 21, 2022, the date of filing of this Form 10-Q.

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

COVID-19 Outbreak

The Company has considered the effects of COVID-19 in the preparation of the financial statements as of and for the period ended September 30, 2022. We have been able to continue providing services to our current customer base and have not yet experienced a slowdown in collections.

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

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”), the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The updated contracting model was added to the MAS, which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans. The current GSA Multiple Award Schedule Contract (“MAS”) has been extended for five (5) years until December 2027.

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

Results of Operations

Three months ended September 30, 2022, compared to three months ended September 30, 2021

	Three months ended September 30,
	2022	2021	Change
	(000’s)
Revenue	$1,968	$2,212	$(244)
Operating expenses	2,300	2,071	229
Operating income	(332)	141	(473)
Other, net	(1,147)	(2,041)	894
Net income (loss)	$(1,479)	$(1,900)	$421

Revenue

Revenue decreased approximately $244,000 for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease in revenue resulted from a decrease in our sales-based contracts (equipment sales revenue).

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2022	2021
Human resource costs, including benefits and non-cash compensation	60%	63%
Professional and consulting costs	8%	5%
Depreciation and amortization	6%	9%
Other product deployment costs, excluding human resources and travel and entertainment costs	2%	2%
Travel and entertainment expense	8%	5%
Other expenses	16%	16%

Operating expenses were approximately $229,000 higher than prior comparative period. This increase is due to the strategic initiative legal costs, higher economic cost of travel to the subscription clients as well as sales & marketing and patent maintenance expenses.

Other, net

Other, net increased approximately $894,000 for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was attributable to suspension of related party interest to December 31, 2021.

Net income (loss)

Our third quarter 2022 net loss of approximately $1,479,000 decreased approximately $421,000 as compared to approximately $1,900,000 net loss for the third quarter of 2021. Again, this decrease in net loss is due to the suspension of related party interest effective for December 31, 2021.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021

	Nine months ended September 30,
	2022	2021	Change
	(000’s)
Revenue	$5,983	$6,078	$(95)
Operating expenses	7,172	6,440	732
Operating income	(1,189)	(362)	(827)
Other, net	(5,137)	(7,046)	1,909
Net loss	$(6,326)	$(7,408)	$1,082

Revenue

Revenue decreased approximately $95,000 for the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease in revenue is mainly a result of decrease in sales of our new Gen5 equipment.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2022	2021
Human resource costs, including benefits and non-cash compensation	56%	58%
Professional and consulting costs	10%	9%
Depreciation and amortization	6%	8%
Other product deployment costs, excluding human resources and travel and entertainment costs	3%	4%
Travel and entertainment expense	4%	4%
Other expenses	21%	17%

Operating expenses increased approximately $732,000. The increase was attributable to patent maintenance, professional fees, hiring of a marketing director, and advertising and marketing higher than the comparable period.

Other, net

Other, net decreased approximately $1,909,000 for the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease was attributable to suspension of the related party accrued interest as compare to the same period in 2021.

Net Loss

Year-to-date 2022 net loss of approximately $6,326,000 decreased approximately $1,082,000 as compared to approximately $7,408,000 net loss for the comparable nine months of 2021.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 21, 2023.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of the nine months ended September 30, 2022, the Company had an accumulated deficit of $204,216,037, loss from operations of $1,188,846, net cash used in operating activities of $282,598, and an ending cash balance of $288,828.

As of September 30, 2022, the Company had an operating net working capital of $377,757, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses and cash outflows raise doubt exists about the Company’s ability to continue as a going concern through November 21, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 31, 2022 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended September 30, 2022.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the month ended September 30, 2022 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2022, due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 21, 2022	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	November 21, 2022	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	November 21, 2022	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 21, 2022

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer