Form 10-K
period 2022-12-31
CareView Communications Inc
filed 2023-05-22
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9,756,652. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 30, 2023, the registrant had 141,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

PART I

ITEM 1.	BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward- looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, and are not guarantees of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or using other similar expressions.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K (“Form 10- K”). Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements because of new information, future events, or otherwise except as required by law. We urge readers to carefully review the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

General

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patients, staff, and hospital leadership. With installations in more than 150 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% with sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System®, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, and LCD displays for the ultimate in capability, flexibility, and affordability.

SitterView® and TeleMedView™ allows hospital staff to use CareView’s high-quality video cameras with pan-tilt-zoom and 2-way video functionality to observe and communicate with patients remotely. With CareView, hospitals are safely monitoring more patients while providing a higher level of care by leveraging CareView’s patented technology, a portfolio that includes 40 patents. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well. Usage of SitterView and TeleMedView has increased in response to a growing demand for remote patient monitoring driven by increasing demands for care and staffing shortages in the healthcare industry.

The CareView Patient Safety System enabled virtual nursing workflows for patient observation, companionship, care concierge, and administrative tasks can ease workloads and improve care delivery. Hybrid patient care, the combination of bedside and virtual care, allows hospitals to keep nurses working at the top of their licenses and creates flexible and scalable workforce options. CareView’s integrations with existing clinical workflow and patient engagement tools allow providers to access patient rooms virtually from within the EHR workflow. CareView then becomes the centralized hub for a patient-centric, interconnected virtual care system.

In October 2022, CareView received the Innovative Technology Designation. Each year, healthcare experts serving on the member-led councils for Vizient, Inc. (“Vizient”), the nation’s largest healthcare performance improvement company, review select products and technologies for their potential to enhance clinical care, patient safety, healthcare worker safety or to improve business operations of healthcare organizations. Vizient’s diverse membership and customer base includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers, and represents more than $130 billion in annual purchase volume. Technology designations are awarded to previously contracted products to signal to healthcare providers the impact of these innovations on patient care and business models of healthcare organizations.

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

The CareView Patient Safety System includes CareView’s SitterView, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView features intuitive decision support pathway, guiding staff alarm response and pan- tilt-zoom functionality, allowing staff to home in on areas of interest. CareView’s new Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

CareView’s next generation of in-room camera, the CareView Controller, features an HD camera, high- fidelity 2-way audio, and an LCD display, harnessing increased performance to deliver the ultimate in capability, flexibility, and affordability for all types of hospitals. Building on top of CareView’s patented Virtual Bed Rails and Virtual Chair Rails predictive technology, the CareView Controller uses machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in less false alarms, faster staff intervention, and a significant reduction in patient falls.

The CareView Controller is available in multiple configurations for permanent or temporary situations with the CareView Mobile, Portable, and Fixed Controller. For situations that demand that the camera come to the patient, the CareView Mobile Controller on wheels comes with an uninterrupted external power supply for situations where power may not be readily available and can operate on the facility’s wireless network. For monitoring patients within a general care unit, the CareView Portable Controller can be easily removed from mounts and moved where the workflow dictates, making this application perfect for general use. For high-risk patient rooms where behavior and self-harm may be a factor, or where a patient must be continuously monitored, the CareView Fixed Controller can be installed seamlessly in the ceiling tiles leaving no exposed wiring making it ligature resistant.

The CareView Patient Safety System can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. CareView is compliant with the Health Insurance Portability And Accountability Act (“HIPAA”) and certified by HITRUST. Additional HIPAA-compliant features allow privacy options to be enabled at any time by the patient, nurse, or physician.

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

Master Agreements and P&S Agreements are currently negotiated for a period of three years with a provision for automatic renewal until cancellation. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. Regarding the subscription-based model, we own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

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

CareView Patent Safety System Sales-Based Model

CareView’s sales-based model introduced our updated technology. CareView has also aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView now sells its proprietary equipment to facilities in lieu of lending the equipment as defined under the subscription-based model. In doing so, the facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”; referring to all systems in full operation, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until end of the contract. The shift in our new contracting model has an immediate impact on the Company’s operations resulting in greater cash flow within 30 days of contract signing.

CareView continues its dedication to provide service and support on a 24x7x365 basis for every customer under the prior and updated revenue models.

CareView Connect®

Our mission is to be the leading provider of resident monitoring products and services for the long-term care industry. We took what we learned in our medical facility business and applied it to developing a product to serve the long-term care market. With CareView Connect Quality of Life® System (“CareView Connect”), CareView has again positioned itself as a technology leader with its innovative suite of products specifically designed for all aspects of the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

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

CareView Connect is a platform consisting of several products and applications targeted at improving level of care and efficiency. CareView built a cohesive and tightly integrated solution that solves several problems that long-term care facilities face. We offer an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We offer a mobile app capable of delivering an alert to the caregiver and allows them to document information around that alert, including how long before the alert was handled, what was the cause of the alert, and if it was not acknowledged in a timely manner then the alert is escalated to another individual or group. This ensures that every alert is responded to in a timely manner and is verifiable.

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

Quality of Life Metrics

CareView developed its own algorithm for measuring quality of life based on “best of breed” research and leveraging the data collected by the platform. CareView Connect’s Quality of Life Metrics focuses on several categories, including Physical Activity, Bodily Pain, General Health, Vitality, Social Interaction, Mental Health, and Sleep Quality. Leveraging this data, the facility and their staff have improved visibility into the health and well- being of their residents. By applying machine learning and predictive analytics, subtle patterns and trends that may not otherwise be visible become actionable. The facility can use this information to present a more compassionate and capable level of care, differentiating the facility from their competition. The Quality of Life Metrics information can be made available to the family and loved ones, opening a new channel of remote awareness and care. Because the information is collected automatically, the family gains awareness on issues of which their loved ones may normally be unaware. The Connect Family mobile application allows family members to monitor their loved one and receive alerts and notifications based on their preferences.

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

Purchasing Agreement with Decisive Point Consulting Group, LLC

On February 2, 2021, we partnered with Decisive Point Consulting Group, a Department of Veterans Affairs Contractor Verification Enterprise (CVE) and a Verified Service-Disabled Veteran Owned Small Business (SDVOSB), to expand our reach within the VA hospitals and Community Living Centers space. Our partnership reflects our desire to collaborate with companies that share our vision of patient safety. The Company is continuing to use this partnership to contract with VA hospitals and VA Community Living Centers (“CLCs”).

Indefinite Delivery Indefinite Quality (IDIQ) Contract

On September 10, 2021, the Company entered an Indefinite Delivery Indefinite Quality (“IDIQ”) contract for Telecare Services with Shore Systems and Solutions, LLC (“S3”). The award provides S3 with a path to providing the CareView Patient Safety System to veterans and their families receiving care at the 1,293 Veterans Health Administration (“VHA”) facilities across the United States and Territories.

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”), the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The sales-based contracting model was added to the MAS, which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the sales-based model was added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis. On December 1, 2021, the HealthTrust GPO Agreement was renewed for another 3 year term. We continue to work with HealthTrust’ members to increase and expand our contracts.

Group Purchasing Agreement with Premier, Inc.

On June 8, 2022, the Company entered a Group Purchasing Agreement with Premier, Inc. (“Premier”), headquartered in Charlotte, N.C. Premier is a leading healthcare improvement company, uniting an alliance of more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations to transform healthcare. The agreement was effective on June 15, 2022 and all Gen 5 CareView Patient Safety System components and modules are available for purchase by Premier’s exclusive membership. Premier members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to execute new contracts through our relationship with Premier.

Group Purchasing Agreement with Vizient

On February 15, 2023, the Company entered into a Group Purchasing Agreement with Vizient, the nation’s largest healthcare performance improvement company. See Note 12 in the accompanying consolidated financial statements.

Summary of Product and Service of Sales-Based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The sales-based contract model offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2022 and 2021, the Company executed sales-based contracts in the aggregate of $4,309,000 and $5,600,000, respectively.

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

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks, and contractual restrictions to protect our products and to maintain our competitive position. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions.

We have received patents from the U.S. Patent and Trademark Office and have numerous patents pending. We intend to file additional patent applications when appropriate; however, we may not file any such applications or, if filed, the patents may not be issued. We also have numerous registered trademarks.

We intend to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to consider patent rights of third parties.

Joint Venture Agreement with Rockwell Holdings I, LLC

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

As additional consideration to Rockwell for entering into the Rockwell Agreement, we granted Rockwell Warrants to purchase 1,151,206 shares of our Common Stock on the date of the Rockwell Agreement, and, using the Black-Scholes Model, valued the Warrants at $1,124,728 (the “Project Warrant”), which amount was fully amortized at December 31, 2015. Pursuant to the terms of the Settlement Agreement, the expiration date of the Project Warrant was extended from November 16, 2017 to November 16, 2023. All other provisions of the Project Warrant remained unchanged. At the time of the extension, the Project Warrant were revalued resulting in a $11,512 increase in fair value, which has been recorded as non-cash costs included in general and administration expense in the accompanying consolidated financial statements for the year ended December 31, 2017. Effective February 2, 2018, pursuant to the terms of the PDL Modification Agreement, we entered an amendment to the Project Warrant wherein the Project Warrant’s exercise price was changed from $0.52 to $0.05, resulting in a $13,814 increase in fair value, this transaction was recorded as non-cash costs included in general and administration expense in the consolidated financial statements for the year ended December 31, 2018.

On March 31, 2022, the Rockwell Note was paid off.

Installation and Technical Support

Along with our employee installers and technical support staff, we provide installation and technical support for our customers through third-party providers located across the United States that we contract on a per-job basis.

Competition

We offer a unique solution to clinical video monitoring, sitter reduction, and fall prevention by leveraging our patented Virtual Bed Rails and Virtual Chair Rails technology. This technology allows an individual to watch more patients with a higher level of safety than they could without. We have competitors in clinical video monitoring; however, we believe that we offer a superior solution that provides for best ROI, reduction in patient falls, and reduction in sitter requirements. We compete with them based on price, engineering and technological expertise, knowledge, and the quality of our products, systems, and services. Additionally, we believe that the successful performance of our installed products and systems is a key factor in retaining current business and gaining new business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

We believe we also compete based on the success of our products and services which provide our customers with:

●	significant and tangible cost savings,

●	reductions in patient falls,

●	improved documentation, quality, and timeliness of patient care,

●	enhanced safety and security for patients and facilities,

●	support for new technologies,

●	business growth,

●	return on investment, and

●	enhanced patient satisfaction.

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

Major Customers

During 2022, one customer, accounted for 12% of our revenue. During 2021, there were no major customers who accounted for more than 10% of our revenue.

Backlog

Our estimated backlog is driven by signed Master Agreements and P&S Agreements . Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our Controllers, Nursing Stations and mobile devices are billed on a per unit basis. Although our Master and P&S Agreements are for three years, they continue in perpetuity on a monthly basis thereafter until cancelled. Backlog of sales-based contracts, which covers the non- cancellable period, as of December 31, 2022 is approximately $3,550,000, of which approximately $1,494,000 is expected to be billed during 2023. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable sales-based backlog to be billed beyond December 31, 2023 is approximately $2,056,000. For the monthly subscription-based contracts, the monthly amount to be billed as of December 31, 2022 is approximately $277,000 under contract and $57,500 month to month. We do not foresee any more monthly subscription cancellations in 2023 for a total annual subscription billable of approximately $4,014,000.

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

Employees

As of March 31, 2023, we employed 56 people on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

Reports to Security Holders

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at https://www.sec.gov.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10- Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to Steven G. Johnson, Chief Executive Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067, or by downloading these reports and further information about our company on our website at http://www.careview.com.

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

Market Information

Our Common Stock is traded on the Over-the Counter Quotation Board (“OTCQB”) as provided by OTC Market Group, Inc., under the symbol “CRVW.”

Holders

Records of our stock transfer agent indicate that as of April 30, 2023 we had approximately 94 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 861 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	3,774,444	$0.52	—
Equity compensation plan not approved by security holders: 2015 Plan	3,773,500	$0.29	580,055
Equity compensation plan not approved by security holders: 2016 Plan	16,392,850	$0.06	942,269
Equity compensation plan not approved by security holders: 2020 Plan	9,058,683	$0.04	5,512,643
Total	32,999,477	$0.13	7,034,967

Recent Sales of Unregistered Securities

On November 14, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”), which provided for the sale of $250,000 of common stock of the Company, par value $0.001 per share (the “Shares”), at a cash purchase price of $0.10 per share. All the shares were purchased by current members of the Company’s Board of Directors.

The Shares were offered and sold exclusively to accredited investors in a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506of Regulation D promulgated thereunder. The Investors represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the Shares issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

Cancellation and Expiration of Options

During the year ended December 31, 2022, options to purchase an aggregate of 175,000 shares of our Common Stock were cancelled due to resignation and termination of employees of which 175,000 were made available for reissue. In addition, during the same period, options to purchase an aggregate of 471,500 shares of our Common Stock expired.

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

Going Concern, Liquidity, and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2022, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 20, 2024.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both a sales-based and subscription-based business model such as dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2022, the Company had an accumulated deficit of approximately $203,932,000 a loss from operations of approximately $1,270,000, net cash used in operating activities of $(146,823) and an ending cash balance of $520,166.

As of December 31, 2022, the Company had an operating net working capital of $598,978, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

Management continues to monitor the immediate and future cash flow needs of the Company in a variety of ways which include forecasted net cash flows from operations, capital expenditure control, new inventory orders, debt modifications, increase sales outreach, streamlining and controlling general and administrative costs, competitive industry pricing, sale of equities, debt conversions, new product or services offerings, and new business partnerships.

The Company’s net losses, cash outflows, and working capital deficit raise doubt about the Company’s ability to continue as a going concern 12 months from the date the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Operating loss was approximately $1,270,000 and $1,147,000 for the years ended December 31, 2022 and 2021, respectively. Our net loss was approximately $6,042,000 and $10,080,000 for the years ended December 31, 2022 and 2021, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2022, and 2021, (000’s)

	2022	2021
Net cash flows provided by (used in) operating activities	$(370)	$678
Net cash flows provided by (used in) investing activities	(5)	(227)
Net cash provided by (used in) financing activities	236	(150)
Increase (decrease) in cash	(139)	301
Cash, cash equivalents and restricted cash at beginning of period	659	358
Cash, cash equivalents and restricted cash at end of period	$520	$659

Net decrease in cash during the year ended December 31, 2022 was approximately $139,000. The principal use of cash in operating activities for the year ended December 31, 2022 was to fund our current expenses primarily related to research and development activities and administrative changes, adjusted for non-cash items. The change in cash flows used in operating activities between 2022 and 2021 of approximately $(825,000) is primarily a result of cessation of non-PDL interest accruals effective for December 31, 2021 and its actual cancellation on December 30, 2022 along with associated warrants. The change in cash flows used in investing activities between 2022 and 2021 of approximately $260,000 is primarily a result of the reduction of purchases and installation of CareView Patient Safety Systems and costs associated with patents and trademarks. The change in cash flows provided by financing activities between 2022 and 2021 of approximately $124,000 is primarily due to much lower notes payable paid in 2022.

On December 30, 2022, the Company entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel interest and warrants with all note holders except for the PDL BioPharma, Inc. investors. The Cancellation Agreement provided for the cancellation of all debt with non-PDL investors totaling $39,200,00 in principal and $48,176,172.11 in interest for a total aggregate outstanding amount of $87,376,172 along with warrants for the purchase of 14,204,807 shares of common stock. The Replacement Notes have a maturity date of December 31, 2023 and are non-interest bearing. A consideration of $5,000,000 was negotiated on the Replacement Notes held by HealthCor Hybrid and HealthCor Partners. The aggregate principal amount for the issuance of the Replacement Notes was $44,200,000.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change
	(000’s)
Revenue, gross	$7,901	$7,802	$99
Operating expenses:
Network operations	2,572	2,603	(31)
General and administration	3,344	3,226	118
Sales and marketing	781	550	231
Research and development	1,639	1,711	(72)
Depreciation and amortization	589	680	(91)
Cost of equipment	246	179	67
Operating expenses	9,171	8,949	222
Operating loss	$(1,270)	$(1,147)	$123

Revenue, net

Revenue increased approximately $99,000 for the year ended December 31, 2022, as compared to the same period in 2021. The increase in revenue results from the increase in our sales-based contracts.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2022	2021
Human resource costs, including benefits and non-cash compensation	57%	56%
Professional and consulting costs	9%	8%
Depreciation and amortization expense	6%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	3%	4%
Travel and entertainment expense	3%	3%
Cost of equipment	2%	2%
Other expenses	20%	20%

Operating expenses increased by approximately $222,000 (or 2.48%) as a result of the following items:

(000’s)

Human resource costs, including benefits and non-cash compensation	$74
Professional and consulting costs	51
Depreciation and amortization expense	(96)
Other product deployment costs, excluding human resources and travel and entertainment costs	(5)
Travel and entertainment expense	35
Equipment cost	66
Other expenses	97
$222

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $74,000 primarily because of additional sales and marketing and research and development staffing during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. This includes an increase of employee commissions paid upon sales-based contracts. Professional and consulting fees increased approximately $51,000, primarily because of higher legal costs for the cessation of non-PDL interest accrual and the associated cancellation of both interest and warrants. Depreciation and amortization expense decreased by approximately $96,000 due to fully depreciated and amortized assets. Other product development costs decreased approximately $5,000 primarily because of decreases in product deployment and installation costs. Travel and entertainment expense increased approximately $35,000 due to higher cost and frequency during the twelve months ended December 31, 2022 as compared to the same period in 2021. Equipment cost increased by approximately $66,000 due to higher economic prices. The increase of approximately $97,000 in other expense is due to several factors, including more advertising and marketing, higher insurance premium costs, higher software license costs, and website costs.

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

Sales-based Revenue Recognition: We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined. Customer contract fulfillment typically involves multiple procurement promises which include various equipment, software subscription, project-related installation and training services, and support. We have implemented formal documentation of customer acceptance for these various performance obligations to help alleviate certain estimated needed to establish specific dates of contract fulfillment. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. General assessment must be made to establish the standalone selling price of our equipment and services based on limited comparable market value; which therefore, makes the determination of our revenue allocations. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

Generally, we recognize revenue under Topic 606 for each of our performance obligations as follows:

●	Hardware packages – We recognize revenue related to the sale of hardware packages when control has been transferred to the customer (“point in time”).

●	Software bundle and related services – We recognize revenue on a straight-line basis over the estimated contracted license period (“over time”).

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company does not currently hold or plan to invest in available-for-sale securities and has not historically experienced collection issues or bad debts with trade receivables. Accordingly, the Company does not expect this to have a significant impact on its consolidated financial statements and related disclosures at this time. The Company adopted this guidance as of its effective date for smaller reporting companies, January 1, 2023.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB, issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. With the adoption of Topic 820, there has been no material change for our company’s fair value measurements as defined by GAAP and required disclosures included herein above, for each asset class.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our consolidated financial statements filed with our Form 10-K for the year ended December 31, 2022. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2022

Conversion of Replacement Notes

In February 1, 2023, the Company engaged “Value, Incorporated” to render an analysis and opinion of fairness on a provision of the Replacement Notes for the Investors to convert any portion of the outstanding principal balances of the Notes into fully paid and nonassessable shares of Common Stock at a conversion price per share that is fair to the Company’s shareholders and option holders, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes. The Conversion Price is subject to adjustment upon the occurrence of stock splits, reverse stock splits and similar capital events. The fairness opinion determined that the conversion price of $0.10 per share was fair.

On March 31, 2023, investors holding an aggregate of $26,200,000 of Replacement Notes exercised their right to convert the debt into shares of the Company’s common stock at $0.10 per share (the “First Tranche”). Upon conversion, the Company issued the investors in the First Tranche an aggregate of 262,000,000 shares. The First Tranche only converted 50% of the HealthCor Replacement Notes. Due to the insufficient number of the Company’s available authorized shares of common stock, a shareholder vote to authorize an increase in the Company’s authorized shares of common stock to 800,000,000 must be completed prior to the other 50% of the HealthCor Replacement Notes being converted (the “Second Tranche”). The Second Tranche will convert the remaining $18,000,000 of HealthCor Replacement Notes into 180,000,000 shares at a conversion price of $0.10 per share.

Group Purchasing Agreement with Vizient

On February 15, 2023, the Company entered a Group Purchasing Agreement with Vizient, the nation’s largest healthcare performance improvement company. All CareView Patient Safety System components and modules are now available for direct purchase by Vizient’s exclusive membership.

PDL Debt Extensions

On February 28, 2023, the Company executed the Twenty-Eighth Amendment with PDL Biopharma, Inc. (“PDL”) to extend the date for PDL to terminate from February 28, 2023 until March 31, 2023.

On March 31, 2023, the Company executed the Twenty-Ninth Amendment with PDL to extend the date for PDL to terminate from March 31, 2023 until April 30, 2023.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the year ended December 31, 2022 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, due to the existence of the following material weaknesses:

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

Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with GAAP.

We began to take steps to address our material weaknesses, through our remediation plan. We implemented the following measures:

●	Identified and employed additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.

●	Hired a certified public accountant (“CPA”) as its Controller and a Senior Accountant while contracting with the former Senior Accountant.

●	Implemented enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.

●	Provided training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

●	Enhanced and automated existing internal control to ensure proper authorization, review, and recording of financial transactions.

●	On an as-needed basis, identified and engaged certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	63	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	48	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	67	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	90	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	64	Director	April 21, 2011	N/A
David R. White	75	Director	January 1, 2014	N/A
Steven B. Epstein	79	Director	April 1, 2014	N/A
Dr. James R. Higgins	73	Director	April 1, 2014	N/A

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

Sandra K. McRee – Chief Operating Officer

Sandra K. McRee joined CareView as Chief Operating Officer effective November 1, 2013. Ms. McRee also currently serves as President of McRee Consulting. Ms. McRee most recently served as the Vice Chair of the Board of Directors of IASIS Healthcare Corporation (“IASIS”) from April 2010 until October 2011. Previously, she served as Chief Operating Officer of IASIS from May 2001 until October 2010, and President from May 2004 to April 2010. At IASIS, she was responsible for overseeing all aspects of IASIS’s hospital operations and was responsible for overseeing clinical systems; developing an appropriate mix of quality services, physician relationships, effective staffing and supply utilization; and managing capital investments related to operations. From April 1999 through May 2001, Ms. McRee was Regional Vice President for Province Healthcare Corporation where she oversaw five facilities in Florida, Louisiana and Mississippi. Ms. McRee has more than 35 years of healthcare management experience. Ms. McRee has spent her entire professional career in the healthcare industry. She currently serves on the Board of Directors of Denver School of Nursing. Ms. McRee previously served on the Boards of EDCare, a national emergency room management company owned by Gemini Investors from August 2005 to July 2008, Mid- Western University from July 2000 to August 2004 and All About Women. Ms. McRee is a member of Women Business Leaders of the U.S. HealthCare Industry Foundation, a nonprofit organization that was established in 2001 to address the unique needs of women serving in a senior executive capacity in the U.S. healthcare industry and was a member of the Executive Leadership Team of Go Red for Women.

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

Steven B. Epstein - Director

Steven B. Epstein was elected as a Director of CareView effective as of April 1, 2014. Mr. Epstein is the founder of Epstein Becker & Green, P.C., a leading law firm in health care law with over 250 lawyers in 11 cities, where he serves as a senior health adviser. Mr. Epstein is a pioneer in the legal specialty known as health care law and provides a wide range of health care organizations and providers with strategic legal guidance responding to the legal challenges and opportunities of the rapidly changing American health care system. Mr. Epstein was instrumental in the acceptance of managed care as the prominent form of health care delivery and has been referred to as the “father of the healthcare [legal] industry”, as stated in Chambers USA. Mr. Epstein received his Bachelor of Arts from Tufts University in 1965, where he was awarded the Tufts University Distinguished Alumni Award and served as a member of the Board of Trustees from 1999-2009. He received his Juris Doctor from Columbia Law School in 1968. He is the recipient of Columbia University’s Distinguished Alumni Award and Columbia Law School’s Medal for Excellence, Columbia Law School’s most prestigious award and served as chairman of the Columbia Law School Board of Visitors from 2002-2015. Mr. Epstein has previously served as a director of the following companies among others: Accumen, Inc., a private lab services company; National Compliance Solutions, Inc.; a private drug and background search company; OrthoSensor, Inc.; a private orthopedic medical device company; ResCare, Inc. a private disability care company and Solis Women’s Health, a private mammography company. Mr. Epstein’s lifetime legal career and knowledge in the healthcare industry makes him well-qualified to serve as a director of the Company.

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

Committees of the Board

Audit Committee

The Audit Committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent registered public accounting firm matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard 1301: Communications with Audit Committees, and makes recommendations to the Board of Directors regarding the inclusion of our audited consolidated financial statements in this Form 10-K.

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

For the year ended December 31, 2022, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2022, and as of the filing date of this Report, our Compensation Committee consisted of three members of ours Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

Nominating Committee

We do not currently have a Nominating Committee; therefore, our Board of Directors, as a whole, identifies director nominees by reviewing the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into consideration our current Board members and the specific needs of our Company and our Board of Directors. Among the qualifications to be considered in the selection of candidates, our Board of Directors considers the following attributes and criteria of candidates: experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment and independence. Our Board of Directors recognizes that nominees for the Board of Directors should reflect a reasonable diversity of backgrounds and perspectives, including those backgrounds and perspectives with respect to business experience, professional expertise, age, gender and ethnic background. Nominations for the election of directors may be made by any member of the Board.

Our Board of Directors will also evaluate whether the nominee’s skills are complementary to the existing Board members’ skills; our Board of Directors’ needs for operational, management, financial, technological or other expertise; and whether the individual has sufficient time to devote to the interests of our Company. The prospective Board member cannot be a board member or officer at a competing company nor have relationships with a competing company and must be clear of any investigation or violations that would be perceived as affecting the duties and performance of a director.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience that are relevant to the business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of our Board of Directors does not wish to continue in service, or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors identifies the desired skills and experience of a new nominee and offers suggestions as to individuals who meet the criteria.

Our Board of Directors is comprised of accomplished professionals who represent diverse and key areas of expertise including national business, operations, manufacturing, government, finance and investing, management, entrepreneurship, higher education and science, research and technology. We believe our directors’ wide range of professional experiences and backgrounds; education and skills has proven invaluable to our Company, and we intend to continue leveraging this strength.

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

Our Board of Directors serving on the Compensation Committee have basic responsibility for oversight of management’s compensation risk assessment, and that committee reports to the Board of Directors on its review. Our Board of Directors also delegate tasks related to risk process oversight to our Audit Committee, which reports the results of its review process to our Board of Directors. The Audit Committee’s process includes a review, at least annually, of our internal audit process, including the organizational structure, as well as the scope and methodology of the internal audit process. The Board, as a whole, functions as the nominating committee to oversee risks related to our corporate governance, including director performance, director succession, director education and governance documents.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 5 meetings of the Board of Directors during the year ended December 31, 2022 and conducted other business through unanimous written actions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2022 and 2021. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2022	$265,046						$17,232	$282,278
	2021	$265,046						$17,232	$282,278

Sandra K McRee (2) (COO)	2022	$216,045						$8,232	$224,277
	2021	$216,045						$8,232	$224,277

Jason T. Thompson (3) (Principal Financial Officer)	2022	—	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—	—

(1)	For 2022: All Other Compensation includes $9,000 for car allowance and $8,232 for health insurance premiums paid on Mr. Johnson’s behalf. For 2021: All Other Compensation includes $9,000 for car allowance and $8,232 for health insurance premiums paid on Mr. Johnson’s behalf..

(2)	For 2022 and 2021: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.

(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2022, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

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

Director Compensation

Our Directors Compensation Policy states that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2022 or 2021 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our Directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2022, there were no options granted to Directors.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Option Grant Date	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Com- pensation ($)	Total ($)
L. Allen Wheeler (2)	—	11/30/17	—	$24,000	—	—	—	$24,000
		02/25/15		$50,700				$50,700
		08/31/16		$24,000				$24,000
		08/10/20		$36,000				$36,000
Steven B. Epstein (3)	—	04/01/14	—	$221,500	—	—	—	$221,500
		02/25/15		$16,900				$16,900
		08/31/16		$24,000				$24,000
		11/30/17		$24,000				$24,000
		08/10/20		$36,000				$36,000
Dr. James R. Higgins (4)	—	04/01/14	—	$66,450	—	—	—	$66,450
		08/31/16		$24,000				$24,000
		11/30/17		$24,000				$24,000
		08/10/20		$36,000				$36,000
Jeffery C. Lightcap(5)	—	—	—	—	—	—	—	—
David R. White (6)	—	01/02/14	—	$130,000	—	—	—	$130,000
		08/31/16		$24,000				$24,000
		11/30/17		$24,000				$24,000
		08/10/20		$36,000				$36,000

(1)	(1) The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black- Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.

(2)	An aggregate of 1,451,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(3)	An aggregate of 1,851,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(4)	An aggregate of 1,451,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

(5)	No granted options.

(6)	An aggregate of 1,801,962 are vested as of December 31, 2021. The remaining 800,000 granted on August 10, 2020, will vest evenly on August 10, 2022 and August 10, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 31, 2023, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”) exercisable into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director) (2)	37,237,260 (2)	9.23%
Common Stock	Sandra K. McRee (Chief Operating Officer) (3)	15,683,333 (3)	3.76%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer) (4)	5,189,462 (4)	1.28%
Common Stock	L. Allen Wheeler (Chairman of the Board) (5)	27,255,602 (5)	6.70%
Common Stock	Steven B. Epstein (Director) (6)	10,311,962 (6)	2.53%
Common Stock	Dr. James R. Higgins (Director) (7)	25,715,429 (7)	6.32%
Common Stock	Jeffrey C. Lightcap (Director) (8)	374,000,000 (8)	63.95%
Common Stock	David R. White (Director) (9)	2,471,962 (9)	0.61%
Common Stock	All Officers & Directors as a Group (8 persons) (10)	497,065,020(10)	81.56%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 404,847,415 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	This amount includes (i) 18,208,977 shares directly owned by Johnson, (ii) 3,466,667 shares due to Johnson upon exercise of vested Options, and (iii) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 403,314,082 shares which would be outstanding if all of Johnson’s vested Options were exercised.

(3)	This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 11,933,333 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 416,780,748 shares which would be outstanding if all of McRee’s vested Options were exercised.

(4)	This amount includes (i) 2,037,500 shares directly owned by Thompson, (ii) 1,300,000 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 1,851,962 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 406,699,377 shares which would be outstanding if all of Thompson’s vested Options were exercised.

(5)	This amount includes (i) 11,201,820 shares directly owned by Wheeler, (ii) 1,851,962 shares due to Wheeler upon exercise of Options, and (iii) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 406,699,377 shares which would be outstanding if all of Wheeler’s vested Options were exercised.

(6)	This amount includes (i) 3,780,000 shares directly owned by Epstein, (ii) 2,251,962 shares due to Epstein upon exercise of vested Options, (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Mr. Epstein disclaims 890,000 shares, and (iv) 2,500,000 shares held by Steven and Deborah L. Epstein. The percentage of class for Epstein is based on 407,099,377 shares which would be outstanding if all of Epstein’s vested Options were exercised.

(7)	This amount includes (i) 17,231,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, and (iv) 1,851,962 shares due to Higgins upon exercise of vested Options. The percentage of class for Higgins is based on 406,699,377 shares which would be outstanding if all of Higgins’ vested Options were exercised.

(8)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap, as an individual (collectively, the Reporting Persons), beneficially own an aggregate of 374,000,000 shares, representing (i) 180,000,000 shares that may be acquired upon conversion of convertible debt, (ii) 93,485,000 shares owned directly by HealthCor Hybrid Offshore Master Fund, LP, (iii) 86,515,000 shares owned by HealthCor Partners Fund, LP, (ii) 7,000,000 shares owned directly by Mr. Lightcap, and (iii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap. The percentage of class for Reporting Persons is based on 584,847,415 shares which would be outstanding if the Reporting Persons’ convertible debt were converted.

(9)	This amount includes (i) 270,000 shares directly owned by White (ii) 2,201,962 shares due to White upon exercise of vested Options. The percentage of class for White is based on 407,847,415 shares which would be outstanding if all of White’s vested Options were exercised.

(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 609,457,225 shares which would be outstanding if all the aforementioned Options, and convertible securities were exercised or converted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2022, we acknowledge that none of our officers failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act; however, five of our directors failed to file on a timely basis

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exclusive of the participation of certain funding activity in February and July 2018, May 2019, February 2020, and April 2022 (for more detail, see NOTE 13 of the Notes to Consolidated Financial Statements attached hereto), none of our directors, officers, or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2022.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by Rosenberg Rich Baker Berman, P.A. (“RRBB”) for the 2022 quarterly review and the annual audit for the year ended December 31, 2022 were approximately $160,000. BDO USA, LLP (“BDO”) reviewed the periods ended March 31, 2022 and June 30, 2022. RRBB reviewed the period ended September 30, 2022 and rendered the annual audit for the year ended December 31, 2022. BDO billed us approximately $309,000 for professional services rendered for the annual audit for the year ended December 31, 2021 and for quarterly reviews of our financial statements for 2021.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2022 rendered by RRBB is approximately $25,000. BDO and RRBB billed us $25,000 for tax return preparation for the year ended December 31, 2021.

The Audit Committee of our Board of Directors adopted a policy requiring that it pre-approve all fees paid to our independent registered public accounting firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO and RRBB were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.08	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (1)
3.09	11/06/07	Articles of Incorporation for CareView Communications, Inc. filed in State of Nevada (1)
3.10	06/26/19	Certificate of Amendment to Articles of Incorporation of CareView Communications, Inc. (incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on June 27, 2019 (File No. 000-54090))
3.11	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation (1)
3.12	04/11/19	Amendments to the Bylaws of CareView Communications, Inc., a Nevada corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 20,2019 (File No. 000-54090))
10.01	02/02/18	Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.02	02/02/18	Second Amended and Restated Warrant to Purchase Common Stock of the Company, issued to PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.03	02/02/18	Amended and Restated Registration Rights Agreement by and between the Company and PDL Investment Holdings, LCC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.04	02/02/18	Consent and Amendment to Note and Warrant Purchase Agreement and Subordination and Intercreditor Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC and the note investors signatory to the Note and Warrant Purchase Agreement, as amended (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.05	02/02/18	Consent to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.06	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No.000- 54090))
10.07	02/02/18	Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.08	02/23/18	Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))
10.09	02/23/18	Form of Eighth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No.000-54090))
10.10	02/23/18	Form of Eighth Amendment Supplemental Warrant (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000- 54090))
10.11	02/23/18	Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No.000-54090))
10.12	05/31/18	Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on June 4, 2018 (File No. 000-54090))
10.13	06/14/18	Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on June 15, 2018 (File No. 000-54090))
10.14	06/28/18	Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on July 5, 2018 (File No. 000-54090))
10.15	07/10/18	Ninth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 11, 2018 (File No. 000-54090))
10.16	07/13/18	Tenth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))
10.17	07/13/18	Form of Tenth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))

10.18	07/13/18

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

10.44	01/31/20	Third Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on February 6, 2020 (File No. 000-54090))
10.45	02/06/20	Sixth Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.46	02/06/20	Form of Additional Tranche Three Term Note (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.47	03/31/20	Fourth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 17, 2020 (File No. 000-54090))
10.48	04/17/20	Twentieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 23, 2020 (File No. 000-54090))
10.49	09/30/20	Twenty-First Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on October 6, 2020 (File No. 000-54090))

10.50	11/30/20	Twenty-Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on December 4, 2020 (File No. 000-54090))
10.51	12/31/20	Fifth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on January 5, 2022 (File No. 000-54090))
10.52	1/31/21	Twenty-Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 4, 2022 (File No. 000-54090))
10.53	5/25/21	Twenty-Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 27, 2022 (File No. 000-54090))
10.54	11/29/21	Twenty-Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on December 3, 2022 (File No. 000-54090))
10.55	11/30/21	Sixth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on December 3, 2022 (File No. 000-54090))
10.56	03/08/22

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

10.63	06/23/22

Twenty-Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on June 29, 2022 (File No. 000-54090))

10.64	07/12/22

Allonge No. 3 to 2014 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, L.P and HealthCor Partners Fund, L.P. (incorporated herein by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.65	07/12/22	Allonge No. 3 to 2015 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, L.P. and the investors party thereto (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.66	07/12/22

Allonge No. 2 to February 2018 Senior Secured Convertible Note of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.67	07/12/22

Allonge No. 1 to July 2018, May 2019 and February 2020 Senior Secured Convertible Notes of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.68	11/14/22	Form of Securities Purchase Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.00 to the Company’s Current Report on Form 8-K filed on November 18, 2022 (File No. 000-54090))
10.69	12/30/22

Twenty-Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

10.70	12/30/22

Consent and Agreement to Cancel and Exchange Existing Notes and Issue Replacement Notes and Cancel Warrants between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

10.71	12/30.22

Form of Replacement Notes of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on

December 30, 2022 (File No. 000-54090))

10.72	02/28/23

Twenty-Eight Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on March 2, 2023 (File No. 000-54090))

10.73	03/30/23

Form of Replacement Note Conversion Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 000-54090))

10.74	03/31/23

Twenty-Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 3, 2023 (File No. 000-54090))

10.75	04/29/23

Thirtieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on May 2, 2023 (File No. 000-54090))

21.00	05/19/23	Subsidiaries of the Registrant*
23.1	05/19/23	Consent of BDO USA, LLP*
31.1	05/19/23	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
31.2	05/19/23	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a). *
32.1	05/19/23	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	05/19/23	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 19, 2023

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

Signature	Title	Date

/s/ Steven G. Johnson
Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	May 19, 2023

/s/ Jason T. Thompson
Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	May 19, 2023

/s/ Sandra K. McRee
Sandra K. McRee	Chief Operating Officer	May 19, 2023

/s/ L. Allen Wheeler
L. Allen Wheeler	Chairman of the Board	May 19, 2023

/s/ Jeffrey C. Lightcap
Jeffrey C. Lightcap	Director	May 19, 2023

/s/ David R. White
David R. White	Director	May 19, 2023

/s/ Steven B. Epstein
Steven B. Epstein	Director	May 19, 2023

/s/ Dr. James R. Higgins
Dr. James R. Higgins	Director	May 19, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Careview Communications, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Careview Communications, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We identified long-term debt as a critical audit matter due to the complexity of accounting for multiple debt modifications, potential reclassification of equity-linked contracts and amortization of debt discount under the effective interest method, management judgment involved in determining whether the modifications met the scope of troubled debt restructurings, debt modification or extinguishment accounting, significant estimates related to valuation of stock purchase warrants underlying the long term debt, and lack of internal expertise and internal controls related to this audit area. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of accounting for debt modifications and debt discount amortization, reasonableness of management’s assessments and determinations related to whether the Company was experiencing financial difficulty and whether the creditors had granted a concession.

•	We obtained an understanding and evaluated the design of the controls over the application of accounting principles to complex debt agreements, including debt modifications, and the Company’s use of an outside specialist.
•	We performed a detailed review of significant debt agreements to evaluate whether all complex accounting implications were identified and addressed, and critically evaluated the accounting for debt modifications and other complex accounting matters as well as adequacy of disclosures.
•	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the analyses of debt modifications, effective interest method amortization, valuation and allocation of stock purchase warrants and evaluation of reclassification of certain contracts in the Company's own equity.

We used experienced personnel with extensive and specific knowledge in this area to perform audit procedures and to evaluate the expertise, valuation assumptions and methodologies utilized by professionals engaged by the Company with specialized skills and knowledge, and critically evaluated management’s accounting compliance and assumptions used in the valuations.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2022.

Somerset, New Jersey

May 19, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CareView Communications, Inc.

Lewisville, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CareView Communications, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2010 to 2022.

Dallas, Texas

March 31, 2022

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$520,166	$659,228
Accounts receivable	948,328	933,200
Inventory	301,446	349,216
Other current assets	71,020	235,521
Total current assets	1,840,960	2,177,165

Property and equipment, net	642,559	1,138,891

Other Assets:
Intangible assets, net	820,106	910,398
Operating lease asset	434,330	555,150
Other assets, net	209,649	299,563
Total other assets	1,464,085	1,765,111
Total assets	$3,947,604	$5,081,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$650,796	$414,333
Notes payable	20,000,000	20,013,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related/non-related parties, net of debt discount and debt costs of $0 and $307,832, respectively	30,000,000	56,302,303
Operating lease liability	175,520	162,470
Other current liabilities	14,553,277	11,740,218
Total current liabilities	66,079,593	89,333,110

Long-term Liabilities:
Senior secured convertible notes - related/non-related parties; net of debt discount and debt costs of $0 and $2,562,161, respectively	12,369,168	24,302,135
Senior secured convertible notes, net of debt discount and debt costs of $0 and $240,125, respectively	1,830,832	3,661,617
Operating lease liability	305,259	445,033
Other liability	23,481	37,570
Total long-term liabilities	14,528,740	28,446,355
Total liabilities	80,608,333	117,779,465

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 141,880,748 issued and outstanding	141,881	139,381
Additional paid in capital	127,130,055	85,052,367
Accumulated deficit	(203,932,665)	(197,890,046)
Total stockholders’ deficit	(76,660,729)	(112,698,298)
Total liabilities and stockholders’ deficit	$3,947,604	$5,081,167

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31, 2022	December 31, 2021

Revenues:
Subscription-based lease revenue	$5,114,487	$5,404,623
Sales-based equipment package revenue	1,437,758	1,950,386
Sales-based software bundle revenue	1,349,096	447,217
Total revenues	7,901,341	7,802,226

Operating expenses:
Cost of equipment	245,532	179,531
Network operations	2,572,353	2,603,407
General and administration	3,344,447	3,226,310
Sales and marketing	781,329	549,419
Research and development	1,639,174	1,711,211
Depreciation and amortization	588,928	679,428
Total operating expenses	9,171,763	8,949,306

Operating income (loss)	(1,270,422)	(1,147,080)

Other income and (expense)
Interest expense	(6,262,051)	(8,950,418)
Interest income	497	138
Gain on Troubled Debt Restructuring	1,489,357	—
Other income	—	16,997
Total other income (expense)	(4,777,197)	(8,933,283)

Loss before taxes	(6,042,619)	(10,080,363)

Provision for income taxes	—	—

Net Loss	$(6,042,619)	$(10,080,363)

Net loss per share	(0.04)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	141,880,748	139,380,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	139,380,748	$139,381	$84,409,372	$(187,809,683)	$(103,260,930)

Options granted as compensation	—	—	222,995	—	222,995
Issuance of warrants to purchase common stock	—	—	420,000	—	420,000
Net loss	—	—	—	(10,080,363)	(10,080,363)

Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)

Issuance of common stock	2,500,000	$2,500	$247,500	—	$250,000
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	230,112	—	230,112
Related party troubled debt restructuring	—	—	41,360,076	—	41,360,076
Net loss	—	—	—	(6,042,619)	(6,042,619)

Balance, December 31, 2022	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31 2022	December 31 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,042,619)	$(10,080,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	501,521	578,745
Amortization of intangible assets	51,967	56,271
Amortization of deferred installation costs	35,440	44,414
Amortization of debt discount	1,480,626	2,395,036
Amortization of deferred debt issuance and debt financing costs	—	43,352
Non-cash lease expense	120,820	12,383
Interest incurred and paid in kind	4,781,424	3,002,790
Stock based compensation related to options granted	230,112	642,995
Gain on extinguishment of debt	(1,489,357)	—
Loss on disposal of intangibles	38,325	—
Changes in operating assets and liabilities:
Accounts receivable	(15,128)	213,286
Inventory	47,770	59,234
Other current assets	164,501	10,292
Other assets	54,474	—
Accounts payable	236,463	(27,669)
Accrued interest	(114,290)	3,203,226
Other current liabilities	(325,412)	640,942
Operating lease liability	(126,724)	(116,168)
Net cash provided by (used in) operating activities	(370,087)	678,766

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,189)	(99,241)
Payment for deferred installation costs	—	(59,312)
Patent, trademark, and other intangible assets costs	0	(68,935)
Net cash provided by (used in) investing activities	(5,189)	(227,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from board investment	250,000	—
Repayment of notes payable	(13,786)	(150,000)
Proceeds from other long term liabilities	0	—
Net cash flows provided by (used) in financing activities	236,214	(150,000)

Increase in cash	(139,062)	301,278
Cash and cash equivalents, beginning of period	659,228	357,950
Cash and cash equivalents, end of period	$520,166	$659,228

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Additions to vehicles financed by vehicle loan	$—	$37,570
Cancellation of accrued interest	$47,395,000	$—
Issuance of warrants for debt discount	$240000	$—

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

Description of Business and Products

CareView’s video monitoring solutions include the following:

SitterView® and TeleMedView™ allows hospital staff to use CareView’s video cameras to observe and communicate with patients remotely. TeleMedView leverages the CareView Mobile Controller’s built-in monitor or use the CareView Portable Controller.

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

CareView Connect® Quality of Life System (“CareView Connect”) consists of an emergency assist button, motion sensors, sleep sensor, and event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can be monitored depending on which options are selected. CareView’s suite of products are designed for the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView Communications, Inc., a Texas corporation and CareView Operations, LLC, a Nevada limited liability company (our wholly owned subsidiaries). All inter-company balances and transactions have been eliminated in consolidation.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash at financial institutions that at times may exceed federally insured limits.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2022 and 2021, an allowance for doubtful accounts of $0 and $0, respectively, was recorded.

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

Allowance for System Removal

On occasion, the Company will remove subscription equipment from its larger customer premises due to contract expiration/non-renewal. When equipment is removed an allowance is established based on the estimated cost of removal. At December 31, 2022 and 2021, an allowance of $54,802 and $54,802, respectively, was recorded in other assets in the accompanying consolidated financial statements.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our past experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. During the years ended December 31, 2022 and 2021, no impairment was recognized.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2022, and 2021.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with GAAP. Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2022 and 2021.

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

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three- level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

At December 31, 2022 and 2021, we had no financial assets and liabilities valued at fair value. Carry amounts reported at approximate fair value.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). For our subscription service contracts, we have employed the practical expedient discussed in ASC 606-10-55-18 related to invoicing as we have the right to consideration from our customers in the amount that corresponds directly with the value to the customer of our performance completed to date, and therefore; we recognize revenue upon invoicing as further discussed below.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	For the years ended December 31,
	2022	2021
Sales-based contract revenue
Equipment package (point in time)	$1,437,758	$1,950,386
Software bundle (over time)	1,349,096	447,217
Total sales-based contract revenue	2,786,854	2,397,603

Subscription-based lease revenue	5,114,487	5,404,623
Gross revenue	$7,901,341	$7,802,226

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

Our sales-based contract payment arrangements with our customers typically include an initial equipment payment due upon signing of the contract and subsequent payments when certain performance obligations are completed. Customer payments received in advance of satisfaction of related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our consolidated balance sheet and recognized into revenues as either a point in time or over time.

During the years ended December 31, 2022, and 2021, a total of $230,200 and $172,056, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Balance, beginning of period	$231,141	$238,263
Additions	30,306	290,620
Transfer to revenue	(240,302)	(297,742)
Balance, end of period	$21,145	$231,141

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022 and 2021, a total of $612,880 and $226,861, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Balance, beginning of period	$752,526	$226,861
Additions	1,955,015	820,854
Transfer to revenue	(1,838,056)	(295,189)
Balance, end of period	$869,485	$752,526

As of December 31, 2022, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $890,630 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2023	$695,605
2024	195,025
Thereafter
$890,630

Deferred revenue is included in other current liabilities in the accompanying Balance Sheet.

Based on our contracts, with exception to initial equipment sales, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accounts receivable is recorded when the right to consideration becomes unconditional and are reported accordingly in our consolidated financial statements.

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable labor hours incurred for each installation. Upon acceptance, the associate costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying consolidated statements of operations.

The table below details the activity in these deferred installation costs during the years ended December 31, 2022 and 2021, included in other assets in the accompanying consolidated balance sheet.

	For the years ended December 31,
	2022	2021
Balance, beginning of period	$68,901	$54,002
Additions	—	59,312
Transfer to expense	(35,440)	(44,413)
Balance, end of period	$33,461	$68,901

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

Contracts with our customers include a limited warranty on our products covering materials, workmanship, or design for the duration of contract. We do not offer paid additional extended or lifetime warranty packages. We determined the limited warranty in our contract is not a distinct performance obligation. We do not believe our estimates of warranty costs to be significant to our determination of revenue recognition, and, therefore; did not reserve for warranty costs.

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 32 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 442,000,000 and 226,000,000 at December 31, 2022, and 2021, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

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

Deferred Debt Issuance and Debt Financing Costs

Costs incurred through the issuance of Warrants to parties who are providing long-term financing availability, which includes revolving credit lines, are reflected as deferred debt issuance based on the fair value of the Warrants issued. Costs incurred with third parties related to issuance of debt are recorded as deferred financing costs. These costs are generally amortized over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. Amounts associated with our senior secured convertible notes are netted with the outstanding debt on the accompanying consolidated financial statements while amounts associated with credit facilities are presented in other assets on the accompanying consolidated statements of operations.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. These costs are included in network operations on the accompanying consolidated statements of operations.

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2022 and 2021, totaled approximately $131,000 and $33,000, respectively.

Concentration of Credit Risks and Customer Data

During 2022, one customer comprised 12% of our revenue, while no other customer comprised more than 10%. During 2021, no customer comprised more than 10% of our revenue.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as historical loss experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of the new guidance by one year to fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting the new accounting standards on its consolidated financial statements.

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company's inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments with the earliest grants receiving the first allocation of shares. Company adopted policy for reclassification of contracts with the latest inception date first. Pursuant to ASC 815, issuance of securities to the Company's employees or directors is not subject to the sequencing policy.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2022, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the year ended December 31, 2022, the Company had an operating net working capital of $598,978, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. These conditions raise substantial doubt abput the Company’s ability to continue as a going concern. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2022 and 2021, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized, and zero shares outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2022 and 2021, we had 500,000,000 shares of Common Stock, $0.001 par value, respectively, authorized, and 141,880,748 shares of Common Stock issued and outstanding. On November 14, 2022, the Company entered into a Common Stock purchase agreement with five of the Company’s Board of Directors. The Company sold and issued 2,500,000 shares of Common Stock at a cash price of $0.10 per share (or $250,000). There was no Common Stock issued during the year ended December 31, 2021.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Active Warrant Holders

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2020	16,050,458	$0.01-$0.53	$0.76	4.3
Granted	2,000,000	$0.23	$0.74	9.3
Expired	—
Canceled	—
Balance at December 31, 2021	18,050,458	$0.01-$0.53	$0.74	4.2
Granted	3,000,000	$0.09	$0.09	9.2
Expired	(1,151,206)	$0.32	$0.32	2.3
Canceled	(14,204,807)	$0.52	$0.52	—
Ending Balance at December 31, 2022	5,694,445	$0.01-$0.03	$0.024	3.5

Warrant Activity During 2022

In March 2022, we issued,1,397,400 ten-year Warrants (with a fair value of $125,766) at an exercise price of $0.09 per share to HealthCor Partners Fund, LP.

In March 2022, we issued 1,602,600 ten-year Warrants (with a fair value of $144,234) at an exercise price of $0.09 per share to HealthCor Hybrid Offshore Master Fund, LP.

In December 2022, the Existing Investors agreed to the cancellation by the Company and the forfeiting of their respective rights in and to the 2011 Warrants, 2014 Supplemental Warrants, Fifth Amendment Supplemental Warrants, Sixth Amendment Supplemental Warrants, Eighth Amendment Supplemental Warrants, 2021 Warrants and 2022 Warrants (collectively, the “Warrants”).

See Note 14 for further details.

Warrant Activity During 2021

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 4,419,945 shares have been issued with 580,055 remaining outstanding under the 2015 Plan, Plan Options to purchase 19,089,389 shares have been issued with 910,611 remaining outstanding under the 2016 Plan, and Plan Options to purchase 14,797,533 shares have been issued with 5,202,467 remaining outstanding under the 2020 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2020	40,688,968	$0.13	7.6	$526,724
Granted	362,000	0.11	9.5	500
Expired	(425,491)	0.44	—	—
Canceled	—	—	—	—
Balance at December 31, 2021	40,625,477	$0.12	6.7	$1,283,975
Granted	838,500	$0.10	9.4	$3,000
Expired	(471,500)	$0.79	—	—
Canceled	(175,000)	$0.17	—	—
Balance at December 31, 2022	40,817,477	$0.12	5.8	$526,425
Vested and Exercisable at December 31, 2022	32,999,477	$0.13	5.3	$523,425

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2022, and 2021 were $230,112 and $222,995, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At December 31, 2022, total unrecognized estimated compensation expense related to non-vested Options granted was $179,346, which is expected to be recognized over a weighted-average period of one year. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. During the years ended December 31, 2022 and 2021, the deferred tax valuation allowance (decreased) / increased by $(7,601,775) and $1,581,507, respectively. The decrease in the valuation allowance during 2022 was mainly attributable to write-downs of gross deferred tax assets.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, we had approximately $91,700,000 of U.S. federal net operating tax loss carryforward, some of which begins to expire in 2028. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2022, the Company has not completed an analysis as to whether or not an ownership change has occurred. We are currently subject to the general three-year statute of limitations for federal tax. Under this general rule, the earliest period subject to potential audit is 2019. For years in which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

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

As of December 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The provision for income taxes consists of the following:

	2022	2021
Current
Federal	$—	$—
State income tax, net of federal benefit	6,045	9,672
Sub-total:	6,045	9,672

Deferred
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$6,045	$9,672

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2022	2021
Expected income tax benefit at statutory rate	$(1,024,155)	$(2,113,665)
Debt discount amortization	55,539	274,596
Permanently disallowed interest	314,510	258,736
Non-taxable debt forgiveness income	(494,332)	—
Deferred tax adjustments	9,019,593	—
State income tax, net of federal benefit	4,776	9,672
Other reconciling items	1,390	(1,174)
Change in valuation account	(7,871,276)	1,581,507
Income tax expense (benefit)	$6,045	$9,672

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$19,261,098	$18,726,731
Accrued interest	1,522,314	8,581,832
Stock based compensation	342,341	1,341,514
Intangible assets	14,723	46,658
Fixed assets	103,619	307,610
Accrued liabilities	67,600	75,895
Charitable contributions carryforward	—	5,947
Inventory reserve	—	237,527
Bad debt allowance	—	(2)
Research and development credit carry-forward	1	29,084
Debt discount	—	(166,585)
Total deferred tax assets	21,311,696	29,186,211
Valuation allowance for deferred tax assets	(21,311,696)	(29,186,211)
Deferred tax assets, net of valuation allowance	$—	$—

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2022	2021
Inventory	$301,446	$349,216
TOTAL INVENTORY	$301,446	$349,216

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2022	2021
Other prepaid expenses	$71,020	$235,521
TOTAL OTHER CURRENT ASSETS	$71,020	$235,521

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2022	2021
Network equipment	$12,620,258	$12,620,258
Office equipment	234,429	229,240
Vehicles	232,411	232,411
Test equipment	230,365	204,455
Furniture	92,846	92,846
Warehouse equipment	9,524	9,524
Leasehold improvements	5,121	5,121
	13,424,954	13,393,855
Less: accumulated depreciation	(12,782,395)	(12,254,964)
TOTAL PROPERTY AND EQUIPMENT	$642,559	$1,138,891

Depreciation expense for the years ended December 31, 2022, and 2021, was $501,521 and 578,744, respectively.

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$395,715	$818,135
Other intangible assets	85,896	83,925	1,971
TOTAL INTANGIBLE ASSETS	$1,299,746	$479,640	$820,106

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,254,327	$343,929	$910,398
Other intangible assets	83,745	83,745	—
TOTAL INTANGIBLE ASSETS	$1,338,072	$427,674	$910,398

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	December 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,318,580	$33,461
Deferred Sales Commissions	163,973	98,116	65,857
Prepaid license fee	249,999	185,792	64,207
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,602,488	$209,649

	December 31, 2021
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,283,140	$68,901
Deferred Sales Commissions	122,778	18,841	103,937
Prepaid license fee	249,999	169,398	80,601
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,770,942	$1,471,379	$299,563

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued interest	$12,933,611	$9,947,730
Accrued interest, related parties	337,027	228,528
Allowance for system removal	54,802	54,802
Accrued paid time off	154,776	173,904
Deferred officer compensation(1)	139,041	139,041
Deferred revenue	890,631	983,667
Insurance premium financing(2)	—	103,791
Other accrued liabilities	43,389	108,755
TOTAL OTHER CURRENT LIABILITIES	$14,553,277	$11,740,218

(1)	Salary for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

(2)	Renewal of directors and officer’s insurance.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11– COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2022, future debt payments due are as follows:

Years Ending December 31,		Total	Loan Payable	Senior Secured Convertible Notes	Senior Secured Notes
2023	Related Party	$30,700,000	$700,000	$—	$30,000,000
	Other	20,000,000	20,000,000	—	—
2024	Related Party	5,000,000	—	5,000,000	—
	Other	—	—	—	—
2025	Related Party	4,294,168	—	4,294,168	—
	Other	1,705,832	—	1,705,832	—
2026	Related Party	—	—	—	—
	Other	—	—	—	—
Thereafter	Related Party	3,100,000	—	3,100,000	—
	Other	100,000	—	100,000
Total		$64,900,000	$20,700,000	$14,200,000	$30,000,000

Consent and Agreement to Cancel and Exchange Existing Notes and Warrants

On December 30, 2022, CareView entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel warrants (the “Cancellation Agreement”) with certain holders (the “Investors”) of senior secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to purchase the Company’s common stock, that were issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of April 21, 2011 (as amended, modified, or supplemented from time to time) (the “Purchase Agreement”). The Cancellation Agreement provided for the cancellation of all outstanding Notes (with a total aggregate outstanding amount of approximately $88,949,000) and Warrants (for the purchase of an aggregate of approximately 14,204,000 shares of common stock) issued pursuant to the Purchase Agreement in exchange for the issuance of replacement senior secured convertible promissory notes (the “Replacement Notes”) with an aggregate principal amount of $44,200,000.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the twelve months ended December 31, 2022 and 2021 was $279,005 and $286,358, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2022
Assets
Operating lease asset	$434,330
Total lease asset	$434,330

Liabilities
Current liabilities:
Operating lease liability	$175,520

Long-term liabilities:
Operating lease liability, net of current portion	$305,259
Total lease liability	$480,779

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2022, for the following three fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
2023	214,631
2024	221,069
2025	150,679
Total minimum lease payments	586,379
Less effects of discounting	(105,601)
Present value of future minimum lease payments	$480,779

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
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

On June 23, 2022, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Sixth Amendment to Modification Agreement (the “Twenty-Sixth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and June 30, 2022 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, October 7, 2020 and June 30, 2022 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on June 30, 2022, would each be deferred until December 31, 2022 (the end of the extended Modification) and that such deferrals would be a covered event. The Company has evaluated the Twenty- Sixth Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2022, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Seventh Amendment to Modification Agreement (the “Twenty- Seventh Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and February 28, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until February 28, 2023 (the end of the extended Modification Period) and that such deferrals would be a covered event. The Company has evaluated the Twenty-seventh Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

Accounting Treatment

As of December 31, 2022, the Company and Lender had entered into 27 amendments to the PDL Modification Agreement (as detailed above), resulting in restructuring of the PDL Credit Agreement and the accounting treatment of the related costs. The amendments entered into during the years ended December 31, 2022 and 2021 qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the years ended December 31, 2022, and 2021, pursuant to the terms of the PDL Modification Agreement, as amended, $3,100,000 and $3,100,000, respectively, was recorded as interest expense on the accompanying consolidated financial statements.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 8, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Fourth 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “2022 HealthCor Note Extensions”). In connection with the 2022 HealthCor Note Extensions, we issued warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share (subject to adjustment as described therein) and with an expiration date of March 8, 2032 to the HealthCor Parties (collectively the “2022 HealthCor Warrants”). The conclusion was that this was a debt modification and this was accounted for as such.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Also on March 8, 2022, the Company issued to the HealthCor Parties the 2022 HealthCor Warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.09 per share and with an expiration date of March 8, 2032. The warrants were valued at $240,000 and are amortized over the life of the debt.

On July 1, 2022, we entered into amendments to the 2014 HealthCor Notes, 2015 Supplemental Notes, Eighth Amendment Supplemental Closing Notes, Tenth Amendment Supplemental Closing Notes, Twelfth Amendment Supplemental Closing Note and Thirteenth Amendment Supplemental Closing Note (collectively, the “2022 Allonges”) to suspend the accrual of interest on the 2014 HealthCor Notes as to 100% of the outstanding principal amount under such notes, 2015 Supplemental Notes as to 100% of the outstanding principal amount under such notes, Eighth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Tenth Amendment Supplemental Closing Notes as to 100% of the outstanding principal amount under such notes, Twelfth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, and Thirteenth Amendment Supplemental Closing Note as to 100% of the outstanding principal amount under such note, for all periods beginning on and after January 1, 2022. This was determined to be a Troubled Debt Restructure and is accounted for accordingly.

Also on December 30, 2022, the Existing Investors agree to the cancellation by the Company and the forfeiting of their respective rights in and to the 2011 Warrants, 2014 Supplemental Warrants, Fifth Amendment Supplemental Warrants, Sixth Amendment Supplemental Warrants, Eighth Amendment Supplemental Warrants, 2021 Warrants and 2022 Warrants (collectively, the “Warrants”); and the Existing Investors have agreed to waive any and all interest that has accrued, but remains unpaid on the Existing Notes held by the Existing Investors; in exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes. The Existing Investors have agreed to waive any and all interest that has accrued, but remains unpaid on the Existing Notes held by the Existing Investors with the 2014 Notes along with the 2015 Notes, 2018 Notes, 2019 Note and 2020 Note. In exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes, the HealthCor Parties will receive an additional $5,000,000 in value in the Replacement Notes. In this troubled debt restructure, all the conversion rates were changed to $0.10. The gain from this trouble debt restructuring was $1,489,357.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors:

Investor Group	Underlying Shares of Common Stock
2011 HealthCor Notes	200,000,000
2012 HealthCor Notes	50,000,000
2014 HealthCor Notes	50,000,000
2015 Investors	50,000,000
2015 HealthCor Notes	10,000,000
2022 HealthCor Notes	50,000,000
February 2018 Investors	20,500,000
July 2018 Investors	10,000,000
2019 Investor	500,000
February 2020 Investors	1,000,000
TOTAL	442,000,000

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (“PIK”) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $2,734,688 in interest for the years ended December 31, 2022 and 2021, respectively, related to these transactions. For the years ended December 31, 2022, and 2021, we recorded $0 and $3,002,790, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate. During the years ended December 31, 2022, and 2021, we recorded a BCF of $0 and $0, respectively. The BCF was recorded as a charge to debt discount and a credit to additional paid in capital, with the debt discount, using the effective interest method, amortized to interest expense over the term of the notes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2022, the Rockwell Note was paid off.

NOTE 16 – SUBSEQUENT EVENTS

Conversion of Replacement Notes

In February 1, 2023, the Company engaged “Value, Incorporated” to render an analysis and opinion of fairness on a provision of the Replacement Notes for the Investors to convert any portion of the outstanding principal balances of the Notes into fully paid and nonassessable shares of Common Stock at a conversion price per share that is fair to the Company’s shareholders and option holders, subject to adjustment in accordance with anti-dilution provisions set forth in the Notes. The Conversion Price is subject to adjustment upon the occurrence of stock splits, reverse stock splits and similar capital events. The fairness opinion determined that the conversion price of $0.10 per share was fair.

On March 31, 2023, investors holding an aggregate of $26,200,000 of Replacement Notes exercised their right to convert the debt into shares of the Company’s common stock at $0.10 per share (the “First Tranche”). Upon conversion, the Company issued the investors in the First Tranche an aggregate of 262,000,000 shares. The First Tranche only converted 50% of the HealthCor Replacement Notes. Due to the insufficient number of the Company’s available authorized shares of common stock, a shareholder vote to authorize an increase in the Company’s authorized shares of common stock to 800,000,000 must be completed prior to the other 50% of the HealthCor Replacement Notes being converted (the “Second Tranche”). The Second Tranche will convert the remaining $18,000,000 of HealthCor Replacement Notes into 180,000,000 shares at a conversion price of $0.10 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Group Purchasing Agreement with Vizient

On February 15, 2023, the Company entered a Group Purchasing Agreement with Vizient, the nation’s largest healthcare performance improvement company. All CareView Patient Safety System components and modules are now available for direct purchase by Vizient’s exclusive membership.

PDL Debt Extensions

On February 28, 2023, the Company executed the Twenty-Eighth Amendment with PDL Biopharma, Inc. (“PDL”) to extend the date for PDL to terminate from February 28, 2023 until March 31, 2023.

On March 31, 2023, the Company executed the Twenty-Ninth Amendment with PDL to extend the date for PDL to terminate from March 31, 2023 until April 30, 2023.