Form 10-K/A
period 2022-12-31
CareView Communications Inc
filed 2023-05-30
CIK 1377149

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

As of April 30, 2023, the registrant had 403,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

EXPLANATORY NOTE: This Annual Report on Form 10-K/A is being filed for the purpose of reclassification of long-term and current liabilities, as well as to correct the current number of shares outstanding.

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director) (2)	37,237,260 (2)	9.14%
Common Stock	Sandra K. McRee (Chief Operating Officer) (3)	15,683,333 (3)	3.77%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer) (4)	5,189,462 (4)	1.28%
Common Stock	L. Allen Wheeler (Chairman of the Board) (5)	27,255,602 (5)	6.72%
Common Stock	Steven B. Epstein (Director) (6)	10,311,962 (6)	2.54%
Common Stock	Dr. James R. Higgins (Director) (7)	25,715,429 (7)	6.34%
Common Stock	Jeffrey C. Lightcap (Director) (8)	374,000,000 (8)	64.05%
Common Stock	David R. White (Director) (9)	2,471,962 (9)	0.61%
Common Stock	All Officers & Directors as a Group (8 persons) (10)	497,065,020(10)	81.58%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 403,880,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	This amount includes (i) 18,208,977 shares directly owned by Johnson, (ii) 3,466,667 shares due to Johnson upon exercise of vested Options, and (iii) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on shares which would be outstanding if all of Johnson’s vested Options were exercised.

(3)	This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 11,933,333 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 415,814,081 shares which would be outstanding if all of McRee’s vested Options were exercised.

(4)	This amount includes (i) 2,037,500 shares directly owned by Thompson, (ii) 1,300,000 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 1,851,962 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 405,732,710 shares which would be outstanding if all of Thompson’s vested Options were exercised.

(5)	This amount includes (i) 11,201,820 shares directly owned by Wheeler, (ii) 1,851,962 shares due to Wheeler upon exercise of Options, and (iii) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 405,732,710 shares which would be outstanding if all of Wheeler’s vested Options were exercised.

(6)	This amount includes (i) 3,780,000 shares directly owned by Epstein, (ii) 2,251,962 shares due to Epstein upon exercise of vested Options, (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Mr. Epstein disclaims 890,000 shares, and (iv) 2,500,000 shares held by Steven and Deborah L. Epstein. The percentage of class for Epstein is based on 406,132,710 shares which would be outstanding if all of Epstein’s vested Options were exercised.

(7)	This amount includes (i) 17,231,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, and (iv) 1,851,962 shares due to Higgins upon exercise of vested Options. The percentage of class for Higgins is based on 405,732,710 shares which would be outstanding if all of Higgins’ vested Options were exercised.

(8)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap, as an individual (collectively, the Reporting Persons), beneficially own an aggregate of 374,000,000 shares, representing (i) 180,000,000 shares that may be acquired upon conversion of convertible debt, (ii) 93,485,000 shares owned directly by HealthCor Hybrid Offshore Master Fund, LP, (iii) 86,515,000 shares owned by HealthCor Partners Fund, LP, (ii) 7,000,000 shares owned directly by Mr. Lightcap, and (iii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap. The percentage of class for Reporting Persons is based on 583,880,748 shares which would be outstanding if the Reporting Persons’ convertible debt were converted.

(9)	This amount includes (i) 270,000 shares directly owned by White (ii) 2,201,962 shares due to White upon exercise of vested Options. The percentage of class for White is based on 406,082,710 shares which would be outstanding if all of White’s vested Options were exercised.

(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and upon conversion of convertible securities. The percentage of class for all officers and directors is based on 609,290,558 shares which would be outstanding if all the aforementioned Options, and convertible securities were exercised or converted.

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

21.00	05/19/23	Subsidiaries of the Registrant*
23.1	05/19/23	Consent of BDO USA, LLP*
23.2	05/25/23	Consent of Rosenberg Rich Baker Berman, P.A.*
31.1	05/25/23	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
31.2	05/25/23	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a). *
32.1	05/25/23	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	05/25/23	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 26, 2023

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

Signature	Title	Date

/s/ Steven G. Johnson
Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	May 26, 2023

/s/ Jason T. Thompson
Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	May 26, 2023

/s/ Sandra K. McRee
Sandra K. McRee	Chief Operating Officer	May 26, 2023

/s/ L. Allen Wheeler
L. Allen Wheeler	Chairman of the Board	May 26, 2023

/s/ Jeffrey C. Lightcap
Jeffrey C. Lightcap	Director	May 26, 2023

/s/ David R. White
David R. White	Director	May 26, 2023

/s/ Steven B. Epstein
Steven B. Epstein	Director	May 26, 2023

/s/ Dr. James R. Higgins
Dr. James R. Higgins	Director	May 26, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Careview Communications, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Careview Communications, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement to Correct Misstatements

As discussed in Note 17 to the financial statements, the 2022 consolidated balance sheet has been restated to correct misstatements.

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

•	We obtained an understanding and evaluated the design of the controls over the application of accounting principles to complex debt agreements, including debt modifications, and the Company’s use of an outside specialist.
•	We performed a detailed review of significant debt agreements to evaluate whether all complex accounting implications were identified and addressed, and critically evaluated the accounting for debt modifications and other complex accounting matters as well as adequacy of disclosures.
•	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the analyses of debt modifications, effective interest method amortization, valuation and allocation of stock purchase warrants and evaluation of reclassification of certain contracts in the Company's own equity.
•	We used experienced personnel with extensive and specific knowledge in this area to perform audit procedures and to evaluate the expertise, valuation assumptions and methodologies utilized by professionals engaged by the Company with specialized skills and knowledge, and critically evaluated management’s accounting compliance and assumptions used in the valuations.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2022.

Somerset, New Jersey

May 19, 2023, except for the effects of Note 17 as to which the date is May 26, 2023

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

Dallas, Texas

March 31, 2022

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$520,166	$659,228
Accounts receivable	948,328	933,200
Inventory	301,446	349,216
Other current assets	71,020	235,521
Total current assets	1,840,960	2,177,165

Property and equipment, net	642,559	1,138,891

Other Assets:
Intangible assets, net	820,106	910,398
Operating lease asset	434,330	555,150
Other assets, net	209,649	299,563
Total other assets	1,464,085	1,765,111
Total assets	$3,947,604	$5,081,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$650,796	$414,333
Notes payable	20,000,000	20,013,786
Notes payable - related parties	700,000	700,000
Senior secured notes - related parties, net of debt discount and debt costs of $0 and $307,832, respectively	—	56,302,303
Convertible notes payable, related parties	42,394,168	—
Convertible notes payable, non-related parties	1,805,832	—
Operating lease liability	175,520	162,470
Other current liabilities	14,553,277	11,740,218
Total current liabilities	80,279,593	89,333,110

Long-term Liabilities:
Senior secured convertible notes - related parties; net of debt discount and debt costs of $0 and $2,562,161, respectively	—	24,302,135
Senior secured convertible notes, net of debt discount and debt costs of $0 and $240,125, respectively	—	3,661,617
Operating lease liability	305,259	445,033
Other liability	23,481	37,570
Total long-term liabilities	328,740	28,446,355
Total liabilities	80,608,333	117,779,465

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized; 141,880,748 issued and outstanding	141,881	139,381
Additional paid in capital	127,130,055	85,052,367
Accumulated deficit	(203,932,665)	(197,890,046)
Total stockholders’ deficit	(76,660,729)	(112,698,298)
Total liabilities and stockholders’ deficit	$3,947,604	$5,081,167

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31 2022	December 31 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,042,619)	$(10,080,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	501,521	578,745
Amortization of intangible assets	51,967	56,271
Amortization of deferred installation costs	35,440	44,414
Amortization of debt discount	1,480,626	2,395,036
Amortization of deferred debt issuance and debt financing costs	—	43,352
Non-cash lease expense	120,820	12,383
Interest incurred and paid in kind	4,781,424	3,002,790
Stock based compensation related to options granted	230,112	642,995
Gain on extinguishment of debt	(1,489,357)	—
Loss on disposal of intangibles	38,325	—
Changes in operating assets and liabilities:
Accounts receivable	(15,128)	213,286
Inventory	47,770	59,234
Other current assets	164,501	10,292
Other assets	54,474	—
Accounts payable	236,463	(27,669)
Accrued interest	(114,290)	3,203,226
Other current liabilities	(325,412)	640,942
Operating lease liability	(126,724)	(116,168)
Net cash provided by (used in) operating activities	(370,087)	678,766

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,189)	(99,241)
Payment for deferred installation costs	—	(59,312)
Patent, trademark, and other intangible assets costs	—	(68,935)
Net cash provided by (used in) investing activities	(5,189)	(227,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from board investment	250,000	—
Repayment of notes payable	(13,786)	(150,000)
Net cash flows provided by (used) in financing activities	236,214	(150,000)

Increase in cash	(139,062)	301,278
Cash and cash equivalents, beginning of period	659,228	357,950
Cash and cash equivalents, end of period	$520,166	$659,228

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Additions to vehicles financed by vehicle loan	$—	$37,570
Cancellation of accrued interest	$47,395,000	$—
Issuance of warrants for debt discount	$240,000	$—

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11– COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2022, future debt payments due are as follows:

Years Ending December 31,		Total	Loan Payable	Convertible Notes
2023	Related Party	$43,094,168	$700,000	$42,394,168
	Other	21,805,832	20,000,000	1,805,832
Total		$64,900,000	$20,700,000	$44,200,000

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

NOTE 17 – RESTATEMENT

We have restated our financial statements for year ended December 31, 2022 to correct errors identified in our balance sheet. We recorded $14,200,000 of Long-Term Liabilities that has been revised to Current Liabilities as of December 31, 2022. This restatement was necessary to address misstatement of the balance sheet. The impact of the restatement on our financial statement is reclassification from Long-Term Liabilities to Current Liabilities. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.