Form 10-Q
period 2023-03-31
CareView Communications Inc
filed 2023-06-07
CIK 1377149

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 31, 2023 was 421,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$441,973	$520,166
Accounts receivable	1,351,842	948,328
Inventory	285,732	301,446
Other current assets	75,909	71,020
Total current assets	2,155,456	1,840,960

Property and equipment, net	540,050	642,559

Intangible assets, net	760,226	820,106
Operating lease asset	401,066	434,330
Other assets, net	179,786	209,649
Total assets	$4,036,584	$3,947,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$702,490	$650,796
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Convertible notes payable, related parties	18,000,000	42,394,168
Convertible notes payable, non-related parties	—	1,805,832
Operating lease liability	178,882	175,520
Other current liabilities	15,914,266	14,553,277
Total current liabilities	55,495,638	80,279,593

Long-term Liabilities:
Operating lease liability, less current portion	266,386	305,259
Other liability	19,841	23,481
Total long-term liabilities	286,227	328,740
Total liabilities	55,781,865	80,608,333

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Common stock - par value $0.001; 500,000,000 shares authorized; 403,880,748 and 141,880,748 issued and outstanding, respectively	403,881	141,881
Additional paid in capital	153,130,315	127,130,055
Accumulated deficit	(205,279,477)	(203,932,665)
Total stockholders’ deficit	(51,745,281)	(76,660,729)
Total liabilities and stockholders’ deficit	$4,036,584	$3,947,604

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Subscription-based lease	1,217,497	1,307,863
Sales-based equipment package	136,296	817,012
Sales-based software bundle	428,466	194,154
Total Revenue	1,782,259	2,319,029

Operating expenses:
Cost of equipment	31,934	117,598
Network operations	705,042	737,476
General and administration	697,766	939,248
Sales and marketing	168,419	189,216
Research and development	518,632	497,252
Depreciation and amortization	176,831	161,463
Total operating expense	2,298,624	2,642,253

Operating loss	(516,365)	(323,224)

Other income and (expense)
Interest expense	(831,334)	(2,021,784)
Interest income	887	—
Total other income (expense)	(830,447)	(2,021,784)

Loss before taxes	(1,346,812)	(2,345,008)

Provision for income taxes	—	—

Net loss	$(1,346,812)	$(2,345,008)

Net loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic, and diluted	144,791,859	141,880,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)

Balance, December 31, 2022	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)
Options granted as compensation	—	—	62,260	—	62,260
Debt to equity conversion at $0.10	262,000,000	262,000	25,938,000	—	26,200,000
Net loss	—	—	—	(1,346,812)	(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881	$153,130,315	$(205,279,477)	$(51,745,281)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,346,812)	$(2,345,008)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	102,509	134,940
Amortization of intangible assets	59,879	14,451
Amortization of debt discount	—	166,760
Amortization of deferred installation costs	14,443	12,072
Non-cash lease expense	33,265	28,499
Interest incurred and paid in kind	—	806,728
Stock based compensation related to options granted	62,260	295,847
Changes in operating assets and liabilities:
Accounts receivable	(403,515)	(157,794)
Inventory	15,714	79,299
Other current assets	(4,888)	113,138
Other assets	15,420	4,099
Accounts payable	51,694	39,536
Accrued Interest	802,125	688,005
Other current liabilities	558,863	327,529
Operating lease liability	(35,511)	(29,205)
Net cash flows provided by (used in) operating activities	(74,554)	178,896

CASH FLOWS FROM INVESTING ACTIVITIES
Patent, trademark, and other intangible asset costs	—	(56,110)
Net cash flows used in investing activities	—	(56,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(13,785)
Payments of other long term liabilities	(3,639)	(3,522)
Net cash flows used in financing activities	(3,639)	(17,307)

Increase (decrease) in cash	(78,193)	105,479
Cash, cash equivalents and restricted cash, beginning of period	520,166	659,228
Cash, cash equivalents and restricted cash, end of period	$441,973	$764,707

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
Replacement Notes conversion to equity at $0.10 per share	$26,200,000	—

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on May 26, 2023.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.
●	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).
●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Three Months Ended March 31,
	2023	2022
Sales-based contract revenue
Equipment package, net (point in time)	$136,296	$817,012
Software bundle (over time)	428,466	194,154
Total sales-based contract revenue	564,762	1,011,166

Subscription-based lease revenue	1,217,497	1,307,863
Gross revenue	$1,782,259	$2,319,029

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

During the three months ended March 31, 2023 and 2022, a total of $8,517 and $83,194, respectively, of the beginning balance of the subscription-based contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the three months ended March 31, 2023 and 2022.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$21,145	$231,140
Additions	—	—
Transfer to revenue	(8,517)	(83,194)
Balance, end of period	$12,628	$147,946

During the three months ended March 31, 2023 and 2022, a total of $456,513 and $490,374, respectively, of the beginning balance of the sales-based contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$869,485	$752,526
Additions	1,184,917	1,505,386
Transfer to revenue	(550,190)	(1,022,165)
Balance, end of period	$1,504,212	$1,246,747

As of March 31, 2023, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,516,840 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2023	$723,459
2024	566,435
Thereafter	226,946
$1,516,840

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

The table below details the activity in these deferred installation costs during the periods ended March 31, 2023 and 2022, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$33,461	$68,901
Additions	—	—
Transfer to expense	(14,443)	(12,071)
Balance, end of period	$19,018	$56,830

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

Contracts with our customers include a limited warranty on our products covering materials, workmanship, or design for the duration of contract. We do not offer paid additional extended or lifetime warranty packages. We determined the limited warranty in our contract is not a distinct performance obligation. We do not believe our estimates of warranty costs to be significant to our determination of revenue recognition, and therefore, did not reserve for warranty costs.

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 29 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 225,461,922 and 178,543,025 at March 31, 2023 and 2022, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 225,461,922 potential common shares consist of 41,017,477 stock options, 4,444,445 warrants, and 180,000,000 convertible debt.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13

ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance:

1.	Eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets.

2.	Broadens the information that an entity can consider when measuring credit losses to include forward-looking information.

3.	Increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses.

4.	Increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets.

5.	Increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage).

6.	For available-for-sale debt securities, aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down.

The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We as a smaller reporting company as defined by the SEC have adopted ASU 2016-13 effective for January 1, 2023. As of March 31, 2023, ASU 2016-13 does not have any material effect on the Company.

ASU 2020-06

ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We as a smaller reporting company as defined by the SEC will adopt ASU 2020-06 effective for fiscal year 2024.

ASU 2022-03

ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Under the existing guidance in ASC 820-10-35-6B, “although a reporting entity must be able to access the market, the reporting entity does not need to be able to sell the particular asset or transfer the particular liability on the measurement date to be able to measure fair value on the basis of the price in that market.” ASU 2022-03 clarifies that an entity should apply this existing guidance when measuring the fair value of equity securities that are subject to contractual sale restrictions (i.e., a contractual sale restriction on the reporting entity that prevents the sale of an equity security in the market does not prevent the entity from measuring the fair value of the equity security on the basis of the price in that principal market). ASU 2022-03 for the Company will be effective for fiscal year 2024.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the three months ended March 31, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of the three months ended March 31, 2023, the Company had an operating net working capital of $1,242,787, which is accounts receivable plus inventory minus accounts payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

On March 30, 2023, noteholders owning Replacement Notes in an aggregate of $26,200,000, entered into a Replacement Note Conversion Agreement, wherein the Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 262,000,000 shares (the “Conversion Shares”). The Conversion Shares bear a lockup legend that expires December 31, 2023.

Upon this conversion, and as of March 31, 2023, the Company’s officers and board of directors held the majority of the Company’s outstanding voting stock. With controlling interest of the majority of outstanding shares, the Company’s majority shareholders voted to amend its articles of incorporation to increase the authorized shares available for issuance from 500,000,000 to 800,000,000, with an effective date of May 22, 2023.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management continues to monitor the immediate and future cash flows needs of the company in a variety of ways which include forecasted net cash flows from operations, capital expenditure control, new inventory orders, debt modifications, increases in sales outreach, streamlining and controlling general and administrative costs, competitive industry pricing, sale of equities, debt conversions, new product or services offerings, and new business partnerships.

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

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2022	5,694,445	$0.01-$0.03	$0.024	3.5
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at March 31, 2023	5,694,445	$0.01-$0.03	$0.024	3.5

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2023, 200,000 options to purchase our Common Stock were granted having a fair value of $12,000 and exercise price of $0.06 per share. During the three months ended March 31, 2023, no options expired or were terminated.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2022	40,817,477	$0.12	5.8	$526,425
Granted	200,000	0.06	9.8	—
Forfeited/Expired	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2023	41,017,477	$0.12	5.5	$526,425
Vested and Exercisable at March 31, 2023	33,076,810	$0.13	5.0	$423,425

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2023 and 2022 ($62,260 and $55,847, respectively) is based over the awards’ vested period. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2023, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $133,336, which is expected to be recognized over a weighted-average period of 1.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$75,909	$71,020
TOTAL OTHER CURRENT ASSETS	$75,909	$71,020

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Inventory Asset	$285,732	$301,446
TOTAL INVENTORY	$285,732	$301,446

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Network equipment	$12,620,258	$12,620,258
Office equipment	234,429	234,429
Vehicles	232,411	232,411
Test equipment	230,365	230,365
Furniture	92,846	92,846
Warehouse equipment	9,523	9,523
Leasehold improvements	5,121	5,121
	13,424,954	13,424,954
Less: accumulated depreciation	(12,884,904)	(12,782,395)
TOTAL PROPERTY AND EQUIPMENT, NET	$540,050	$642,559

Depreciation expense for the three months ended March 31, 2023 and 2022 was $102,509 and $134,941, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$453,624	$760,226
Other intangible assets	85,896	85,896	—
TOTAL INTANGIBLE ASSETS	$1,299,746	$539,520	$760,226

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$395,715	$818,135
Other intangible assets	85,896	83,925	1,971
TOTAL INTANGIBLE ASSETS	$1,299,746	$479,640	$820,106

Other assets consist of the following:

	March 31, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,333,023	$19,018
Deferred sales commission	163,973	109,438	54,535
Prepaid license fee	249,999	189,890	60,109
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,632,351	$179,786

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,318,580	$33,461
Deferred sales commissions	163,973	98,116	65,857
Prepaid license fee	249,999	185,792	64,207
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,602,488	$209,649

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued interest	$13,708,611	$12,933,611
Accrued interest, related parties	364,152	337,027
Allowance for system removal	54,802	54,802
Accrued paid time off	50,384	154,776
Deferred officer compensation (1)	139,041	139,041
Deferred revenue	1,516,840	890,631
Other accrued liabilities	80,436	43,389
TOTAL OTHER CURRENT LIABILITIES	$15,914,266	$14,553,277

(1)	Salary for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2023 because of the losses recorded during the three months ended March 31, 2023 and net operating loss carry forwards from prior years. In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of March 31, 2023, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the three months ended March 31, 2023 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

On December 30, 2022, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Seventh Amendment to Modification Agreement (the “Twenty-Seventh Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and February 28, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until February 28, 2023 (the end of the extended Modification Period) and that such deferrals would be a covered event. The Company has evaluated the Twenty-seventh Modification Agreement Amendment and as the effective borrowing rate under the restructured agreement is less than the effective borrowing rate on the old agreement, a concession is deemed to have been granted under ASC 470-60-55-10. As a concession has been granted, the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR) under ASC 470-60.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of March 31, 2023, the Amended PDL Warrant has not been exercised.

On February 28, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Eighth Amendment to Modification Agreement (the “Twenty-Eighth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and March 31, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until March 30, 2023 (the end of the extended Modification Period).

On March 31, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Ninth Amendment to Modification Agreement (the “Twenty-Ninth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until April 30, 2023 (the end of the extended Modification Period). Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final nineteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the three months ended March 31, 2023 and 2022, pursuant to the terms of the PDL Modification Agreement, as amended, $802,125 and $775,000, respectively, was recorded as interest expense on the accompanying unaudited condensed consolidated financial statements.

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

Also on December 30, 2022, the Existing Investors agreed to the cancellation by the Company and the forfeiting of their respective rights in and to the 2011 Warrants, 2014 Supplemental Warrants, Fifth Amendment Supplemental Warrants, Sixth Amendment Supplemental Warrants, Eighth Amendment Supplemental Warrants, 2021 Warrants and 2022 Warrants (collectively, the “Warrants”); and the Existing Investors have agreed to waive any and all interest that has accrued, but remains unpaid on the Existing Notes held by the Existing Investors; in exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes. The Existing Investors have agreed to waive any and all interest that has accrued, but remains unpaid on the Existing Notes held by the Existing Investors with the 2014 Notes along with the 2015 Notes, 2018 Notes, 2019 Note and 2020 Note. In exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes, the HealthCor Parties will receive an additional $5,000,000 in value in the Replacement Notes. In this troubled debt restructuring, all the conversion rates were changed to $0.10. The gain from this troubled debt restructuring was $1,489,357.

On March 30, 2023, HealthCor noteholders owning an aggregate of $36,000,000 Replacement Notes, entered into a Replacement Note Conversion Agreement, wherein half, fifty percent, of the HealthCor Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares. The other related and non-related parties Replacement Notes of $8,200,000 were likewise converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of a combined total aggregate of 262,000,000 shares (the “Conversion Shares”). The shares bear a lockup legend that expires December 31, 2023.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the total underlying shares of common stock related to HealthCor and related investors as of March 31, 2023

Investor Group	Underlying Shares of Common Stock

2011 HealthCor Notes	100,000,000
2012 HealthCor Notes	50,000,000
2014 HealthCor Notes	25,000,000
2015 HealthCor Notes	5,000,000
TOTAL	180,000,000

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $1,406,760 in interest for the three months ended March 31, 2023 and 2022, respectively, related to these transactions. For the three months ended March 31, 2023 and 2022, we recorded $0 and $860,728, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring.

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended March 31, 2023 and 2022 was $75,887 and $82,706, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position

Operating lease asset and liability for our operating lease were recorded in the condensed consolidated balance sheet as follows:

	As of March 31, 2023	As of December 31, 2022
Assets
Operating lease asset	$401,066	$434,330
Total lease asset	$401,066	$434,330

Liabilities
Current liabilities:
Operating lease liability	$178,882	$175,520
Long-term liabilities:
Operating lease liability, net of current portion	$266,386	$305,259
Total lease liability	$445,268	$480,779

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2023, for the following five fiscal years and thereafter as follows:

Quarter ending March 31, 2023	Operating Leases
Remaining 2023	$161,766
2024	221,069
2025	150,679
Total minimum lease payments	533,515
Less effects of discounting	(88,247)
Present value of future minimum lease payments	$445,268

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating leases	$35,511

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On April 7, 2023, the Company board of directors and its majority shareholders authorized an amendment to its articles to increase the number of authorized shares from Board authorized an Amendment to the Articles to increase from 500,000,000 to 800,000,000. The amendment was effective as of May 22, 2023.

On April 29, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Thirtieth Amendment to Modification Agreement (the “Thirtieth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and May 31, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until May 31, 2023 (the end of the extended Modification Period).

On May 24, 2023, noteholders owning an aggregate of $18,000,000 Replacement Notes, provided the Company with a Conversion Notice, pursuant to the terms of the Replacement Notes, to convert the Replacement Notes into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares.

On May 31, 2023 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Seventh Amendment to Credit Agreement (the “Seventh Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to, among other things, (i) provide that, after the Effective Date, all accrued but unpaid interest (including interest accrued but unpaid prior to the Effective Date and excluding interest payable on the Maturity Date, in connection with any prepayment, or in the event of an Event of Default, which interest will be payable in cash) accruing on Tranche One Loans and Tranche Three Loans will be paid-in-kind on each Interest Payment Date by being added to the aggregate principal balance of the respective loans in arrears on each Interest Payment Date; (ii) require certain mandatory prepayments of the loans by the Company, including (A) quarterly prepayments in the amount, if any, that the Company’s Excess Cash Flow exceeds $600,000, (B) monthly transfers to the Inventory Reserve Account in the amount, if any, the Company’s cash exceeds $1,200,000, (C) prepayment in the amount, if any, the Company’s Inventory Reserve Account exceeds $600,000, and (D) prepayment in the amount, if any, of 100% of the gross proceeds of any indebtedness incurred by the Company (other than permitted indebtedness); and (iii) extend the Maturity Date to December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023. The reported results will not necessarily reflect future results of operations or financial condition.

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

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patients, staff, and hospital leadership. With installations in more than 150 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% and sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System® and CareView Patient Care System™, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety, care, and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

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

The CareView Patient Safety System enables virtual nursing workflows for patient observation, companionship, care concierge, and administrative tasks can ease workloads and improve care delivery. Hybrid patient care, the combination of bedside and virtual care, allows hospitals to keep nurses working at the top of their licenses and creates flexible and scalable workforce options. CareView’s integrations with existing clinical workflow and patient engagement tools allow providers to access patient rooms virtually from within the EHR workflow. CareView then becomes the centralized hub for a patient-centric, interconnected virtual care system.

In October 2022, CareView received Innovative Technology Designation after the Innovative Technology Exchange in Dallas, Texas. Every year, healthcare experts serving on the member-led councils of Vizient, Inc., (“Vizient”), the nation’s largest healthcare performance improvement company, review select products and technologies for their potential to enhance clinical care, patient safety, healthcare worker safety or to improve business operations of healthcare organizations. Vizient’s diverse membership and customer base includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers, and represents more than $130 billion in annual purchase volume. Technology designations are awarded to previously contracted products to signal to healthcare providers the impact of these innovations on patient care and business models of healthcare organizations.

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

The CareView Controller is available in multiple configurations for permanent or temporary situations; the CareView Mobile, Portable, and Fixed Controller. For situations that demand that the camera come to the patient, the CareView Mobile Controller on wheels comes with an uninterrupted external power supply for situations where power may not be readily available and can operate on the facility’s wireless network. For monitoring patients within a general care unit, the CareView Portable Controller can be easily removed from mounts and moved where the workflow dictates, making this application perfect for general use. For high-risk patient rooms where behavior and self-harm may be a factor, or where a patient must be continuously monitored, the CareView Fixed Controller can be installed seamlessly in the ceiling tiles leaving no exposed wiring making it ligature resistant.

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

Master Agreements and P&S Agreements are currently negotiated for a period of three years with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. Regarding the subscription-based model, we own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

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

CareView Patent Safety System Sales-Based Model

CareView’s sales-based model commenced with the introduction of our updated technology. CareView has also aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView now sells its proprietary equipment to facilities in lieu of lending the equipment as defined under the subscription-based model. In doing so, the facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”; referring to all systems in full operation, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until the end of the contract. The shift to the sales-based model has an immediate impact on our operations resulting in greater cash flow within 30 days of contract signing.

CareView continues its dedication to provide service and support on a 24x7x365 basis for every customer under every contract.

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

With this mission in mind, in the second quarter of 2018, the Company introduced a new sensor product with application in both the assisted living center market and the home health market. CareView Connect leverages both passive and active sensors to track the activities of daily life. CareView Connect provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify a caregiver of potential emergencies and identify the need for dignified support. CareView Connect consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected.

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms.

CareView Connect is a platform consisting of several products and applications targeted at improving the level of care and efficiency. CareView built a cohesive and tightly integrated solution that solves several problems that long-term care facilities face. We offer an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We offer a mobile app capable of delivering an alert to the caregiver and allows them to document information around that alert, how long before the alert was handled and, what was the cause of the alert, and if it was not acknowledged in a timely manner then the alert is escalated to another individual or group. This ensures that every alert is responded to timely and is verifiable.

Alert Management and Monitoring System

CareView Connect provides a suite of hardware and software that facilitate a data-driven solution for alert management and monitoring. CareView Connect’s solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify the reason for alerts and provides metrics around response time. CareView Connect’s solution involves several passive sensors that monitor the resident.

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

Purchasing Agreement with Decisive Point Consulting Group, LLC

On February 2, 2021, we partnered with Decisive Point Consulting Group, a Department of Veterans Affairs Contractor Verification Enterprise (CVE) and a Verified Service-Disabled Veteran Owned Small Business (SDVOSB), to expand our reach within the VA hospitals and Community Living Centers space. Our partnership reflects our desire to collaborate with companies that share our vision of patient safety. We continue to use this partnership to contract with VA hospitals and their Community Living Centers (“CLC”).

Indefinite Delivery Indefinite Quality (IDIQ) Contract

On September 10, 2021, the Company entered an Indefinite Delivery Indefinite Quality (IDIQ) contract for Telecare Services with, Shore Systems and Solutions, LLC (S3). The award provides S3 with a path to providing the CareView Patient Safety System to veterans and their families receiving care at the 1,293 Veterans Health Administration (“VHA”) facilities across the United States and Territories.

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”), the MAS allows us to sell the CareView Patient Safety System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The sales-based model was added to the MAS, which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is a sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the sales-based contract model was added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis. On December 1, 2021, the HealthTrust GPO Agreement was renewed for another 3 year term. We continue to work with HealthTrust and their members to expand contracts.

Group Purchasing Agreement with Premier, Inc.

               On June 8, 2022 the Company entered a Group Purchasing Agreement with Premier, Inc. (“Premier”), headquartered in Charlotte, N.C. Premier is a leading healthcare improvement company, uniting an alliance of more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations to transform healthcare. The agreement was effective on June 15, 2022 and all Gen 5 CareView Patient Safety System components and modules are available for purchase by Premier’s exclusive membership. Premier members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to work with Premier on new contracts.

Summary of Product and Service of Sales-based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2022, and 2021, the Company executed sales-based contracts in approximate aggregated amounts of $4,309,000 and $5,600,000.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	Change
	(000’s)
Revenue	$1,782	$2,319	$(537)
Operating expenses	2,298	2,642	(344)
Operating income	(516)	(323)	(193)
Other, net	(830)	(2,022)	1,192
Net loss	$(1,346)	$(2,345)	$999

Revenue

Revenue decreased approximately $537,000 for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in revenue is mainly a result of decrease in sales of our new Gen5 equipment in which January 2022 had a major sale to HCA Central West Texas, St. David’s Healthcare.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2023	2022
Human resource costs, including benefits and non-cash compensation	54%	51%
Professional and consulting costs	12%	9%
Depreciation and amortization	7%	6%
Other product deployment costs, excluding human resources and travel and entertainment costs	2%	5%
Travel and entertainment expense	3%	2%
Other expenses	22%	27%

Operating expenses decreased by a net 13% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$89
Depreciation and amortization	(13)
Other product deployment costs, excluding human resources and travel and entertainment expense	23
Professional and consulting costs	(30)
Travel and entertainment expense	81
Other expenses	194
$344

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $89,000 due to lower payroll costs of professional staff, overtime and commissions paid out during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Product deployment costs decreased approximately $23,000 due to decreased in installation transportation costs. Travel and entertainment costs decreased approximately $81,000 due to significantly less corporate transportation costs. For the comparable periods, Other expenses decreased approximately $194,000, primarily as a result of cost of sales, patent maintenance expense, business insurance expense, advertising & marketing expense and property taxes.

Other, net

Other non-operating income and expense increased by approximately $1,192,000 or 58.9%, for the three months ended March 31, 2023 in comparison to the same period in 2022, primarily because of the cancellation of all Non-PDL, related and non-related parties’ interest expense and warrants.

Net Loss

As a result of the factors above, our first quarter 2023 net loss of approximately $1,346,000 decreased approximately $999,000 or 42.6%, as compared to approximately $2,345,000 net loss for the first quarter of 2022.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before June 6, 2024.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2023, the Company had an accumulated deficit of $205,279,478, loss from operations of $516,365, net cash used by operating activities of $74,554, and an ending cash balance of $441,973.

As of March 31, 2023, the Company had a working capital deficit of $53,340,182 consisting primarily of PDL notes payables. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

On March 8, 2022, we agreed with the HealthCor Parties to (i) amend the 2011 HealthCor Notes to extend the maturity date of the 2011 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2011 HealthCor Notes (the “Third 2011 Note Allonges”) and (ii) amend the 2012 HealthCor Notes to extend the maturity date of the 2012 HealthCor Notes from April 20, 2022 to April 20, 2023 by entering into Allonge No. 4 to the 2012 HealthCor Notes (the “Fourth 2012 Note Allonges”) (such amendments to the 2011 HealthCor Notes and 2012 HealthCor Notes together, the “HealthCor Note Extensions”). In connection with the HealthCor Note Extensions, we issued the HealthCor parties warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price per share equal to $0.09 per share (subject to adjustment as described therein) and with an expiration date of March 08, 2032 (collectively the “2021 HealthCor Warrants”).

On December 30, 2022, the Company entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel warrants (the “Cancellation Agreement”) with certain holders (the “Investors”) of senior secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to purchase the Company’s common stock, that were issued pursuant to the Note and Warrant Purchase Agreement, dated as of April 21, 2011 (as amended, modified, or supplemented from time to time) (the “Purchase Agreement”). The Cancellation Agreement provided for the cancellation of all outstanding Notes and Warrants issued pursuant to the Purchase Agreement in exchange for the issuance of replacement senior secured convertible promissory notes (the “Replacement Notes”) with an aggregate principal amount of $44,200,000. The maturity date of the Replacement Notes was December 31, 2023. No interest accrues on the Replacement Notes. As of March 31, 2023, $18,000,000 remains of the replacement convertible notes.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through June 6, 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Commission on May 26, 2023 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2023.

Recently Issued and Newly Adopted Accounting Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Recent Events

On March 30, 2023, investors holding an aggregate of $26,200,000 of Replacement Notes exercised their right to convert the debt into shares of the Company’s common stock at $0.10 per share (the “First Tranche”). Upon conversion, the Company issued the investors in the First Tranche an aggregate of 262,000,000 shares. The First Tranche only converted 50% of the HealthCor Replacement Notes. Due to the insufficient number of the Company’s available authorized shares of common stock, a shareholder vote to authorize an increase in the Company’s authorized shares of common stock to 800,000,000 was approved on May 26, 2023.

On May 24, 2023, noteholders owning an aggregate of $18,000,000 Replacement Notes, provided the Company with a Conversion Notice, pursuant to the terms of the Replacement Notes, to convert the Replacement Notes into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2023 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, due to the existence of the following material weaknesses:

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

We began to take steps to address our material weaknesses, through our remediation plan. We implemented the following measures:

●	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.

●	The Company hired a certified public accountant (“CPA”) as its Controller and a Senior Accountant while contracting with the former Senior Accountant.

●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.

●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.

●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2023, investors holding $26,200,000 of Replacement Notes exercised their right to convert the debt into shares of the Company’s common stock at $0.10 per share, for an aggregate of 262,000,000 shares.

The shares were offered and sold to accredited investors in a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The investors represented their intentions to acquire the securities for investment only and not with a view to sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	06/07/2023	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	06/07/2023	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	06/07/2023	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 7, 2023

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer