Form 10-Q
period 2023-06-30
CareView Communications Inc
filed 2023-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 31, 2023 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$707,345	$520,166
Accounts receivable	2,009,756	948,328
Inventory	147,673	301,446
Other current assets	446,621	71,020
Total current assets	3,311,395	1,840,960

Property and equipment, net	449,883	642,559

Intangible assets, net	749,409	820,106
Operating lease asset	366,471	434,330
Other assets, net	198,690	209,649
Total assets	$5,075,848	$3,947,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$575,509	$650,796
Notes payable	20,258,333	20,000,000
Notes payable - related parties	700,000	700,000
Convertible notes payable, related parties	—	42,394,168
Convertible notes payable, non-related parties	—	1,805,832
Operating lease liability	182,401	175,520
Other current liabilities (Note 8)	16,852,552	14,553,277
Total current liabilities	38,568,795	80,279,593

Long-term Liabilities:
Operating lease liability, less current portion	226,026	305,259
Other liability	16,319	23,481
Total long-term liabilities	242,345	328,740
Total liabilities	38,811,140	80,608,333

Stockholders' Deficit:
Common stock - par value $0.001; 800,000,000 and 500,000,000 shares authorized, respectively; 583,880,748 and 141,880,748 issued and outstanding, respectively	583,881	141,881
Additional paid in capital	171,005,111	127,130,055
Accumulated deficit	(205,324,284)	(203,932,665)
Total stockholders' deficit	(33,735,292)	(76,660,729)
Total liabilities and stockholders' deficit	$5,075,848	$3,947,604

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Subscription-based lease	$1,113,887	$1,329,883	$2,320,984	$2,634,866
Sales-based equipment package	1,837,088	—	1,996,785	807,323
Sales-based software bundle	759,134	366,853	1,174,599	573,576
Total revenue	3,710,109	1,696,736	5,492,368	4,015,765

Operating expenses:
Cost of equipment	224,997	—	256,929	117,597
Network operations	763,487	609,507	1,468,530	1,346,983
General and administration	1,051,953	876,991	1,749,720	1,816,240
Sales and marketing	230,814	141,752	399,233	330,968
Research and development	515,374	450,292	1,034,006	947,544
Depreciation and amortization	103,797	151,490	280,628	312,953
Total operating expense	2,890,422	2,230,032	5,189,046	4,872,285

Operating income (loss)	819,687	(533,296)	303,322	(856,520)

Other income and (expense)
Interest expense	(865,627)	(1,968,667)	(1,696,961)	(3,990,451)
Interest income	1,133	54	2,020	54
Total other expense	(864,494)	(1,968,613)	(1,694,941)	(3,990,397)

Loss before taxes	(44,807)	(2,501,909)	(1,391,619)	(4,846,917)

Provision for income taxes	—	—	—	—

Net loss	$(44,807)	$(2,501,909)	$(1,391,619)	$(4,846,917)

Net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding, basic, and diluted	463,880,748	139,380,748	304,336,304	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Stock based compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)
Stock based compensation	—	—	58,363	—	58,363
Net loss	—	—	—	(2,501,909)	(2,501,909)

Balance, June 30, 2022	139,380,748	$139,381	$85,406,577	$(202,736,963)	$(117,191,005)

Balance, January 1, 2023	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)
Stock based compensation	—	—	62,260	—	62,260
Debt to equity conversion at $0.10	262,000,000	262,000	25,938,000	—	26,200,000
Net loss	—	—	—	(1,346,812)	(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881	$153,130,315	$(205,279,477)	$(51,745,281)
Stock based compensation	—	—	54,796	—	54,796
Debt to equity conversion at $0.10	180,000,000	180,000	17,820,000	—	18,000,000
Net loss	—	—	—	(44,807)	(44,807)

Balance, June 30, 2023	583,880,748	$583,881	$171,005,111	$(205,324,284)	$(33,735,292)

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,391,619)	$(4,846,917)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	194,619	264,106
Amortization of intangible assets	70,697	27,622
Amortization of debt discount	—	495,837
Amortization of deferred installation costs	15,312	21,225
Amortization of deferred debt issuance and debt financing costs	—	—
Non-cash lease expense	67,859	58,092
Interest incurred and paid in kind	258,333	1,622,052
Stock based compensation related to options granted and warrants issued	117,056	354,210
Changes in operating assets and liabilities:
Accounts receivable	(1,061,428)	180,249
Inventory	153,773	(111,326)
Other current assets	(375,601)	140,310
Patent license	(4,354)	8,197
Accounts payable	(75,286)	154,298
Accrued interest	1,345,917	1,490,131
Other current liabilities	881,006	62,706
Net cash flows provided by (used in) operating activities	196,284	(79,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,943)	—
Patent, trademark, and other intangible asset costs	—	(56,110)
Net cash flows used in investing activities	(1,943)	(56,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(13,786)
Repayment of vehicle loan	(7,162)	(7,044)
Net cash flows used in financing activities	(7,162)	(20,830)

Increase (decrease) in cash	187,179	(156,148)
Cash and cash equivalents, beginning of period	520,166	659,228
Cash and cash equivalents and restricted cash, end of period	$707,345	$503,080

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
Replacement Notes conversion to equity at $0.10 per share	$44,200,000	—

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

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.
●	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).
●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Six Months Ended June 30,
	2023	2022
Sales-based contract revenue
Equipment package, net (point in time)	$1,996,785	$807,323
Software bundle (over time)	1,174,599	573,576
Total sales-based contract revenue	3,171,384	1,380,899

Subscription-based lease revenue	2,320,984	2,634,866
Net revenue	$5,492,368	$4,015,765

Contract Liabilities

Our subscription-based contracts payment arrangements are required to be paid monthly which are recognized into revenue when received. Some customers choose to pay their subscription fee in advance. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our condensed consolidated balance sheets and recognized into revenues over time.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our sales-based contract payment arrangements with our customers typically include an initial equipment payment due upon signing of the contract and subsequent payments when certain performance obligations are completed. Customer payments received in advance of satisfaction of related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our condensed consolidated balance sheets and recognized into revenues as either a point in time or over time.

During the six months ended June 30, 2023 and 2022, a total of $16,094 and $156,784, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the six months ended June 30, 2023 and 2022, included in the Other current liabilities.

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$21,145	$231,140
Additions	—	—
Transfer to revenue	(16,094)	(156,784)
Balance, end of period	$5,051	$74,356

During the six months ended June 30, 2023 and 2022, a total of $822,974 and $1,274,726, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the six months ended June 30, 2023 and 2022, included in the Other current liabilities.

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$869,485	$752,526
Additions	1,319,224	1,655,760
Transfer to revenue	(822,974)	(1,274,726)
Balance, end of period	$1,365,735	$1,133,560

As of June 30, 2023, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,370,786 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2023	$830,967
2024	501,410
Thereafter	38,409
$1,370,786

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

The table below details the activity in these deferred installation costs during the periods ended June 30, 2023 and 2022, included in other assets in the accompanying unaudited consolidated balance sheet.

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$33,461	$68,901
Additions	—	—
Transfer to expense	(15,312)	(21,225)
Balance, end of period	$18,149	$47,676

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

Contracts with our customers include a limited warranty on our products covering materials, workmanship, or design for the duration of the contract. We do not offer paid additional extended or lifetime warranty packages. We determined the limited warranty in our contract is not a distinct performance obligation. We do not believe our estimates of warranty costs to be significant to our determination of revenue recognition, and therefore, did not reserve for warranty costs.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 26 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 46,711,922 and 183,586,301 on June 30, 2023 and 2022, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 47,021,922 potential common shares consist of 41,327,477 stock options and 5,694,445 warrants.

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

The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We as a smaller reporting company as defined by the SEC have adopted ASU 2016-13 effective for January 1, 2023. As of June 30, 2023, ASU 2016-13 does not have any material effect on the Company.

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the six months ended June 30, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of June 30, 2023, the Company had a working capital deficit of $35,257,400. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

On May 24, 2023, noteholder owning Replacement Notes in the aggregate of $18,000,000, presented Conversion Notices, per the terms of the Replacement Notes, to the Company to convert the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lock-up legend that expires December 31, 2023.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2022	5,694,445	$0.01-$0.03	$0.024	3.5
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at June 30, 2023	5,694,445	$0.01-$0.03	$0.024	3.1

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2023, 545,000 options to purchase our Common Stock were granted having a fair value of $29,700 and exercise price of $0.06 per share. During the six months ended June 30, 2023, no options expired or were terminated.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2022	40,817,477	$0.12	5.8	$526,425
Granted	545,000	0.06	9.7	3,000
Forfeited/Expired	(35,000)	(0.06)	—	—
Exercised	—	—	—	—
Balance at June 30, 2023	41,327,477	$0.12	5.5	$529,425
Vested and Exercisable at June 30, 2023	33,115,144	$0.13	4.8	$523,425

At June 30, 2023, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $89,355, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$425,138	$36,639
Other prepaid expenses	21,483	34,381
TOTAL OTHER CURRENT ASSETS	$446,621	$71,020

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Inventory assets (finished goods)	$147,673	$301,446
TOTAL INVENTORY	$147,673	$301,446

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Network equipment	$12,620,258	$12,620,258
Office equipment	236,372	234,430
Vehicles	232,411	232,411
Test equipment	230,365	230,365
Furniture	92,846	92,846
Warehouse equipment	9,523	9,523
Leasehold improvements	5,121	5,121
	13,426,896	13,424,954
Less: accumulated depreciation	(12,977,013)	(12,782,395)
TOTAL PROPERTY AND EQUIPMENT, NET	$449,883	$642,559

Depreciation expense for the six months ended June 30, 2023 and 2022 was $194,618 and $264,106, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	June 30, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$471,524	$742,326
Other intangible assets	20,237	13,154	7,083
TOTAL INTANGIBLE ASSETS	$1,234,087	$484,678	$749,409

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$395,715	$818,135
Other intangible assets	85,896	83,925	1,971
TOTAL INTANGIBLE ASSETS	$1,299,746	$479,640	$820,106

Other assets consist of the following:

	June 30, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,333,893	$18,148
Deferred sales commission	243,687	165,280	78,407
Prepaid license fee	249,999	193,988	56,011
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,891,851	$1,693,161	$198,690

	December 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,318,580	$33,461
Deferred sales commissions	163,973	98,116	65,857
Prepaid license fee	249,999	185,792	64,207
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,602,488	$209,649

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued interest	$14,225,278	$12,933,611
Accrued interest, related parties	391,278	337,027
Allowance for system removal	54,802	54,802
Accrued paid time off	131,612	154,776
Deferred officer compensation(1)	139,041	139,041
Deferred revenue	1,370,786	890,631
Other accrued liabilities	539,755	43,389
TOTAL OTHER CURRENT LIABILITIES	$16,852,552	$14,553,277

(1)	Salary for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2023 because of the losses recorded during the six months ended June 30, 2023 and net operating loss carry forwards from prior years. In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of June 30, 2023, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the six months ended June 30, 2023 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of June 30, 2023, the Amended PDL Warrant has not been exercised.

Pursuant to the PDL Seventh Credit Agreement Amendment, calculations will be made for the “interest paid-in-kind” and quarterly “prepayment(s)” effective for the month ended June 30, 2023. The Company concluded that the Company is encountering financial hardship and that a concession was not granted. As the Lender has not granted a concession, the guidance contained in ASC 470-50 Modification and Extinguishment was applied. Given the present value of the cash flows under the Seventh Credit Agreement Amendment differed by less than 10% from the present value of the remaining cash flows under the terms of the prior debt agreement, the debt was determined to be not substantially different which resulted in modification accounting. The Company did not have any debt issuance costs, only legal expenses.

NOTE 11 – AGREEMENT WITH HEALTHCOR

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

On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lockup legend that expires December 31, 2023.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $1,406,760 in interest for the six months ended June 30, 2023 and 2022, respectively, related to these transactions. For the six months ended June 30, 2023 and 2022, we recorded $0 and $860,728, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring.

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

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the six months ended June 30, 2023 and 2022 was $147,894 and $154,202, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2023, for the following five fiscal years and thereafter as follows:

Quarter endingJune 30, 2023	Operating Leases
Remaining 2023	$108,901
2024	221,070
2025	150,679
Total minimum lease payments	480,650
Less effects of discounting	(72,223)
Present value of future minimum lease payments	$408,427

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2023, the date of filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) filed on August 14, 2023. The reported results will not necessarily reflect future results of operations or financial condition.

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

Company Overview and Recent Developments

For over a decade, CareView has been dedicated to supporting hospital care teams with its innovative virtual care solutions. The Company has established successful partnerships with over 200 hospitals nationwide, implementing effective inpatient virtual care strategies that greatly enhance patient safety and overcome critical staffing challenges. The CareView platform, fueled by industry-leading predictive technology and supported by its purpose-built hardware, specifically addresses the unique requirements of virtual nursing and virtual sitting use cases. The CareView team works closely with their hospital partners to understand their evolving needs and deliver tailored virtual care strategies that align with their objectives. By providing healthcare professionals with the tools they need to deliver exceptional care, CareView contributes to improved patient outcomes and a more sustainable healthcare ecosystem.

Software: The CareView Platform

The CareView platform comprises two essential components: the Patient Safety System® and the Patient Care System. These systems work in harmony to deliver unparalleled patient safety and exceptional virtual nursing care. The Patient Safety System is purposefully designed to optimize virtual sitting outcomes. Leveraging our patented predictive technology, including Virtual Bed Rails® and Virtual Chair Rails®, it ensures continuous monitoring of 25-35 patients from a centralized location. By utilizing these innovative tools, we enhance patient safety while reducing sitter costs across the nation. The Patient Care System revolutionizes virtual nursing by harnessing our clinically-designed technology. By reallocating professional nursing and administrative tasks to virtual Registered Nurses (vRNs), it alleviates the bedside workload and enables virtual engagement with patients and their families. This transformational approach allows for personalized care and improved patient experiences.

The CareView platform seamlessly integrates with CareView's in-room cameras, 3rd party technology integrations, and clinical workflows, empowering hospitals to implement their virtual care strategies effortlessly. The CareView platform includes a real-time analytics dashboard and a range of reporting tools, providing valuable insights and data to optimize patient care delivery. CareView also understands the importance of system management and maintenance. The CareView team is dedicated to providing exceptional support, monitoring, and maintenance services for the platform and hardware, ensuring optimal performance and peace of mind for our valued partners.

CareView prioritizes the privacy and security of our customers' confidential data and information systems. The Company has implemented comprehensive measures to provide robust protection, as evidenced by their privacy and information security assessment certifications. Since 2017, CareView has been HITRUST certified, an internationally recognized standard that ensures the implementation of adequate and proportionate security controls. This certification validates their commitment to safeguarding customers' information and intellectual property assets. With HITRUST certification, customers can trust that CareView adheres to stringent information security policies. To handle sensitive information securely, CareView leverages a FIPS 140-2 validated cryptographic module certificate #3998. This certificate demonstrates compliance with the Federal Information Processing Standard (FIPS) 140-2 Level 1, providing a high level of confidence in their encryption practices. Importantly, this validation is achieved without the need for additional hardware, ensuring a streamlined and efficient security infrastructure. CareView is fully compliant with the Health Insurance Portability and Accountability Act (HIPAA). Their commitment to HIPAA standards ensures that sensitive information is safeguarded at all times. With CareView's additional HIPAA-compliant features, customers have the power to control their privacy settings. A patient, nurse, or physician, can enable privacy options whenever needed.

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

Hardware: In-room Cameras

CareView takes pride in their meticulously designed and engineered hardware that seamlessly integrates with the CareView platform, elevating the virtual care experience for their esteemed hospital partners and their patients. To cater to various patient care scenarios, CareView offers a range of in-room cameras, each carefully crafted to handle different care situations while ensuring optimal monitoring capabilities. All of the CareView cameras are equipped with low-light/night vision cameras, pan tilt zoom and high-fidelity 2-way audio for effective communication. For virtual sitting use cases, the CareView cameras use machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in less false alarms, faster staff intervention, and a significant reduction in patient falls.

The CareView cameras are available in multiple configurations for permanent or temporary situations; the Mobile, Portable, and Fixed Controller. For virtual care situations that demand that the camera come to the patient, the Mobile Controller on wheels comes with an uninterrupted external power supply for situations where power may not be readily available and can operate on the facility’s wireless network. For monitoring patients within a general care unit, the Portable Controller can be easily removed from mounts and moved where the workflow dictates, making this application perfect for general use. For high-risk patient rooms where behavior and self-harm may be a factor, or where a patient must be continuously monitored, the Fixed Controller can be installed seamlessly in the ceiling tiles leaving no exposed wiring making it ligature resistant.

CareView System Products and Services Agreement with Healthcare Facilities

CareView’s subscription-based model is offered to healthcare facilities through a Products and Services Agreement (the “P&S Agreement(s)”). During the term of the P&S Agreement, we provide continuous monitoring of the CareView System products and services deployed to a healthcare facility and maintain and service all equipment installed by us. Under the subscription-based model, terms of each P&S Agreement require the healthcare facility to pay us a monthly fee based on the number of selected, installed, and activated services. None of the services provided through the Primary Package are paid or reimbursed by any third-party provider including insurance companies, Medicare, or Medicaid. We also enter into corporate-wide agreements with healthcare companies (the “Master Agreement(s)”), wherein the healthcare companies enter into individual facility level agreements that are substantially like our P&S Agreements.

Master Agreements and P&S Agreements are currently negotiated for a period of three years with a provision for automatic renewal. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. Regarding the subscription-based model, we own all rights, title, and interest in and to the equipment we install at each location and agree to maintain and repair it; although, we may charge for repairs or replacements due to damage or misuse. We are not responsible for maintaining data arising from use of the CareView System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology to better define and track the staging and billing of the individual components of the CareView System. The CareView System includes three components which are separately billed; the CareView Controller (previously known as RCP), the CareView SitterView Monitor, and the CareView Application Server (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “CareView Controller” as this component of the CareView System consistently resides within each room where the “bed” is located. On average, there are six SitterView Monitors for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the units have been mounted and are operational. The term “billable” refers to the aggregate of all units on which we charge fees. Units become billable once they are installed and the required personnel have been trained in their use. Units are only deployed upon the execution of a P&S Agreement or P&S Pilot Agreement.

CareView System Sales-Based Model

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

Quality of Life Metrics

CareView developed its own algorithm for measuring quality of life based on “best of breed” research and leveraging the data collected by the platform. CareView Connect’s Quality of Life Metrics focuses on several categories, including Physical Activity, Bodily Pain, General Health, Vitality, Social Interaction, Mental Health, and Sleep Quality. Leveraging this data, the facility and their staff have improved visibility into the health and well-being of their residents. By applying machine learning and predictive analytics, subtle patterns and trends that may not otherwise be visible become actionable. The facility can use this information to present a more compassionate and capable level of care, differentiating the facility from their competition. The Quality-of-Life Metrics information can be made available to the family and loved ones, opening a new channel of remote awareness and care. Because the information is collected automatically, the family gains awareness on issues of which their loved ones may normally be unaware. The Connect Family mobile application allows family members to monitor their loved one and receive alerts and notifications based on their preferences.

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

Indefinite Delivery Indefinite Quality (IDIQ) Contract

On September 10, 2021, the Company entered an Indefinite Delivery Indefinite Quality (IDIQ) contract for Telecare Services with Shore Systems and Solutions, LLC (S3). The award provides S3 with a path to providing the CareView System to veterans and their families receiving care at the 1,293 Veterans Health Administration (“VHA”) facilities across the United States and Territories.

General Service Administration Multiple Award Schedule

Pursuant to the terms of the Company’s General Service Administration (“GSA”) Multiple Award Schedule contract (“MAS”), the MAS allows us to sell the CareView System at a negotiated rate to the approximate 169 United States Department of Veterans Affairs (“VA”) facilities with over 39,000 licensed beds and the approximate 42 DOD hospitals with over 2,600 licensed beds. The sales-based model was added to the MAS, which allows us to sell the proprietary hardware and license the software on an annualized basis. The MAS is one of the most widely accepted government contract vehicles available to agency procurement officers. GSA’s application process requires potential vendors to be recognized as highly credible and well established. CareView is the sole source provider. Our products and services represent an enormous opportunity to improve the health and safety of our Nation’s veterans.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the sales-based contract model was added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis. On December 1, 2021, the HealthTrust GPO Agreement was renewed for another 3-year term. We continue to work with HealthTrust and their members to expand contracts.

Group Purchasing Agreement with Premier, Inc.

On June 8, 2022 the Company entered a Group Purchasing Agreement with Premier, Inc. (“Premier”), headquartered in Charlotte, N.C. Premier is a leading healthcare improvement company, uniting an alliance of more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations to transform healthcare. The agreement was effective on June 15, 2022 and all Gen 5 CareView System components and modules are available for purchase by Premier’s exclusive membership. Premier members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to work with Premier on new contracts.

Group Purchasing Agreement with Vizient

On February 15, 2023 the Company entered a Group Purchasing Agreement with Vizient, headquartered in Irving, TX. Vizient, the nation’s largest health care performance improvement company, has a diverse membership and customer base, including academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers, and represents more than $130 billion in annual purchasing volume. The multi-year agreement allows Vizient members the opportunity to benefit from pre-negotiated pricing for CareView products. The agreement was effective on February 15, 2023 and all Gen 5 CareView System components and modules are available for purchase by Vizients’s exclusive membership. Vizient members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to work with Vizient on new contracts.

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

Results of Operations

Three months ended June 30, 2023, compared to three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	Change
	(000 ’s)
Revenue	$3,710	$1,697	$2,013
Operating expenses	2,890	2,230	660
Operating income	820	(533)	1,353
Other, net	(864)	(1,969)	(1,105)
Net loss	$(44)	$(2,502)	$(2,458)

Revenue

Revenue increased approximately $2,013,000 for the three months ended June 30, 2023, as compared to the same period in 2022. The increase was attributable to recognizing hardware order fulfillment of two major new customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended June 30,
	2023	2022
Human resource costs, including benefits and non-cash compensation	51%	57%
Professional and consulting costs	9%	12%
Depreciation and amortization	3%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	10%	1%
Travel and entertainment expense	3%	0%
Other expenses	24%	23%

Operating expenses increased by a net 29.6% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$193
Depreciation and amortization	(47)
Other product deployment costs, excluding human resources and travel and entertainment expense	269
Professional and consulting costs	(20)
Travel and entertainment expense	155
Other expenses	110
$660

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $193,000 due to higher payroll costs of professional staff, commissions and PTO paid out during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Product deployment costs increased approximately $269,000 due to increase in cost of sales of hardware and associated installation, training and go-live. Travel and entertainment costs increased approximately $155,000 due to 2022 second quarter year to date correction of $150,340 credit card charges incorrectly booked to corporate transportation costs. For the comparable periods, other expenses increased approximately $110,000, primarily as a result of public entity costs, advertising and marketing, and warehouse supplies.

Other, net

Other non-operating income and expense decreased by approximately $1,105,000, or 56%, for the three months ended June 30, 2023 in comparison to the same period in 2022, primarily because of the cancellation of all Non-PDL, related and non-related parties’ interest expense and warrants in consideration for the debt to equity conversion.

Net Loss

As a result of the factors above, our second quarter 2023 net loss of approximately $45,000 decreased approximately $2,457,000, or 98%, as compared to approximately $2,502,000 net loss for the second quarter of 2022.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	Change
	(000’s)
Revenue	$5,492	$4,016	$1,476
Operating expenses	5,189	4, 872	317
Operating income	303	(856)	1,159
Other, net	(1,694)	(3,990)	(2,296)
Net loss	$(1,391)	$(4,846)	$(3,455)

Revenue

Revenue increased approximately $1,476,000 for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was attributable to recognizing hardware order fulfillment of two major new customers.

Other, net decreased approximately $2,295,000 for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was attributable to the cancellation of all non-PDL, related and non-related parties’ interest expense and warrants in consideration for the debt to equity conversion.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six Months Ended June 30,
	2023	2022
Human resource costs, including benefits and non-cash compensation	55%	55%
Professional and consulting costs	10%	11%
Depreciation and amortization	5%	6%
Other product deployment costs, excluding human resources and travel and entertainment costs	7%	5%
Travel and entertainment expense	3%	3%
Other expenses	20%	20%

Operating expenses increased by a net 6.5% of approximately $317,000. The increase was attributable to other product deployment costs of hardware sales and associated installation, training and go-live as well as Human resource cost of sales commissions being higher than the comparable period.

Net Loss

Year-To-date 2023 net loss of approximately $1,392,000 decreased approximately $3,455,000 or 71%, as compared to approximately $4,847,000 net loss for the comparable six months of 2022.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 14, 2024.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended June 30, 2023, the Company had an accumulated deficit of $205,324,284, income from operations of $819,687, net cash provided by operating activities of $1,585,116, and an ending cash balance of $707,345.

As of June 30, 2023, the Company had a working capital deficit of $35,257,400 consisting primarily of PDL notes payables including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

On December 30, 2022, the Company entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel warrants (the “Cancellation Agreement”) with certain holders (the “Investors”) of senior secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to purchase the Company’s common stock, that were issued pursuant to the Note and Warrant Purchase Agreement, dated as of April 21, 2011 (as amended, modified, or supplemented from time to time) (the “Purchase Agreement”). The Cancellation Agreement provided for the cancellation of all outstanding Notes and Warrants issued pursuant to the Purchase Agreement in exchange for the issuance of replacement senior secured convertible promissory notes (the “Replacement Notes”) with an aggregate principal amount of $44,200,000. The maturity date of the Replacement Notes was December 31, 2023. No interest accrues on the Replacement Notes. As of June 30, 2023, all replacement note were converted into shares of the Company’s common stock at $0.10 per share.

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

Effective May 22, 2023, the Company’s increased its authorized shares of common stock from 500,000,000 shares to 800,000,000 shares.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through August 13, 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Commission on May 26, 2023 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and six months ended June 30, 2023.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2023 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, due to the existence of the following material weaknesses:

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

 Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	August 14, 2023	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 14, 2023	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	August 14, 2023	Certifications under Section 906*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2023

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer