Form 10-Q
period 2023-09-30
CareView Communications Inc
filed 2023-11-13
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 13, 2023 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and restricted cash	$674,020	$520,166
Accounts receivable	1,825,870	948,328
Inventory	232,606	301,446
Other current assets	329,837	71,020
Total current assets	3,062,333	1,840,960

Property and equipment, net	375,526	642,559

Intangible assets, net	738,863	820,106
Operating lease asset	330,477	434,330
Other assets, net	270,847	209,649
Total assets	$4,778,046	$3,947,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$605,844	$650,796
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Convertible notes payable, related parties	—	42,394,168
Convertible notes payable, non-related parties	—	1,805,832
Operating lease liability, current	185,304	175,520
Other current liabilities	17,532,785	14,553,277
Total current liabilities	39,023,933	80,279,593

Long-term Liabilities:
Operating lease liability	183,297	305,259
Other long-term liabilities	151,165	23,481
Total long-term liabilities	334,462	328,740
Total liabilities	39,358,395	80,608,333

Stockholders' Deficit:
Common stock - par value $0.001; 800,000,000 and 500,000,000 shares authorized, respectively; 583,880,748 and 141,880,748 issued and outstanding, respectively	583,880	141,881
Additional paid in capital	171,029,956	127,130,055
Accumulated deficit	(206,194,185)	(203,932,665)
Total stockholders' deficit	(34,580,349)	(76,660,729)
Total liabilities and stockholders' deficit	$4,778,046	$3,947,604

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023, and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Subscription-based lease	$1,031,828	$1,323,718	$3,409,523	$4,064,757
Sales-based equipment package	876,126	314,495	2,872,911	1,121,817
Sales-based software bundle	517,436	329,411	1,635,324	796,815
Total revenue	2,425,390	1,967,624	7,917,758	5,983,389

Operating expenses:
Cost of equipment	105,311	39,630	362,241	157,227
Network operations	537,779	602,170	2,006,308	1,949,153
General and administration	684,848	571,658	2,434,568	2,387,898
Sales and marketing	423,184	234,414	822,417	565,382
Research and development	621,929	721,339	1,655,934	1,668,883
Depreciation and amortization	95,874	130,743	376,502	443,695
Total operating expenses	2,468,925	2,299,954	7,657,970	7,172,238

Operating income (loss)	(43,535)	(332,330)	259,788	(1,188,849)

Other income and (expense)
Interest expense	(830,994)	(1,146,820)	(2,527,955)	(5,137,272)
Interest income	4,628	76	6,647	130
Total other expense	(826,366)	(1,146,744)	(2,521,308)	(5,137,142)

Loss before taxes	(869,901)	(1,479,074)	(2,261,520)	(6,325,991)

Provision for income taxes	—	—	—	—

Net loss	$(869,901)	$(1,479,074)	$(2,261,520)	$(6,325,991)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common
Shares outstanding, basic, and diluted	583,880,748	139,380,748	417,517,785	139,380,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Options granted as compensation	—	—	55,847	—	55,847
Net loss	—	—	—	(2,345,008)	(2,345,008)

Balance, March 31, 2022	139,380,748	$139,381	$85,348,214	$(200,235,054)	$(114,747,459)
Stock based compensation	—	—	58,363	—	58,363
Net loss	—	—	—	(2,501,909)	(2,501,909)

Balance, June 30, 2022	139,380,748	$139,381	$85,406,577	$(202,736,963)	$(117,191,005)
Stock based compensation	—	—	58,858	—	58,858
Related party forgiveness of interest	—	—	1,667,260	—	1,667,260
Net loss	—	—	—	(1,479,074)	(1,479,074)

Balance, September 30, 2022	139,380,748	$139,381	$87,132,695	$(204,216,037)	$(116,943,961)

Balance, January 1, 2023	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)
Stock based compensation	—	—	62,260	—	62,260
Debt to equity conversion at $0.10	262,000,000	262,000	25,938,000	—	26,200,000
Net loss	—	—	—	(1,346,812)	(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881	$153,130,315	$(205,279,477)	$(51,745,281)
Stock based compensation	—	—	54,796	—	54,796
Debt to equity conversion at $0.10	180,000,000	180,000	17,820,000	—	18,000,000
Net loss	—	—	—	(44,807)	(44,807)

Balance, June 30, 2023	583,880,748	$583,881	$171,005,111	$(205,324,284)	$(33,735,292)
Stock based compensation	—	—	24,844	—	24,844
Net loss	—	—	—	(869,901)	(869,901)

Balance, September 30, 2023	583,880,748	$583,881	$171,029,955	$(206,194,185)	$(34,580,349)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,261,520)	$(6,325,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	273,478	375,867
Amortization of intangible assets	81,242	40,098
Amortization of deferred installation costs	21,783	27,730
Amortization of debt discount	—	860,239
Amortization of deferred debt issuance and debt financing costs	—	—
Non-cash lease expense	103,853	88,838
Interest incurred and paid in kind	—	—
Stock based compensation related to options granted and warrants issued	141,900	2,080,328
Changes in operating assets and liabilities:
Accounts receivable	(877,542)	69,064
Inventory	68,840	(39,960)
Other current assets	(258,817)	165,732
Patent license	12,295	12,295
Accounts payable	(44,952)	461,222
Accrued interest	2,406,375	2,219,923
Other current liabilities	616,225	(225,486)
Operating Lease Liability	(112,178)	(92,497)
Net cash provided by (used in) operating Activities	170,982	(282,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,444)	(5,189)
Patent, trademark, and other intangible assets costs	—	(58,260)
Net cash used in investing activities	(6,444)	(63,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(13,786)
Repayment of vehicle loan	(10,684)	(10,567)
Net cash used in financing Activities	(10,684)	(24,353)

Increase (decrease) in cash	153,854	(370,400)
Cash and restricted cash, beginning of period	520,166	659,228
Cash and restricted cash, end of period	$674,020	$288,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$114,291

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES:
Capital expenditures funded by term loan	$—	$1,667,260
Replacement Notes conversion to equity at $0.10 per share	$44,200,000	$—

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

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.
●	Equipment packages – We recognize equipment revenues when control of the devices has been transferred to the client (“point in time”).
●	Software bundle and related services related to sales-based contracts – We recognize our software subscription, installation, training, and other services on a straight-line basis over the estimated contracted license period (“over time”).

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Nine Months Ended September 30,
	2023	2022
Sales-based contract revenue
Equipment package, net (point in time)	$2,872,911	$1,121,817
Software bundle (over time)	1,635,324	796,815
Total sales-based contract revenue	4,508,235	1,918,632

Subscription-based lease revenue	3,409,523	4,064,757
Net revenue	$7,917,758	$5,983,389

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

During the nine months ended September 30, 2023 and 2022, a total of $21,145 and $210,681, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the nine months ended September 30, 2023 and 2022, included in the Other current liabilities.

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$21,145	$231,140
Additions	—	30,306
Transfer to revenue	(21,145)	(210,681)
Balance, end of period	$-	$50,765

During the nine months ended September 30, 2023 and 2022, a total of $1,331,409 and $1,829,720, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the nine months ended September 30, 2023 and 2022, included in the Other current liabilities.

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$869,485	$752,526
Additions	1,807,630	2,000,051
Transfer to revenue	(1,331,409)	(1,829,720)
Balance, end of period	$1,345,706	$922,857

As of September 30, 2023, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,345,706 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2023	$522,100
2024	685,238
Thereafter	138,368
$1,345,706

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

The table below details the activity in these deferred installation costs during the periods ended September 30, 2023 and 2022, included in other assets in the accompanying unaudited consolidated balance sheet.

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$33,461	$68,901
Additions	—	—
Transfer to expense	(21,783)	(27,731)
Balance, end of period	$11,678	$41,170

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

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 46,801,922 and 222,000,000 on September 30, 2023 and 2022, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 46,801,922 potential common shares consist of 41,107,477 stock options and 5,694,445 warrants.

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

The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We, as a smaller reporting company as defined by the SEC, have adopted ASU 2016-13 effective for January 1, 2023. As of September 30, 2023, ASU 2016-13 does not have any material effect on the Company.

ASU 2020-06

ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We, as a smaller reporting company as defined by the SEC, will adopt ASU 2020-06 effective for fiscal year 2024.

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the nine months ended September 30, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of September 30, 2023, the Company had a working capital deficit of $36,099,968. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2022	5,694,445	$0.01-$0.03	$0.024	3.5
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at September 30, 2023	5,694,445	$0.01-$0.03	$0.024	2.8

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2023, 600,000 options to purchase our Common Stock were granted having a fair value of $33,300 and exercise price of $0.06 per share. The valuation methodology used to determine the fair value of the stock options issued was the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. During the nine months ended September 30, 2023, 310,000 options expired or were terminated.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2022	40,817,477	$0.12	5.8	$526,425
Granted	600,000	0.03	9.6	3,000
Forfeited/Expired	(310,000)	(0.06)	—	—
Exercised	—	—	—	—
Balance at September 30, 2023	41,107,477	$0.12	5.0	$529,425
Vested and Exercisable at September 30, 2023	40,200,144	$0.13	4.8	$523,425

At September 30, 2023, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $49,028, which is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$309,386	$36,639
Other prepaid expenses	20,451	34,381

TOTAL OTHER CURRENT ASSETS	$329,837	$71,020

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Inventory assets	$232,606	$301,446
TOTAL INVENTORY	$232,606	$301,446

 NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Network equipment	$12,620,258	$12,620,258
Office equipment	240,874	234,430
Vehicles	232,411	232,411
Test equipment	230,365	230,365
Furniture	92,846	92,846
Warehouse equipment	9,523	9,523
Leasehold improvements	5,121	5,121
	13,431,398	13,424,954
Less: accumulated depreciation	(13,055,872)	(12,782,395)
TOTAL PROPERTY AND EQUIPMENT, NET	$375,526	$642,559

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $273,477 and $375,867, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	September 30, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$481,058	$732,792
Other intangible assets	20,237	14,166	6,071
TOTAL INTANGIBLE ASSETS	$1,234,087	$495,224	$738,863

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$395,715	$818,135
Other intangible assets	85,896	83,925	1,971
TOTAL INTANGIBLE ASSETS	$1,299,746	$479,640	$820,106

Other assets consist of the following:

	September 30, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,340,363	$11,678
Deferred sales commission	368,804	207,672	161,132
Prepaid license fee	249,999	198,086	51,913
Security deposit	46,124	-	46,124
TOTAL OTHER ASSETS	$2,016,968	$1,746,121	$270,847

	December 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,318,580	$33,461
Deferred sales commissions	163,973	98,116	65,857
Prepaid license fee	249,999	185,792	64,207
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,602,488	$209,649

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued interest	$15,258,611	$12,933,611
Accrued interest, related parties	418,403	337,027
Allowance for system removal	54,802	54,802
Accrued paid time off	152,291	154,776
Deferred officer compensation(1)	139,041	139,041
Deferred revenue	1,207,338	890,631
Other accrued liabilities	302,299	43,389
TOTAL OTHER CURRENT LIABILITIES	$17,532,785	$14,553,277

(1)	Salary for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2023 because of the losses recorded during the nine months ended September 30, 2023 and net operating loss carry forwards from prior years. In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of September 30, 2023, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the nine months ended September 30, 2023 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

On September 30, 2023 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into an Eighth Amendment to Credit Agreement (the “Eighth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to modify certain texts originating within the Seventh Credit Agreement. Stricken texts include “all accrued but unpaid interest (including interest accrued but unpaid prior to the Effective Date and excluding interest payable on the Maturity Date, in connection with any prepayment, or in the event of an Event of Default, which interest will be payable in cash) accruing on Tranche One Loans and Tranche Three Loans will be paid-in-kind on each Interest Payment Date by being added to the aggregate principal balance of the respective loans in arrears on each Interest Payment Date.” Additional texts include Release of Claims, which “in consideration of the Lender’s and Agent’s agreements contained in this Amendment, each of Holdings, the Borrower and the Subsidiary Guarantor hereby releases and discharges the Lender and the Agent and their affiliates, subsidiaries, successors, assigns, directors, officers, employees, agents, consultants and attorneys (each, a “Released Person”) of and from any and all other claims, suits, actions, investigations, proceedings or demands, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law of any kind or character, known or unknown, which Holdings, the Borrower or the Subsidiary Guarantor ever had or now has against the Agent, any Lender or any other Released Person which relates, directly or indirectly, to any acts or omissions of the Agent, any Lender or any other Released Person relating to the Credit Agreement or any other Loan Document on or prior to the date hereof.”

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of September 30, 2023, the Amended PDL Warrant has not been exercised.

Due to the PDL Eighth Credit Agreement Amendment, the calculations for the “interest paid-in-kind” and quarterly “prepayment(s)” were removed effective with the quarter ending on September 30, 2023. The Company concluded that the Company is encountering financial hardship and that a concession was not granted. As the Lender has not granted a concession, the guidance contained in ASC 470-50 Modification and Extinguishment was applied. Given the present value of the cash flows under the Eighth Credit Agreement Amendment differed by less than 10% from the present value of the remaining cash flows under the terms of the prior debt agreement, the debt was determined to be not substantially different which resulted in modification accounting. The Company did not have any debt issuance costs, only legal expenses.

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

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $0 in interest for the nine months ended September 30, 2023, and 2022, respectively, related to these transactions. For the nine months ended September 30, 2023, and 2022, we recorded $0 and $0, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring.

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

As of March 31, 2022, the Rockwell Note was paid off.

NOTE 13 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 23 months (Lease through August 31, 2025).

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space expiring on June 30, 2015. On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the nine months ended September 30, 2023, and 2022 was $221,535 and $226,108, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2023, for the following five fiscal years and thereafter as follows:

Quarter ending September 30, 2023	Operating Leases
Remaining 2023	$54,451
2024	221,069
2025	150,679
Total minimum lease payments	426,199
Less effects of discounting	(57,598)
Present value of future minimum lease payments	$368,601

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) filed on May 30, 2023. The reported results will not necessarily reflect future results of operations or financial condition.

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

The CareView platform seamlessly integrates with CareView's in-room cameras, third party technology integrations, and clinical workflows, empowering hospitals to implement their virtual care strategies effortlessly. The CareView platform includes a real-time analytics dashboard and a range of reporting tools, providing valuable insights and data to optimize patient care delivery. CareView also understands the importance of system management and maintenance. The CareView team is dedicated to providing exceptional support, monitoring, and maintenance services for the platform and hardware, ensuring optimal performance and peace of mind for our valued partners.

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

Group Purchasing Agreement with Vizient

On February 15, 2023, the Company entered a Group Purchasing Agreement with Vizient, headquartered in Irving, TX. Vizient, the nation’s largest health care performance improvement company, has a diverse membership and customer base, including academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers, and represents more than $130 billion in annual purchasing volume. The multi-year agreement allows Vizient members the opportunity to benefit from pre-negotiated pricing for CareView products. The agreement was effective on February 15, 2023 and all Gen 5 CareView System components and modules are available for purchase by Vizient’s exclusive membership. Vizient members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to work with Vizient on new contracts.

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

Results of Operations

Three months ended September 30, 2023, compared to three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	Change
	(000 ’s)
Revenue	$2,425	$1,968	$457
Operating expenses	2,469	2,300	169
Operating income	(44)	(332)	288
Other, net	(826)	(1,147)	(321)
Net loss	$(869)	$(1,479)	$(609)

Revenue

Revenue increased approximately $457,000 for the three months ended September 30, 2023, as compared to the same period in 2022. The increase was attributable to recognizing hardware order fulfillment of two new customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended September 30,
	2023	2022
Human resource costs, including benefits and non-cash compensation	54%	60%
Professional and consulting costs	8%	8%
Depreciation and amortization	4%	6%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	2%
Travel and entertainment expense	2%	8%
Other expenses	23%	16%

Operating expenses increased by a net 7.3% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(31)
Depreciation and amortization	(35)
Other product deployment costs, excluding human resources and travel and entertainment expense	171
Professional and consulting costs	23
Travel and entertainment expense	(145)
Other expenses	186
$169

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $31,000 due to less stock compensation and paid time off during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Product deployment costs increased approximately $171,000 due to installations and equipment costs of new sales. Travel and entertainment costs decreased approximately $145,000 due to installation employee reimbursements in 2022 third quarter mistakenly recorded to corporate transportation. For the comparable periods, other expenses increased approximately $186,000, primarily because of advertising & marketing, property taxes, dues & subscriptions and research & development.

Other, net

Other non-operating income and expense decreased by approximately $321,000, or 28%, for the three months ended September 30, 2023 in comparison to the same period in 2022, primarily because of the cancellation of all Non-PDL related and non-related parties’ interest expense in consideration for the debt to equity conversion.

Net Loss

As a result of the factors above, our third quarter 2023 net loss of approximately $869,000 decreased approximately $609,000, or 41%, as compared to approximately $1,479,000 net loss for the third quarter of 2022.

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	Change
	(000 ’s)
Revenue	$7,917	$5,983	$1,934
Operating expenses	7,657	7,172	485
Operating income	260	(1,189)	1,449
Other, net	(2,521)	(5,137)	2,616
Net loss	$(2,261)	$(6,326)	$4,065

Revenue

Revenue increased approximately $1,934,000 for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was attributable to recognizing hardware order fulfillment of new customers as well as software sales.

Other, net decreased approximately $2,616,000 for the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was attributable to the cancellation of all non-PDL, related and non-related parties’ interest expense and warrants in consideration for the debt to equity conversion.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine Months Ended September 30,
	2023	2022
Human resource costs, including benefits and non-cash compensation	54%	56%
Professional and consulting costs	10%	10%
Depreciation and amortization	5%	6%
Other product deployment costs, excluding human resources and travel and entertainment costs	8%	3%
Travel and entertainment expense	3%	4%
Other expenses	21%	21%

Operating expenses increased by a net 6.8% or approximately $485,000. The increase was attributable to other product deployment costs of hardware sales and associated installation, training and go-live as well as sales commissions and advertising & marketing being higher than the comparable period. Other expenses comprising mainly of business insurances, rent, software licenses, public entity costs and patent maintenance expense remained relatively the same.

Net Loss

Year-to-date 2023 net loss of approximately $2,261,000 decreased approximately $4,065,000 or 64%, as compared to approximately $6,326,000 net loss for the comparable nine months of 2022.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2023, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 12, 2024.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2023, the Company had an accumulated deficit of $206,194,185, income from operations of $259,788, net cash provided by operating activities of $170,982, and an ending cash balance of $674,020.

As of September 30, 2023, the Company had a working capital deficit of $36,099,968 consisting primarily of PDL notes payables including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through November 12, 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Commission on May 26, 2023 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and nine months ended September 30, 2023.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended Sepember 30, 2023 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2023, due to the existence of the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 13, 2023	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 13, 2023	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	November 13, 2023	Certifications under Section 906*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2023

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer