Form 10-K
period 2023-12-31
CareView Communications Inc
filed 2024-03-29
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $35,032,845. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2024, the registrant had 583,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

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

Where we say “we,” “us,” “our,” “Care View,” or the “Company” refers to CareView Communications, Inc., a Nevada corporation, originally formed in California on July 8, 1997 under the name Purpose, Inc., changing our name to Ecogate, Inc. in April 1999, and CareView Communications, Inc. in October 2007. Unless otherwise specified, these terms also include our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”).

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

SitterView® and TeleMedView allow hospital staff to use CareView’s high-quality video cameras with pan-tilt-zoom and 2-way video functionality to observe and communicate with patients remotely. With CareView, hospitals are safely monitoring more patients while providing a higher level of care by leveraging CareView’s patented technology, a portfolio that includes 40 patents. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well. Usage of SitterView® and TeleMedView has increased in response to a growing demand for remote patient monitoring driven by increasing demands for care and staffing shortages in the healthcare industry.

The CareView Patient Safety System enabled virtual nursing workflows for patient observation, companionship, care concierge, and administrative task can ease workloads and improve care delivery. Hybrid patient care, the combination of bedside and virtual care, allows hospitals to keep nurses working at the top of their licenses and creates flexible and scalable workforce options. CareView’s integrations with existing clinical workflow and patient engagement tools allow providers to access patient rooms virtually from within the EHR workflow. CareView then becomes the centralized hub for a patient-centric, interconnected virtual care system.

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

The CareView Patient Safety System includes CareView’s SitterView®, providing a clear picture of up to 40 patients at once, allowing staff to intervene and document patient risks more quickly. SitterView features intuitive decision support pathway, guiding staff alarm response and pan- tilt-zoom functionality, allowing staff to hone in on areas of interest. CareView’s new Analytics Dashboard provides real-time metrics on utilization, compliance, and outcome data by day, week, month, and quarter. Outcomes are automatically compared to organizational goals to evaluate real-time ROI.

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

Alert Management and Monitoring System

CareView Connect provides a suite of hardware and software that facilitate a data-driven solution for alert management and monitoring. CareView Connect’s solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify reasons for alerts and provides metrics around response time. CareView Connect’s solution involves several passive sensors that monitor the resident.

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

Innovative Technology Designation

In the 4th quarter of 2022 CareView received innovative Technology designation after the Innovative Technology Exchange in Dallas, TX on October 17th. Every year, healthcare experts serving on the Vizient member-led councils review select products and technologies for their potential to enhance clinical care, patient safety, healthcare worker safety or to improve business operations of healthcare organizations. Vizient’s diverse membership and customer base includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers, and represents more than 130 billion in annual purchase volume. Technology designations are awarded to previously contracted products to signal to healthcare providers the impact of these innovations on patient care and business models of healthcare organizations.

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

Vetted Partner Agreement with Panda Health, Inc.

On December 22, 2023, the Company entered a Vetted Partner Agreement, with Panda Health, Inc. (“Panda Health”) (the “Panda Partner Master Service Agreement”), a digital health contracting platform and marketplace headquartered in Atlanta, Georgia. Panda Health serves approximately 35 health systems members including more than 165 hospitals. The agreement was effective on January 1, 2024 and all CareView Patient Safety System components and modules are available for purchase by Panda Health’s membership. Panda Health members may order CareView’s products and services included in the agreement directly from CareView.

Summary of Product and Service of Sales-Based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our recently implemented sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2023, and 2022, the Company executed sales-based contracts with an approximate aggregated contract sales price of $8,223,000 and $4,309,000. An additional $1,001,000 of annual contracted software renewal “option years” for the next four years has been excluded but may be considered in addition to our 2023 aggregated contract sales price.

Availability of Suppliers

We are not dependent on, nor do we expect to become dependent on, a single, or a limited number of suppliers. We purchase parts and components to assemble our equipment and products. We do not manufacture or fabricate our own products or systems but rely on sub-suppliers and third-party vendors to procure and/or fabricate components based on our designs, engineering, and specifications. Along with our employee installers, we enter subcontracts for field installation of our products which we supervise. We manage all technical, physical, and commercial aspects of the performance of our contracts with sub-suppliers and third-party vendors. To date, we have experienced no difficulties in obtaining fabricated components, materials, and parts or in identifying qualified subcontractors for installation work.

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

We intend to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of any patents may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to consider patent rights of third parties.

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

Major Customers

In 2023, our revenue was driven significantly by two customers, accounting for 17% and 13% respectively, while in 2022, a single customer contributed 12% to our revenue. As of December 31, 2023, one customer accounted for 21% of our accounts receivable.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)). Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our Controllers, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for three years, but include options to continue in perpetuity on a monthly basis. Backlog of sales-based contracts, which covers the non-cancellable period, as of December 31, 2023 is approximately $5,403,000, of which approximately $3,274,000 is expected to be billed during 2024. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable sales-based backlog to be billed beyond December 31, 2024, is approximately $2,129,000. For the monthly subscription-based contracts, the monthly billable amount as of December 31, 2023 is approximately $293,000 under contract and $57,500 month to month. We foresee 2024 total annual subscription billable of approximately $4,206,000.

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

Employees

As of March 29, 2023, we employed 63 people on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

Reports to Security Holders

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at https://www.sec.gov/

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to Steven G. Johnson, Chief Executive Officer, CareView Communications, Inc., 405 State Highway 121, Suite B-240, Lewisville, TX 75067, or by downloading these reports and further information about our company on our website at http://www.careview.com.

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

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space. On December 8, 2014, we entered into a Second Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein expanding the premises to 16,610 rentable square feet and extending the Lease through June 30, 2020. On March 4, 2020, we entered into a Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025. The Lease Extension contains a renewal provision under which we may renew the Lease for an additional five-year period under the same terms and conditions. We believe that our premises are adequate and sufficient for our current needs. See NOTE 12 in accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provided by OTC Market Group, Inc. (“OTCQB”) under the symbol "CRVW."

Holders

Records of our stock transfer agent indicate that as of March 29, 2024, we had approximately 114 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in "street name." We estimate that there are approximately 694 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	711,444	$0.67	—
Equity compensation plan not approved by security holders: 2015 Plan	3,773,500	$0.29	580,055
Equity compensation plan not approved by security holders: 2016 Plan	18,880,509	$0.06	948,936
Equity compensation plan not approved by security holders: 2020 Plan	13,813,357	$0.04	4,819,809
Total	37,178,810	$0.09	6,348,800

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2023, options to purchase an aggregate of 345,000 shares of our Common Stock were cancelled due to resignation and termination of employees of which 311,667 were made available for reissue. In addition, during the same period, options to purchase an aggregate of 3,063,000 shares of our Common Stock expired.

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

Going Concern, Liquidity, and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2023, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 28, 2025.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2023, the Company had an accumulated deficit of approximately $207,885,000 a loss from operations of approximately $688,000, net cash provided by operating activities of $703,614 and an ending cash balance of $1,145,871.

As of December 31, 2023, the Company had a working capital of $(37,263,645). Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern 12 months from the date the financial statement was issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Operating loss was approximately $688,000 and $1,270,000 for the years ended December 31, 2023, and 2022, respectively. Our net loss was approximately $3,952,000 and $6,042,000 for the years ended December 31, 2023, and 2022, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2023, and 2022.

	2023	2022
	(000 ’s)
Net cash flows provided by (used in) operating activities	$703	$(370)
Net cash flows used in investing activities	(62)	(5)
Net cash provided by (used in) financing activities	(15)	236
Increase (decrease) in cash	626	(139)
Cash, cash equivalents and restricted cash at beginning of period	520	659
Cash, cash equivalents and restricted cash at end of period	$1,146	$520

Net increase in cash during the year ended December 31, 2023 was approximately $626,000. The principal cash provided by operating activities for the year ended December 31, 2023 was primarily related to significantly lower net loss due to sales. The change in cash flows provided by operating activities between 2023 and 2022 of approximately $1,073,000 is primarily a result of cancellation on December 30, 2022 of all non-PDL interest accruals and an increase in deferred revenue. The change in cash flows used in investing activities between 2023 and 2022 of approximately $57,000 is primarily a result of the increase in installation of CareView Patient Systems and the purchases of assets. The change in cash flows used in financing activities between 2023 and 2022 of approximately $251,000 is primarily due to the one-time 2022 board investment.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023	2022	Change
	(000 ’s)
Revenue, gross	$9,684	$7,901	$1,783
Operating expenses:
Network operations	2,746	2,572	174
General and administration	3,240	3,344	(104)
Sales and marketing	1,034	781	253
Research and development	2,503	1,639	864
Depreciation and amortization	442	589	(147)
Cost of equipment	407	246	161
Operating expenses	10,372	9,171	1,201
Operating loss	$(688)	$(1,270)	$582

Revenue, net

Revenue increased approximately $1,783,000 for the year ended December 31, 2023 as compared to the same period in 2022. The increase in revenue results from the increase in our sales-based contracts of equipment of $1,969,505 and associated software bundle of $545,681 while subscriptions decreased $731,909.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2023	2022
Human resource costs, including benefits and non-cash compensation	51%	57%
Professional and consulting costs	8%	9%
Depreciation and amortization expense	4%	6%
Other product deployment costs, excluding human resources and travel and entertainment costs	7%	3%
Travel and entertainment expense	2%	3%
Cost of equipment	4%	2%
Other expenses	24%	20%

Operating expenses increased by approximately $1,201,000 (or 13%) as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$104
Professional and consulting costs	78
Depreciation and amortization expense	(149)
Other product deployment costs, excluding human resources and travel and entertainment costs	457
Travel and entertainment expense	(101)
Equipment cost	162
Other expenses	650
$1,201

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $104,000 primarily because of higher employee pay during the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. Professional and consulting fees increased approximately $78,000, primarily because of higher legal costs for the debt-to-equity conversion. Depreciation and amortization expense decreased by approximately $149,000 due to fully depreciated and amortized assets. Other product development costs increased approximately $457,000 primarily because of increases in cost of sales (installation, training and service as well as freight) costs. Travel and entertainment expense decreased approximately $101,000 with less corporate travel and instead cost of sales during the twelve months ended December 31, 2023 as compared to the same period in 2022. Equipment cost increased by approximately $162,000 due to inventory replenishment. The increase of approximately $650,000 in other expense is due to asset disposable of patents, more advertising and marketing, and higher public entity costs.

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

Sales-based Revenue Recognition: We enter into contracts with customers that may provide multiple combinations of our products, software solutions, and other related services which are generally capable of being distinct and accounted for as separate performance obligations. Performance obligations that are not distinct at contract inception are combined. Customer contract fulfillment typically involves multiple procurement promises which include various equipment, software subscription, project-related installation and training services, and support. We have implemented formal documentation of customer acceptance for these various performance obligations to help alleviate certain estimated needed to establish specific dates of contract fulfillment. We allocate the transaction price to each performance obligation based on estimated relative standalone selling price. A general assessment must be made to establish the standalone selling price of our equipment and services based on limited comparable market value, which therefore makes the determination of our revenue allocations. Revenue is then recognized for each performance obligation upon transferring control of the hardware, software, and services to the customer and in an amount that reflects the consideration we expect to receive and the estimated benefit the customer receives over the term of the contract.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and since issued ASU 2019-10 in November 2019 deferring the effective date until fiscal years beginning after December 15, 2022. Also in March 2022, FASB issued and updated, ASU 2022-02, to become effective in upon adoption of ASU 2016-13. The Company has successfully implemented Accounting Standard 2016-13, Topic 326, and after careful consideration, management has concluded that the adoption did not result in a material impact on the financial position, results of operations, or cash flows of the Company. The Company will continue to monitor and assess the impact of this standard in subsequent reporting periods and provide any necessary updates as required by accounting regulations.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2023. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2023

March 5, 2024, the board of directors approved 29,837,858 stock option grants to sixteen individuals for merit. These stock options are awarded under the newly approved 2024 Stock Options Plan as well as the remainder of the 2015, 2016 and 2020 Stock Options Plans. The stock price on Tuesday, March 5, 2024 was $0.06.

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

Cybersecurity Incident Disclosure Provision

In compliance with recent Securities and Exchange Commission (SEC) cybersecurity requirements, we acknowledge the heightened risks associated with cyber threats that could adversely affect our business operations, financial condition, and reputation. Recognizing the evolving regulatory environment, we have implemented a comprehensive cybersecurity program, encompassing regular risk assessments, employee training, advanced security technologies, and incident response plans. In accordance with SEC guidelines, we commit to timely and accurate disclosure of material cybersecurity incidents, detailing their nature, scope, potential impact, and remediation efforts. We actively evaluate and update our cybersecurity measures to adapt to evolving threats, collaborate with third-party service providers to mitigate risks, and engage with cybersecurity experts to ensure ongoing compliance and transparency. Investors are advised to carefully consider the cybersecurity risks outlined herein before making investment decisions. We have updated our cybersecurity policies and procedures accordingly.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the year ended December 31, 2023 due to the existence of the material weaknesses described below.

Based on additional procedures and post-closing review, Management concluded that the consolidated financial statements including this report present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

We began to take steps to address our material weaknesses, through our remediation plan. We implemented the following measures:

●	Identify and employ additional full-time highly qualified accounting personnel to join the corporate accounting function to enhance overall monitoring, maintain standard internal controls, and accounting oversight within the Company.
●	The Company hired an Accounting Manager on June 21, 2023 and a Staff Accountant on August 16, 2023 in addition to the certified public accountant (“CPA”) as its Controller.
●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.
●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.
●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.
●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.
●	Engaged Bass Tax Group as our tax consultants and Advaion, LLC as our technical accounting consultant.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	64	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	49	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	67	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	91	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	64	Director	April 21, 2011	N/A
David R. White	76	Director	January 1, 2014	N/A
Steven B. Epstein	80	Director	April 1, 2014	N/A
Dr. James R. Higgins	74	Director	April 1, 2014	N/A

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

For the year ended December 31, 2023, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2023, and as of the filing date of this Report, our Compensation Committee consisted of three members of our Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 4 meetings of the Board of Directors during the year ended December 31, 2023 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2023, and 2022. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2023	$256,878						$24,266	$281,144
	2022	$265,046						$17,232	$282,278

Sandra K McRee (2) (COO)	2023	$217,248						$15,266	$232,514
	2022	$216,045						$8,232	$224,277

Jason T. Thompson (3) (Principal Financial Officer)	2023	—	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—	—

(1)	For 2023: All Other Compensation includes $9,000 for car allowance and $15,266 for health insurance premiums paid on Mr. Johnson’s behalf.

For 2022: All Other Compensation includes $9,000 for car allowance and $8,232 for health insurance premiums paid on Mr. Johnson’s behalf..

(2)	For 2023 and 2022: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2023, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

Name and Office	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve G. Johnson (Pres., CEO, Sec., Treas.)	2,000,000(1)	—	—	$0.10	12/05/26	—	—	—	—
	666,667(2)	—	—	$0.06	11/28/27	—	—	—	—
	400,000	800,000(3)	—	$0.04	08/08/30	—	—	—	—
Sandra K McRee (COO)	1,000,000(4)	—	—	$0.53	02/22/25
	2,000,000(5)	—	—	$0.10	12/05/26
	2,000,000(6)	—	—	$0.10	12/02/27
	2,466,667	4,933,333(7)	—	$0.04	08/08/30
Jason T. Thompson (Principal Financial Officer)	235,295(8)	—	—	$0.17	08/29/26
	666,667(9)	—	—	$0.06	11/28/27
	400,000	800,000(10)	—	$0.04	08/08/30

(1) All underlying shares vested on December 7, 2019.

(2) All underlying shares vested on November 11, 2020.

(3) One third of the underlying shares vested on August 10, 2021.

(4) All underlying shares vested on February 25, 2018.

(5) All underlying shares vested on December 7, 2019.

(6) All underlying shares vested on December 3, 2020.

(7) One third of the underlying shares vested on August 10, 2021.

(8) All underlying shares vested on August 31, 2019.

(9) All underlying shares vested on November 20, 2020.

(10) One third of the underlying shares vested on August 10, 2021.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2023 or 2022 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our Directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2023, there were no options granted to Directors.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Com- pensation ($)	Total ($)
			$24,000				$24,000
			$50,700				$50,700
			$24,000				$24,000
L. Allen Wheeler (2)	—	—	$36,000	—	—	—	$36,000

			$16,900				$16,900
			$24,000				$24,000
			$24,000				$24,000
Steven B. Epstein (3)	—	—	$36,000	—	—	—	$36,000

			$24,000				$24,000
	—	—	$24,000	—	—	—	$24,000
Dr. James R. Higgins (4)			$36,000				$36,000
Jeffery C. Lightcap	—	—	—	—	—	—	—

			$24,000				$24,000
			$24,000				$24,000
David R. White (5)	—	—	$36,000	—	—	—	$36,000

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For more detail, see NOTE 4 of the Notes to Consolidated Financial Statements attached hereto.
(2)	An aggregate of 2,251,962 are vested as of December 31, 2023.
(3)	An aggregate of 2,651,962 are vested as of December 31, 2023
(4)	An aggregate of 2,101,962 are vested as of December 31, 2023.
(5)	An aggregate of 2,101,962 are vested as of December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 29, 2024, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”) exercisable into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	37,637,260 (2)	6.40%
Common Stock	Sandra K. McRee (Chief Operating Officer)	16,150,000 (3)	2.71%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	5,711,762 (4)	0.97%
Common Stock	L. Allen Wheeler (Chairman of the Board)	31,381,855 (5)	5.35%
Common Stock	Steven B. Epstein (Director)	10,711,962 (6)	1.83%
Common Stock	Dr. James R. Higgins (Director)	32,446,874 (7)	5.54%
Common Stock	Jeffrey C. Lightcap (Director)	374,000,000 (8)	64.05%
Common Stock	David R. White (Director)	2,371,962 (9)	0.40%
Common Stock	All Officers & Directors as a Group (8 persons)	510,411,675(10)	83.39%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 583,880,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes (i) 18,208,977 shares directly owned by Johnson, (ii) 3,866,667 shares due to Johnson upon exercise of vested Options, and (iii) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 587,747,415 shares which would be outstanding if all of Johnson’s vested Options were exercised.
(3)	This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 12,400,000 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 596,280,748 shares which would be outstanding if all of McRee’s vested Options were exercised.
(4)	This amount includes (i) 2,237,500 shares directly owned by Thompson, (ii) 1,372,300 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 2,101,962 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 585,982,710 shares which would be outstanding if all of Thompson’s vested Options were exercised.
(5)	This amount includes (i) 11,424,428 shares directly owned by Wheeler, (ii) 2,251,962 shares due to Wheeler upon exercise of Options, (iii) 1,340,000 shares owned by Mr. Wheeler’s wife, and (iv) 16,365,465 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 586,132,710 shares which would be outstanding if all of Wheeler’s vested Options were exercised.
(6)	This amount includes (i) 4,280,000 shares directly owned by Epstein, (ii) 2,151,962 shares due to Epstein upon exercise of vested Options, (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Mr. Epstein disclaims 890,000 shares, and (iv) 2,500,000 shares held by Steven and Deborah L. Epstein. The percentage of class for Epstein is based on 586,032,710 shares which would be outstanding if all of Epstein’s vested Options were exercised.
(7)	This amount includes (i) 22,462,890 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 2,101,962 shares due to Higgins upon exercise of vested Options, and (v) 1,250,000 shares due to Higgins upon exercise of Warrants. The percentage of class for Higgins is based on 587,232,710 shares which would be outstanding if all of Higgins’ vested Options were exercised.
(8)	HealthCor Management, LP, HealthCor Associates, LLC, HealthCor Hybrid Offshore Master Fund, LP, HealthCor Hybrid Offshore GP, LLC, HealthCor Group, LLC, HealthCor Partners Management, L.P., HealthCor Partners Management GP, LLC, HealthCor Partners Fund, LP, HealthCor Partners, LP HealthCor Partners GP, LLC, and Jeffrey C. Lightcap, as an individual (collectively, the Reporting Persons), beneficially own an aggregate of 374,000,000 shares, representing (i) 186,970,000 shares owned directly by HealthCor Hybrid Offshore Master Fund, LP, (iii) 173,030,000 shares owned by HealthCor Partners Fund, LP, (ii) 7,000,000 shares owned directly by Mr. Lightcap, and (iii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap. The percentage of class for Reporting Persons is based on 583,880,748 shares.

(9)	This amount includes (i) 270,000 shares directly owned by White (ii) 2,101,962 shares due to White upon exercise of vested Options. The percentage of class for White is based on 585,982,710 shares which would be outstanding if all of White’s vested Options were exercised.
(10)	This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options. The percentage of class for all officers and directors is based on 612,107,225 shares which would be outstanding if all the Options were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2023, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE.

In addition to the participation of certain funding activities in February and July 2018, May 2019, February 2020, April, November, and December 2022 (for more detail, see NOTE 13 and 14 of the Notes to Consolidated Financial Statements attached hereto), our directors, officers, principal shareholders, and associate or affiliate completed a debt-to-equity conversion between March and May 2023.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by Rosenberg Rich Baker Berman & Co. / RRBB for the 2023 quarterly reviews and the annual audit for the year ended December 31, 2023 was approximately $150,000. For the 2022 quarterly reviews and annual audit we were billed $288,614. BDO USA, LLP (“BDO”) reviewed the periods ended March 31, 2022, June 30, 2022 and consented to the annual audit for $111,979. RRBB reviewed the period ended September 30, 2022 and rendered the annual audit for the year ended December 31, 2022 for $176,635.

Tax Fees. The aggregate amount expected to be billed for tax return preparation for the year ended December 31, 2023 rendered by Bass Tax Group is approximately $25,000. RRBB and Bass Tax Group billed us $32,175 for tax return preparation for the year ended December 31, 2022.

The Audit Committee of our Board of Directors adopted a policy requiring that it pre-approve all fees paid to our independent registered public accounting firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by RRBB were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

10.72	02/28/23	Twenty-Eight Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on March 2, 2023 (File No. 000-54090))
10.73	03/30/23	Form of Replacement Note Conversion Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 000-54090))
10.74	03/31/23	Twenty-Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 3, 2023 (File No. 000-54090))

10.75	04/29/23	Thirtieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on May 2, 2023 (File No. 000-54090))
21.00	05/19/23	Subsidiaries of the Registrant*
31.1	03/29/24	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
31.2	03/29/24	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a). *
32.1	03/29/24	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	03/29/24	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 29, 2024

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 29, 2024
Steven G. Johnson

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	March 29, 2024
Jason T. Thompson

/s/ Sandra K. McRee	Chief Operating Officer	March 29, 2024
Sandra K. McRee

/s/ L. Allen Wheeler	Chairman of the Board,	March 29, 2024
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	March 29, 2024
Jeffrey C. Lightcap

/s/ David R. White	Director	March 29, 2024
David R. White

/s/ Steven B. Epstein	Director	March 29, 2024
Steven B. Epstein

/s/ Dr. James R. Higgins	Director	March 29, 2024
Dr. James R. Higgins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Careview Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Careview Communications, Inc. (the Company) as of the years ended December 31, 2023 and 2022, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company outlines the net losses, cash outflows, and working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

The Company earns sales-based contract revenue from services rendered under specific agreements, which hinge on a third-party reseller who possesses the exclusive authority to engage directly with veteran-owned hospitals. Evaluating the Company's role in these contracts necessitates assessing whether it functions as the principal or agent, a determination that involves analyzing the extent of control the Company wields over the contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s revenue and revenue recognition policy and related accounts included the following, among others:

●	Independent assessment of whether the Company’s conclusion that it maintains control in its revenue generating contracts is reasonable, and as such, gross presentation of revenue is appropriate.

●	Performed analytical procedures of revenue and cash receipt activities during the year to determine any unusual fluctuations that required further inquiry or substantiation.

●	Testing of a sample of revenue transactions during the year, including transactions near year end, to determine the agreed-upon services were completed, and recorded in the appropriate period.

●	Direct confirmation with significant third parties that were party to these contracts, confirming the contract details, status, nature of the Company’s involvement in fulfilling the services and oversight of the projects, and the Company’s control over the pricing arrangements for the contracts.

We have served as the Company’s auditor since 2022.

Somerset, New Jersey

March 27, 2024

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and restricted cash	$1,145,871	$420,166
Restricted cash	—	100,000
Accounts receivable	1,167,934	948,328
Inventory	294,435	301,446
Other current assets	335,091	71,020
Total current assets	2,943,331	1,840,960

Property and equipment, net	317,626	642,559

Other Assets:
Intangible assets, net	406,301	820,106
Operating lease asset	292,990	434,330
Other assets, net	302,010	209,649
Total other assets	1,001,301	1,464,085
Total assets	$4,262,258	$3,947,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$598,095	$650,796
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Senior secured notes - related/non-related parties, net of debt discount and debt costs	—	30,000,000
Deferred revenue	1,752,061	890,631
Accrued interest payable	16,479,139	13,270,638
Operating lease liability	188,184	175,520
Other current liabilities	489,497	392,008
Total current liabilities	40,206,976	66,079,593

Long-term Liabilities:
Senior secured convertible notes - related/non-related parties; net of debt discount and debt costs	—	12,369,168
Senior secured convertible notes, net of debt discount and debt costs	—	1,830,832
Operating lease liability	139,099	305,259
Other liability	178,907	23,481
Total long-term liabilities	318,006	14,528,740
Total liabilities	40,524,982	80,608,333

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	141,881
Additional paid in capital	171,038,349	127,130,055
Accumulated deficit	(207,884,954)	(203,932,665)
Total stockholders' deficit	(36,262,724)	(76,660,729)
Total liabilities and stockholders' deficit	$4,262,258	$3,947,604

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31, 2023	December 31, 2022
Revenues:
Subscription-based lease revenue	$4,382,578	$5,114,487
Sales-based equipment package revenue	3,407,263	1,437,758
Sales-based software bundle revenue	1,894,777	1,349,096
Total revenues	9,684,618	7,901,341

Operating expenses:
Cost of equipment	407,309	245,532
Network operations	2,746,302	2,477,123
General and administration	3,239,940	3,101,172
Sales and marketing	1,033,608	791,604
Research and development	2,502,924	1,967,404
Depreciation and amortization	442,837	588,928
Total operating expenses	10,372,920	9,171,763
Operating income (loss)	(688,302)	(1,270,422)
Other income and (expense)
Interest expense	(3,208,500)	(6,262,051)
Interest income	19,031	497
Gain on trouble debt restructuring	—	1,489,357
Other income	—	—
Total other income (expense)	(3,189,469)	(4,772,197)
Loss before taxes	(3,877,771)	(6,042,619)

Provision for income taxes	(74,518)	—

Net Loss	$(3,952,289)	$(6,042,619)

Net loss per share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	448,488,967	141,880,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	139,380,748	$139,381	$85,052,367	$(197,890,046)	$(112,698,298)

Issuance of common stock	2,500,000	$2,500	$247,500	—	$250,000
Issuance of warrants to purchase common stock	—	—	240,000	—	240,000
Stock based compensation	—	—	230,112	—	230,112
Debt to equity conversion at $0.10	—	—	41,360,076	—	41,360,076
Net loss	—	—	—	(6,042,619)	(6,042,619)

Balance, December 31, 2022	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)

Stock based compensation	—	—	150,294	—	150,294
Debt to equity conversion at $0.10	442,000,000	442,000	43,758,000	—	44,200,000
Net loss	—	—	—	(3,952,289)	(3,952,289)

Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31 2023	December 31 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,952,289)	$(6,042,619)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	334,676	501,521
Amortization of intangible assets	77,330	51,967
Impairment of intangible assets	334,358	—
Amortization of deferred installation costs	47,224	51,833
Amortization of debt discount	—	1,480,626
Non-cash lease expense	141,340	120,820
Interest incurred and paid in kind	—	4,781,424
Stock based compensation related to options granted and warrants issued	150,294	230,112
Gain on extinguishment of debt	—	(1,489,357)
Loss on disposal of assets	7,048	—
Loss on disposal of intangibles	—	38,325
Changes in operating assets and liabilities:
Accounts receivable	(219,607)	(15,128)
Inventory	7,011	47,770
Other current assets	(264,070)	164,501
Accounts payable	(50,584)	236,463
Accrued interest	3,208,500	(114,290)
Other current liabilities	97,489	(232,374)
Deferred revenue	1,032,296	(93,037)
Deferred sales commissions	(93,906)	38,080
Operating lease liability	(153,496)	(126,724)
Net cash provided by (used in) operating activities	703,614	(370,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,791)	(5,189)
Payment for deferred installation costs	(45,679)	—
Net cash used in investing activities	(62,470)	(5,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from board investment	—	250,000
Repayment of notes payable	—	(13,786)
Repayment of vehicle loan	(15,439)	—
Net cash flows provided by (used) in financing activities	(15,439)	236,214

Increase in cash	625,705	(139,062)
Cash and restricted cash, beginning of year	520,166	659,228
Cash and restricted cash (2022 only), end of year	$1,145,871	$520,166

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES:
Cancellation of accrued interest	$—	$47,395,000
Issuance of warrants for debt discount	$—	$240,000
Non-cash debt-to-equity conversion	$44,200,000	$—

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

Description of Business and Products

CareView’s video monitoring solutions include the following:

SitterView® and TeleMedView allow hospital staff to use CareView’s video cameras to observe and communicate with patients remotely. TeleMedView leverages the CareView Mobile Controller’s built-in monitor and can work with the CareView Portable Controller as well.

Our CareView Patient Safety System® suite of video monitoring, guest services, and related applications connect patients, families and healthcare providers. CareView's video monitoring system connects the patient room to a touchscreen monitor at the nursing station or a mobile handheld device allowing the nursing staff to maintain a level of visual contact with each patient. We also provide a suite of services including on-demand movies, Internet access via the patient's television, and video visits with family and friends.

CareView ConnectTM Quality of Life System (“CareView Connect”) consists of an emergency assist button, motion sensors, sleep sensor, and event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can be monitored depending on which options are selected. CareView's suite of products are designed for the long-term care market, including Nursing Care, Home Care, Assisted Living and Independent Living.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareView and CareView Communications, Inc., a Texas corporation, our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Restricted Cash

During 2022, the Company maintained $100,000 in cash collateral with Comerica Bank related to its credit card limit. As of December 31, 2023, the funds in that account are no longer restricted. We maintain cash at financial institutions that at times may exceed federally insured limits. As of December 31, 2023, our balance with Bank of Texas is approximately $794,000 above the $250,000 limit.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2023 and 2022, an allowance for credit losses of $0 and $0, respectively, was recorded.

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

Allowance for System Removal

On occasion, the Company will remove subscription equipment from its larger customer premises due to contract expiration/non-renewal. When the equipment is removed, the costs for removal are calculated and recorded against the allowance. At December 31, 2023 and 2022, an allowance of $54,802 and $54,802, respectively, was recorded in other current liabilities in the accompanying consolidated financial statements.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our past experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. For the year ended December 31, 2023, $334,359 of intangible patent assets were written off.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2023, and 2022.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with GAAP. Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2023, and 2022.

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

At December 31, 2023, and 2022, we had no financial assets and liabilities reported at fair value.

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

The Company earns sales-based contract revenue from services rendered under specific agreements, which hinge on a third-party reseller who possesses the exclusive authority to engage directly with veteran-owned hospitals. Evaluating the Company's role in these contracts necessitates assessing whether it functions as the principal or agent, a determination that involves analyzing the extent of control the Company wields over the contracts.

Following its assessment, the Company reports revenue from services provided under such contracts on a gross basis. This decision is justified by the Company's primary responsibility to fulfill the contractual obligations, including delivery and installation of equipment and software, training, and its control over other services within the contract period. Furthermore, the Company directly sets the contract price with its customers based on the services outlined in the statement of work. As the Company is responsible for fulling this promise and maintains control, the Company is acting as the principal.

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	For the years ended
	December 31,
Sales-based contract revenue	2023	2022
Equipment package (point in time)	$3,407,263	$1,437,758
Software bundle (over time)	1,894,777	1,349,096
Total sales-based contract revenue	5,302,040	2,786,854

Subscription-based license revenue	4,382,578	5,114,487
Gross revenue	$9,684,618	$7,901,341

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

During the years ended December 31, 2023, and 2022, a total of $21,145 and $240,302, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the years ended December 31, 2023, and 2022, included in the Other current liabilities.

	For the years ended December 31,
	2023	2022
Balance, beginning of period	$21,145	$231,141
Additions	—	30,306
Transfer to revenue	(21,145)	(240,302)
Balance, end of period	$—	$21,145

During the years ended December 31, 2023, and 2022, a total of $1,894,777 and $1,838,056, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the years ended December 31, 2023 and 2022, included in the Other current liabilities.

	For the years ended December 31,
	2023	2022
Balance, beginning of period	$869,485	$752,526
Additions	2,948,217	1,955,015
Transfer to revenue	(1,894,777)	(1,838,056)
Balance, end of period	$1,922,925	$869,485

As of December 31, 2023, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $1,922,925 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2024	$1,752,061
2025	170,864
Thereafter	—
$1,922,925

Based on our contracts, except for initial equipment sales, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accounts receivable is recorded when the right to consideration becomes unconditional and are reported accordingly our consolidated financial statements.

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

The table below details the activity in these deferred installation costs during the years ended December 31, 2023, and 2022, included in other assets in the accompanying consolidated balance sheet.

	For the years ended December 31,
	2023	2022
Balance, beginning of period	$33,461	$68,901
Additions	45,679	—
Transfer to expense	(30,831)	(35,440)
Balance, end of period	$48,309	$33,461

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 20 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 44,178,422, and 488,511,922 at December 31, 2023, and 2022, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 44,178,422 potential common shares consist of 38,483,977 stock options and 5,694,445 warrants.

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2023, and 2022, totaled approximately $335,000 and $111,000, respectively.

Concentration of Credit Risks and Customer Data

In 2023, our revenue was driven significantly by two customers, accounting for 17% and 13% respectively, while in 2022, a single customer contributed 12% to our revenue. As of December 31, 2023, we had one customer that accounted for 21% of our accounts receivable.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as historical loss experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of the new guidance by one year to fiscal years beginning after December 15, 2022, with early adoption permitted. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The effective date for this amendment is upon adoption of ASU 2016-13 and should be applied prospectively, with option of a modified retrospective transition method. The Company has successfully implemented Accounting Standard 2016-13, Topic 326, and after careful consideration, management has concluded that the adoption did not result in a material impact on the financial position, results of operations, or cash flows of the Company. The Company will continue to monitor and assess the impact of this standard in subsequent reporting periods and provide any necessary updates as required by accounting regulations.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2023, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of the year ended December 31, 2023, the Company had a working capital deficit of $37,122,344. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

On May 24, 2023, noteholders owning Replacement Notes in the aggregate of $18,000,000, presented Conversion Notices, per the terms of the Replacement Notes, to the Company to convert the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lock-up legend that expires December 31, 2023.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2023, and 2022, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized, and zero shares outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2023 and 2022, we had 800,000,000 and 500,000,000 authorized shares of Common Stock, $0.001 par value, respectively. 583,880,748 and 141,880,748 shares of Common Stock are issued and outstanding, respectively. On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lockup legend that expires December 31, 2023. On March 30, 2023, HealthCor noteholders owning an aggregate of $36,000,000 Replacement Notes, entered into a Replacement Note Conversion Agreement, wherein half, fifty percent, of the HealthCor Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares. The other related and non-related parties Replacement Notes of $8,200,000 were likewise converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of a combined total aggregate of 262,000,000 shares (the “Conversion Shares”). The shares bear a lockup legend that expired December 31, 2023.  On November 14, 2022, the Company entered into a Common Stock purchase agreement with five of the Company’s Board of Directors. The Company sold and issued, for $250,000 in cash, 2,500,000 shares of Common Stock at $0.10 per share.

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

Active Warrant Holders

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2021	18,050,458	$0.01-$0.53	$0.74	4.2
Granted	3,000,000	0.09	0.09	9.2
Expired	(1,151,206)	0.32	0.32	2.3
Canceled	(14,204,807)	0.52	0.52	—
Balance at December 31, 2022	5,694,445	$0.01-$0.03	$0.024	3.5
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Ending Balance at December 31, 2023	5,694,445	$0.01-$0.03	$0.024	2.6

Warrant Activity During 2022 (see Note 14)

In March 2022, we issued,1,397,400 ten-year Warrants (with a fair value of $125,766) at an exercise price of $0.09 per share to HealthCor Partners Fund, LP.

In March 2022, we issued 1,602,600 ten-year Warrants (with a fair value of $144,234) at an exercise price of $0.09 per share to HealthCor Hybrid Offshore Master Fund, LP.

In December 2022, the Existing Investors agreed to the cancellation by the Company and the forfeiting of their respective rights in and to the 2011 Warrants, 2014 Supplemental Warrants, Fifth Amendment Supplemental Warrants, Sixth Amendment Supplemental Warrants, Eighth Amendment Supplemental Warrants, 2021 Warrants and 2022 Warrants (collectively, the “Warrants”)

Stock Options

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

At December 31, 2023, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 4,419,945 shares have been issued with 580,055 remaining outstanding under the 2015 Plan, Plan Options to purchase 19,051,064 shares have been issued with 948,936 remaining outstanding under the 2016 Plan, and Plan Options to purchase 15,180,191 shares have been issued with 4,819,809 remaining outstanding under the 2020 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2022	40,817,477	$0.12	5.8	$526,425
Granted	1,074,500	0.05	9.5	—
Expired	(3,063,000)	0.49	—	—
Canceled	(345,000)	0.07	—	—
Balance at December 31, 2023	38,483,977	$0.09	5.2	$314,925
Vested and Exercisable at December 31, 2023	37,178,810	$0.09	5.1	$314,925

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2023, and 2022 were $150,294 and 230,112, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At December 31, 2023, total unrecognized estimated compensation expense related to non-vested Options granted was $68,391, which is expected to be recognized over a weighted- average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. During the years ended December 31, 2023 and 2022, the deferred tax valuation allowance increased / (decreased) by $24,114,281 and $(7,601,775), respectively. The increase in the valuation allowance during 2023 was mainly attributable to increases in the Company’s state NOL and other deferred tax assets. The decrease in the valuation allowance during 2022 was mainly attributable to write-downs of gross deferred tax assets.

At December 31, 2023, we had approximately $86,291,000 of U.S. federal net operating tax loss carryforward, some of which begins to expire in 2028. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2023, the Company has not completed an analysis as to whether or not an ownership change has occurred. We are currently subject to the general three-year statute of limitations for federal tax. Under this general rule, the earliest period subject to potential audit is 2020. For years in which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

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

As of December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The provision for income taxes consists of the following:

	2023	2022
Current:
Federal	$—	$—
State income tax, net of federal benefit	74,518	6,045
Sub-total:	74,518	6,045

Deferred:
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$74,518	$6,045

	Years Ended December 31,
	2023	2022

Expected income tax benefit at statutory rate	$(814,332)	$(1,204,155)
Debt discount amortization	—	55,539
Permanently disallowed interest	1,329,688	314,510
Non-taxable debt forgiveness income	—	(494,332)
Deferred tax adjustments	(24,443,804)	9,019,593
State income tax, net of federal benefit	(115,509)	4,776
Other reconciling items	4,194	1,390
Change in valuation account	24,114,281	(7,871,276)
Income tax expense (benefit)	$74,518	$6,045

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022

Deferred Tax Assets (Liabilities):
Tax benefit of net operating loss carry-forward	$43,401,395	$19,261,098
Accrued interest	864,050	1,522,314
Stock based compensation	734,667	342,341
Intangible assets	(10,922)	14,723
Fixed assets	3,991	103,619
Accrued liabilities	52,601	67,600
Capitalized research expenses	649,695	—
Research and development credit carry-forward	1	1
Total deferred tax assets	45,695,478	21,311,696
Valuation allowance for deferred tax assets	(45,695,478)	(21,311,696)
Deferred tax assets, net of valuation allowance	$—	$—

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2023	2022
Equipment/components	$294,435	$301,446
TOTAL INVENTORY	$294,435	$301,446

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2023	2022
Prepaid insurance	$180,267	$—
Other prepaid expenses	62,843	71,020
Sales tax overpayment	91,981	—
TOTAL OTHER CURRENT ASSETS	$335,091	$71,020

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2023	2022
Network equipment	$9,204,511	$12,620,258
Office equipment	241,955	234,429
Vehicles	133,616	232,411
Test equipment	230,365	230,365
Furniture	92,097	92,846
Warehouse equipment	18,788	9,524
Leasehold improvements	5,121	5,121
	9,926,453	13,424,954
Less: accumulated depreciation	(9,608,827)	(12,782,395)
TOTAL PROPERTY AND EQUIPMENT	$317,626	$642,559

Depreciation expense for the years ended December 31, 2023, and 2022, was $334,676 and $501,521, respectively.

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents and trademarks	$1,213,850	$395,715	$818,135
Other intangible assets	85,896	83,925	1,971
TOTAL INTANGIBLE ASSETS	$1,299,746	$479,640	$820,106

Amortization expense for the years ended December 31, 2023, and 2022, was $79,447 and $51,967, respectively. Patent impairment costs for the years ended December 31, 2023, and 2022, was $334,358 and $0, respectively.

Other assets consist of the following:

	December 31, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,397,720	$1,349,410	$48,310
Deferred Sales Commissions	439,221	279,459	159,762
Prepaid license fee	249,999	202,185	47,814
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,133,064	$1,831,054	$302,010

	December 31, 2022
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,352,041	$1,318,580	$33,461
Deferred Sales Commissions	163,973	98,116	65,857
Prepaid license fee	249,999	185,792	64,207
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,812,137	$1,602,488	$209,649

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2023	2022
Allowance for system removal	54,802	54,802
Accrued paid time off	164,566	154,776
Deferred officer compensation(1)	49,528	139,041
Other accrued liabilities	220,601	43,389
TOTAL OTHER CURRENT LIABILITIES	$489,497	392,008

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2023, future debt payments due are as follows:

Years Ending December 31,		Total	Loan Payable
2024	Related Party	$700,000	$700,000

	Other	20,000,000	20,000,000

Total		$20,700,000	$20,700,000

Accrued interest due related parties totaled $445,528 and $337,028, as of December 31, 2023 and 2022, respectively.

Consent and Agreement to Cancel and Exchange Existing Notes and Warrants

On December 30, 2022, CareView Communications, Inc. (“CareView” or the “Company”) entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel warrants (the “Cancellation Agreement”) with certain holders (the “Investors”) of senior secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to purchase the Company’s common stock, that were issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of April 21, 2011 (as amended, modified, or supplemented from time to time) (the “Purchase Agreement”). The Cancellation Agreement provided for the cancellation of all outstanding Notes (with a total aggregate outstanding amount of approximately $87,376,000) and Warrants (for the purchase of an aggregate of approximately 14,204,000 shares of common stock) issued pursuant to the Purchase Agreement in exchange for the issuance of replacement senior secured convertible promissory notes (the “Replacement Notes”) with an aggregate principal amount of $44,200,000.

On March 30, 2023, HealthCor noteholders owning an aggregate of $36,000,000 Replacement Notes, entered into a Replacement Note Conversion Agreement, wherein half, fifty percent, of the HealthCor Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares. The other related ($6,394,168) and non-related ($1,805,832) parties Replacement Notes of $8,200,000 were likewise converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of a combined total aggregate of 262,000,000 shares (the “Conversion Shares”). The shares bear a lockup legend that expires December 31, 2023.

On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lockup legend that expires December 31, 2023.

NOTE 12– LEASE

Operating Lease

The Company has an operating lease primarily consisting of office space with a remaining lease of 20 months.

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

The Company has reassessed the discount rate at the remeasurement date, at 14.8% and the Company has remeasured its ROU asset and lease liability on our balance sheet using the discount rate that applies as of the date of the reassessment event to remeasure its Operating lease asset and lease liability. The reassessment is based on the remaining lease term and lease payments. The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expenses for the twelve months ended December 31, 2023, and 2022 were $295,223 and $279,005, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2023
Assets
Operating lease asset	$292,990
Total lease asset	$292,990

Liabilities
Current liabilities:
Operating lease liability	$188,184

Long-term liabilities:
Operating lease liability, net of current portion	$139,099
Total lease liability	$327,283

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2023, for the following five fiscal years and thereafter as follows:

Year ending December 31,	Operating Leases
2024	221,069
2025	150,680
Total minimum lease payments	371,749
Less effects of discounting	(44,466)
Present value of future minimum lease payments	$327,283

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for twelve months ending December 31, 2023:

Twelve Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$306,803

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of December 31, 2023, the Amended PDL Warrant has not been exercised.

Due to the PDL Eighth Credit Agreement Amendment, the calculations for the “interest paid-in-kind” and quarterly “prepayment(s)” were removed effective with the year ending on December 31, 2023. The Company concluded that the Company is encountering financial hardship and that a concession was not granted. As the Lender has not granted a concession, the guidance contained in ASC 470-50 Modification and Extinguishment was applied. Given the present value of the cash flows under the Eighth Credit Agreement Amendment differed by less than 10% from the present value of the remaining cash flows under the terms of the prior debt agreement, the debt was determined to be not substantially different which resulted in modification accounting. The Company did not have any debt issuance costs, only legal expenses.

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

Also on December 30, 2022, the Existing Investors agree to the cancellation by the Company and the forfeiting of their respective rights in and to the 2011 Warrants, 2014 Supplemental Warrants, Fifth Amendment Supplemental Warrants, Sixth Amendment Supplemental Warrants, Eighth Amendment Supplemental Warrants, 2021 Warrants and 2022 Warrants (collectively, the “Warrants”); and the Existing Investors have agreed to waive any and all interest that has accrued, but remains unpaid on the Existing Notes held by the Existing Investors; in exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes. The Existing Investors have agreed to waive all interest that has accrued but remains unpaid on the Existing Notes held by the Existing Investors with the 2014 Notes along with the 2015 Notes, 2018 Notes, 2019 Note and 2020 Note. In exchange for releasing its second senior secured position they hold in connection with the 2011 Notes and 2012 Notes, the HealthCor Parties will receive an additional $5,000,000 in value in the Replacement Notes.

On March 30, 2023, HealthCor noteholders owning an aggregate of $36,000,000 Replacement Notes, entered into a Replacement Note Conversion Agreement, wherein half, fifty percent, of the HealthCor Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares. The other related ($6,394,168) and non-related ($1,805,832) parties Replacement Notes of $8,200,000 were likewise converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of a combined total aggregate of 262,000,000 shares (the “Conversion Shares”). The shares bear a lockup legend that expires December 31, 2023.

On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lockup legend that expires December 31, 2023.

Accounting Treatment

When issuing debt or equity securities convertible into common stock at a discount to the fair value of the common stock at the date the debt or equity financing is committed, a company is required to record a beneficial conversion feature (“BCF”) charge. We had three separate issuances of equity securities convertible into common stock that qualify under this accounting treatment, (i) the 2011 HealthCor Notes, (ii) the 2012 HealthCor Notes and (iii) the 2014 HealthCor Notes. Because the conversion option and the 2011 HealthCor Warrants on the 2011 HealthCor Notes were originally classified as a liability when issued due to the down round provision and the removal of the provision requiring liability treatment, and subsequently reclassified to equity on December 31, 2011 when the 2011 HealthCor Notes were amended, only the accrued interest capitalized as payment in kind (‘‘PIK’’) since reclassification qualifies under this accounting treatment. We recorded an aggregate of $0 and $0 in interest for the years ended December 31, 2023 and 2022, respectively, related to these transactions. For the years ended December 31, 2023, and 2022, we recorded $0 and $0, respectively, of PIK related to the notes included in the HealthCor Purchase Agreement. The face amount of the 2012 HealthCor Notes, 2014 HealthCor Notes, the Fifth Amendment Notes and the Eighth Amendment Notes and all accrued PIK interest also qualify for BCF treatment as discussed above. Under the accounting standards, we determined that the restructuring of the HealthCor notes, pursuant to the terms of the Ninth Amendment, resulted in a troubled debt restructuring. As the future cash flows were greater than the carrying amount of the debt at the date of the amendment, we accounted for the change prospectively using the new effective interest rate.

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

As of March 31, 2022, the Rockwell Note was paid off.

NOTE 16 – SUBSEQUENT EVENTS

March 5, 2024, the board of directors approved 29,837,858 stock option grants to sixteen individuals for merit. These stock options are awarded under the newly approved 2024 Stock Options Plan as well as the remainder of the 2015, 2016 and 2020 Stock Options Plans. The stock price on Tuesday, March 5, 2024 was $0.06.