Form 10-Q
period 2024-03-31
CareView Communications Inc
filed 2024-05-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(972) 943-6050

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, 0.001 par value per share	CRVW	OTC Markets

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 14, 2024 was 583,880,748.

PART I - FINANCIAL INFORMATION

Item. 1 Financial Statements

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	December 31,
	(Unaudited)	2023
ASSETS
Current Assets:
Cash	$1,249,580	$1,145,871
Accounts receivable	1,214,697	1,167,934
Inventory	337,897	294,435
Other current assets	247,153	335,091
Total current assets	3,049,327	2,943,331

Property and equipment, net	266,517	317,626

Intangible assets, net	413,861	406,301
Operating lease asset	253,956	292,990
Other assets, net	288,853	302,010
Total other assets	956,670	1,001,301
Total assets	$4,272,514	$4,262,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$655,649	$598,095
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,221,176	1,752,061
Accrued interest payable	17,281,264	16,479,139
Operating lease liability	190,991	188,184
Other current liabilities	254,086	489,497
Total current liabilities	41,303,166	40,206,976

Long-term Liabilities:
Operating lease liability	93,426	139,099
Other liabilities	107,601	178,907
Total long-term liabilities	201,027	318,006
Total liabilities	41,504,193	40,524,982

Stockholders’ Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding, respectively	583,881	583,881
Additional paid in capital	171,091,620	171,038,349
Accumulated deficit	(208,907,180)	(207,884,954)
Total stockholders’ deficit	(37,231,679)	(36,262,724)
Total liabilities and stockholders’ deficit	$4,272,514	$4,262,258

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Subscription-based lease revenue	1,021,599	1,217,497
Sales-based equipment package revenue	568,394	136,296
Sales-based software bundle revenue	613,245	428,466
Total revenues	2,203,238	1,782,259

Operating expenses:
Cost of equipment	49,183	31,934
Network operations	843,300	705,042
General and administration	617,785	697,766
Sales and marketing	327,684	168,419
Research and development	527,475	518,632
Depreciation and amortization	71,198	176,831
Total operating expense	2,436,625	2,298,624

Operating loss	(233,387)	(516,365)

Other income and (expense)
Interest expense	(802,125)	(831,334)
Interest income	13,286	887
Total other income (expense)	(788,839)	(830,447)

Loss before taxes	(1,022,226)	(1,346,812)
Provision for income taxes	—	—

Net loss	$(1,022,226)	$(1,346,812)

Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	144,791,859

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

				Additional
	Common Stock			Paid in		Accumulated
	Shares	Amount		Capital		Deficit		Total
Balance, December 31, 2022	141,880,748	$141,881	#	$127,130,055	#	$(203,932,665)	#	$(76,660,729)
Options granted as compensation	—	—		62,260		—		62,260
Debt to equity conversion at $0.10	262,000,000	262,000		25,938,000		—		26,200,000
Net loss	—	—		—		(1,346,812)		(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881		$153,130,315		$(205,279,477)		$(51,745,281)

Balance, December 31, 2023	583,880,748	$583,881		$171,038,349		$(207,884,954)		$(36,262,724)
Options granted as compensation	—	—		53,271		—		53,271
Net loss	—	—		—		(1,022,226)		(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881		$171,091,620		$(208,907,180)		$(37,231,679)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,022,226)	$(1,346,812)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	60,327	102,509
Amortization of intangible assets	5,503	59,879
Amortization of deferred installation costs	5,368	14,443
Non-cash lease expense	39,034	33,265
Stock based compensation related to options granted	53,271	62,260
Changes in operating assets and liabilities:
Accounts receivable	(46,762)	(403,515)
Inventory	(43,462)	15,714
Other current assets	87,938	10,532
Accounts payable	57,554	51,694
Accrued Interest	802,125	802,125
Other current liabilities	(235,411)	(88,910)
Deferred revenue	405,428	636,451
Deferred sales commissions	3,691	11,322
Operating lease liability	(42,866)	(35,511)
Net cash flows provided by (used in) operating activities	129,512	(74,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,219)	—
Patent, trademark, and other intangible asset costs	(13,062)	—
Net cash flows used in investing activities	(22,281)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	(3,522)	(3,639)
Net cash flows used in financing activities	(3,522)	(3,639)

Increase (decrease) in cash	103,709	(78,193)
Cash, beginning of period	1,145,871	520,166
Cash, end of period	$1,249,580	$441,973

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
Non-cash debt-to-equity conversion	—	26,200,000

The accompanying footnotes are an integral part of these consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024.

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

The Company earns sales-based contract revenue from services rendered under specific agreements, which hinge on a third-party reseller who possesses the exclusive authority to engage directly with veteran-owned hospitals. Evaluating the Company’s role in these contracts necessitates assessing whether it functions as the principal or agent, a determination that involves analyzing the extent of control the Company wields over the contracts.

Following its assessment, the Company reports revenue from services provided under such contracts on a gross basis. This decision is justified by the Company’s primary responsibility to fulfill the contractual obligations, including delivery and installation of equipment and software, training, and its control over other services within the contract period. Furthermore, the Company directly sets the contract price with its customers based on the services outlined in the statement of work. As the Company is responsible for fulling this promise and maintains control, the Company is acting as the principal.

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	Three Months Ended March 31,
	2024	2023
Sales-based contract revenue
Equipment package, net (point in time)	$568,394	$136,296
Software bundle (over time)	613,245	428,466
Total sales-based contract revenue	1,181,639	564,762

Subscription-based lease revenue	1,021,599	1,217,497
Gross revenue	$2,203,238	$1,782,259

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

During the three months ended March 31, 2024 and 2023, a total of $0 and $8,517, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the three months ended March 31, 2024 and 2023, included in the Other current liabilities.

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$—	$21,145
Additions	—	—
Transfer to revenue	—	(8,517)
Balance, end of period	$—	$12,628

During the three months ended March 31, 2024 and 2023, a total of $613,245, and $550,190, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the three months ended March 31, 2024 and 2023, included in the Other current liabilities.

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$1,922,925	$869,485
Additions	1,014,578	1,184,917
Transfer to revenue	(613,245)	(550,190)
Balance, end of period	$2,324,258	$1,504,212

As of March 31, 2024, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $2,324,258 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2024	$1,767,540
2025	556,718
Thereafter	—
$2,324,258

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

The table below details the activity in these deferred installation costs during the periods ended March 31, 2024 and 2023, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$48,309	$33,461
Additions	—	—
Transfer to expense	(5,368)	(14,443)
Balance, end of period	$42,941	$19,018

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 17 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 73,616,280 and 225,461,922 at March 31, 2024 and 2023, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 73,616,280 potential common shares consist of 67,921,835 stock options and 5,694,445 warrants.

ASU 2020-06

ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We, a smaller reporting company as defined by the SEC, will adopt ASU 2020-06 effective for fiscal year 2024. As of 2024, the Company does not have any preferred stock or convertible debt.

ASU 2022-03

ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Under the existing guidance in ASC 820-10-35-6B, “although a reporting entity must be able to access the market, the reporting entity does not need to be able to sell the particular asset or transfer the particular liability on the measurement date to be able to measure fair value on the basis of the price in that market.” ASU 2022-03 clarifies that an entity should apply this existing guidance when measuring the fair value of equity securities that are subject to contractual sale restrictions (i.e., a contractual sale restriction on the reporting entity that prevents the sale of an equity security in the market does not prevent the entity from measuring the fair value of the equity security on the basis of the price in that principal market). ASU 2022-03 for the Company will be effective for fiscal year 2024. For 2024, no contractual sale restriction exists with the Company.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the three months ended March 31, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of March 31, 2024, the Company had a working capital deficit of $38,253,839. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

On March 30, 2023, noteholders owning Replacement Notes in an aggregate of $26,200,000, entered into a Replacement Note Conversion Agreement, wherein the Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 262,000,000 shares (the “Conversion Shares”).

Upon this conversion, and as of March 31, 2024, the Company’s officers and board of directors held the majority of the Company’s outstanding voting stock. With controlling interest of the majority of outstanding shares, the Company’s majority shareholders voted to amend its articles of incorporation to increase the authorized shares available for issuance from 500,000,000 to 800,000,000, with an effective date of May 22, 2023.

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

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2023	5,694,445	$0.01-$0.03	$0.024	3.5
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at March 31, 2024	5,694,445	$0.01-$0.03	$0.024	2.3

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2024, 30,207,858 options to purchase our Common Stock were granted having a fair value of $1,812,671 and exercise price of $0.06 per share. During the three months ended March 31, 2024, 650,000 options expired, and 120,000 options were terminated.

A summary of our stock option activity and related information follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2023	38,483,977	$0.09	5.2	$314,925
Granted	30,207,858	0.06	9.6	—
Forfeited/Expired	(770,000)	0.58	—	—
Exercised	—	—	—	—
Balance at March 31, 2024	67,921,835	$0.07	7.2	$526,525

Vested and Exercisable at March 31, 2024	36,634,310	$0.08	5.0	$526,425

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2024 and 2023 were $53,271 and $62,260, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2024, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,820,686, which is expected to be recognized over a weighted-average period of 2.8 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$98,613	$180,267
Other prepaid expenses	56,559	62,843
Sales tax overpayment	91,981	91,981
TOTAL OTHER CURRENT ASSETS	$247,153	$335,091

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Equipment components	$337,897	$294,435
TOTAL INVENTORY	$337,897	$294,435

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Network equipment	$9,204,511	$9,204,511
Office equipment	251,173	241,955
Vehicles	133,616	133,616
Test equipment	230,365	230,365
Furniture	92,097	92,097
Warehouse equipment	18,788	18,788
Leasehold improvements	5,121	5,121
	9,935,671	9,926,453
Less: accumulated depreciation	(9,669,154)	(9,608,827)
TOTAL PROPERTY AND EQUIPMENT, NET	$266,517	$317,626

Depreciation expense for the three months ended March 31, 2024 and 2023 was $60,327 and $102,509, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$879,493	$482,524	$396,969
Other intangible assets	33,299	16,407	16,892
TOTAL INTANGIBLE ASSETS	$912,792	$498,931	$413,861

	December 31, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

Amortization expense for the three months ended March 31, 2024 and 2023 was $5,503 and $59,879, respectively.

Other assets consist of the following:

	March 31, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,397,720	$1,354,778	$42,942
Deferred sales commission	505,049	348,978	156,071
Prepaid license fee	249,999	206,283	43,716
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,198,892	$1,910,039	$288,853

	December 31, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,397,720	$1,349,410	$48,310
Deferred sales commissions	439,221	279,459	159,762
Prepaid license fee	249,999	202,185	47,814
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,133,064	$1,831,054	$302,010

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Allowance for system removal	54,802	54,802
Accrued paid time off	66,171	164,566
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	83,585	220,601
TOTAL OTHER CURRENT LIABILITIES	$254,086	$489,497

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2024 because of the losses recorded during the three months ended March 31, 2024 and net operating loss carry forwards from prior years. In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. As of March 31, 2024, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The effective tax rate for the three months ended March 31, 2024 was different from the federal statutory rate due primarily to change in the valuation allowance and nondeductible interest and amortization expense.

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

On March 31, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Ninth Amendment to Modification Agreement (the “Twenty-Ninth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until April 30, 2023 (the end of the extended Modification Period). Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final nineteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the three months ended March 31, 2024 and 2023, pursuant to the terms of the PDL Modification Agreement, as amended, $802,125 was recorded as interest expense on the accompanying unaudited condensed consolidated financial statements.

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of March 31, 2024, the Amended PDL Warrant has not been exercised.

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

As of March 31, 2022, the Rockwell Note was paid off.

NOTE 13 – LEASE

Under ASC Topic 842, Leases (“ASC 842"), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 17 months (Lease through August 31, 2025).

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

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended March 31, 2024, and 2023 was $77,573 and $75,887, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2024, for the following five fiscal years and thereafter as follows:

Quarter ending March 31, 2024	Operating Leases
Remaining 2024	$166,619
2025	150,679

Total minimum lease payments	317,298
Less effects of discounting	(32,881)
Present value of future minimum lease payments	$284,417

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating leases	$81,405

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Report, the terms “we,” “us,” “our,” “CareView,” or “Company” refers to CareView Communications, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned subsidiaries, CareView Communications, Inc., a Texas corporation (“CareView-TX”).

We maintain a website at www.care-view.com and our Common Stock trades on the OTCQB under the symbol “CRVW.’’

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patients, staff, and hospital leadership. With installations in more than 150 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% and sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System® and CareView Patient Care SystemTM, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety, care, and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

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

Summary of Product and Service of Sales-based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2023, and 2022, the Company executed sales-based contracts in approximate aggregated amounts of $8,223,000 and $4,309,000.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	Change
	(000’s)
Revenue	$2,203	$1,782	$421
Operating expenses	2,436	2,298	138
Operating income	(233)	(516)	283
Other, net	(789)	(830)	41
Net loss	$(1,022)	$(1,346)	$324

Revenue

Revenue increased approximately $421,000 for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in revenue is mainly a result of increase in sales of our Gen5 equipment along with the associated software bundle.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three Months Ended March 31,
	2024	2023
Human resource costs, including benefits and non-cash compensation	63%	54%
Professional and consulting costs	6%	12%
Depreciation and amortization	3%	7%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	2%
Travel and entertainment expense	1%	3%
Other expenses	18%	22%

Operating expenses increased by a net 6% because of the following items:	(000’s)
Human resource costs, including benefits and non-cash compensation	$288
Depreciation and amortization	(94)
Other product deployment costs, excluding human resources and travel and entertainment expense	153
Professional and consulting costs	(115)
Travel and entertainment expense	(41)
Other expenses	(53)
$138

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $288,000 due to higher payroll costs of professional staff, overtime, commissions, fringe benefits paid out during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Correspondingly Professional and consulting costs decreased approximately $115,000 due to hired employees vs. 1099 contractors. Product deployment costs increased approximately $153,000 due to increased installation and equipment costs. Travel and entertainment costs decreased approximately $41,000 due to significantly less corporate lodging and transportation costs. For the comparable periods, Other expenses decreased approximately $53,000, primarily as a result of office supplies, provision for income taxes, R&D expenses, public entity costs and licenses and permits.

Other, net

Other non-operating income and expense decreased by approximately $41,000 or 5%, for the three months ended March 31, 2024 in comparison to the same period in 2023, primarily because of the not having any debt restructuring expenses and earning interest income on negotiated money market account.

Net Loss

As a result of the factors above, our first quarter 2024 net loss of approximately $1,022,000 decreased approximately $324,000 or 24%, as compared to approximately $1,346,000 net loss for the first quarter of 2023.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 13, 2025.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2024, the Company had an accumulated deficit of $208,907,180, loss from operations of $233,387, net cash provided by operating activities of $129,512, and an ending cash balance of $1,249,580.

As of March 31, 2024, the Company had a working capital deficit of $38,253,839 consisting primarily of PDL notes payables and associated interest payable. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through March 13, 2025. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2024.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2024 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, due to the existence of the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	05/14/24	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/14/24	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32	05/14/24	Certifications under Section 906.*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2024

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer