Form 10-K/A
period 2023-12-31
CareView Communications Inc
filed 2024-07-11
CIK 1377149

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $35,032,845. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2024, the registrant had 583,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

Rosenberg Rich Baker Berman P.A., Somerset, New Jersey, PCAOB ID#089

EXPLANATORY NOTE

When CareView Communications, Inc. (the “Company”) filed its Annual Report on Form 10K for year ended December 31, 2023, it erred by not including the signed version of the auditors’ report. This Annual Report on Form 10-K/A (Amendment No. 1) is being filed solely for the purpose of providing the signed auditor’s report.

ITEM 15.         Exhibits and Financial Statement Schedules.

10.01	03/27/24	Auditor’s Report*
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)*
_______________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 11, 2024

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson Chief Executive Officer Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson Principal Financial Officer Chief Accounting Officer