Form 10-Q
period 2024-06-30
CareView Communications Inc
filed 2024-08-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 14, 2024 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current Assets:
Cash and restricted cash	$1,738,994	$1,145,871
Accounts receivable	1,342,847	1,167,934
Inventory	309,371	294,435
Other current assets	437,341	335,091
Total current assets	3,828,553	2,943,331

Property and equipment, net	238,794	317,626

Other Assets:
Intangible assets, net	407,983	406,301
Operating lease asset	213,317	292,990
Other assets, net	350,038	302,010
Total other assets	971,338	1,001,301
Total assets	$5,038,685	$4,262,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$436,125	598,095
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	3,150,192	1,752,061
Operating lease liability	193,634	188,184
Accrued interest payable	18,083,389	16,479,139
Other current liabilities	556,789	489,497
Total current liabilities	43,120,129	40,206,976

Long-term Liabilities:
Operating lease liability	46,311	139,099
Other liabilities	52,771	178,907
Total long-term liabilities	99,082	318,006
Total liabilities	43,219,211	40,524,982

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	171,250,044	171,038,349
Accumulated deficit	(210,014,451)	(207,884,954)
Total stockholders' deficit	(38,180,526)	(36,262,724)
Total liabilities and stockholders' deficit	$5,038,685	$4,262,258

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and six months ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Subscription-based lease revenue	$1,008,345	$1,113,887	$2,019,145	$2,320,984
Sales-based equipment package revenue	246,620	1,837,088	816,815	1,996,785
Sales-based software bundle revenue	718,674	759,134	1,340,918	1,174,599
Total revenues	1,973,639	3,710,109	4,176,878	5,492,368

Operating expenses:
Cost of equipment	42,460	224,997	91,644	256,929
Network operations	640,685	763,487	1,483,986	1,468,530
General and administration	789,509	1,051,953	1,407,293	1,749,720
Sales and marketing	236,533	230,814	564,217	399,233
Research and development	515,234	515,374	1,042,709	1,034,006
Depreciation and amortization	68,271	103,797	139,468	280,628
Total operating expense	2,292,692	2,890,422	4,729,317	5,189,046

Operating income (loss)	(319,053)	819,687	(552,439)	303,322

Other income and (expense)
Interest expense	(802,125)	(865,627)	(1,604,250)	(1,696,961)
Interest income	13,907	1,133	27,192	2,020
Total other expense	(788,218)	(864,494)	(1,577,058)	(1,694,941)

Loss before taxes	(1,107,271)	(44,807)	(2,129,497)	(1,391,619)

Provision for income taxes	-	-	-	-

Net loss	$(1,107,271)	$(44,807)	$(2,129,497)	$(1,391,619)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	463,880,748	583,880,748	304,336,304

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and six months ended June 30, 2024 and 2023
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2023	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)
Stock based compensation	-	-	62,260	-	62,260
Debt to equity conversion at $0.10	262,000,000	262,000	25,938,000	-	26,200,000
Net loss	-	-	-	(1,346,812)	(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881	$153,130,315	$(205,279,477)	$(51,745,281)
Stock based compensation	-	-	54,796	-	54,796
Debt to equity conversion at $0.10	180,000,000	180,000	17,820,000	-	18,000,000
Net loss	-	-	-	(44,807)	(44,807)

Balance, June 30, 2023	583,880,748	$583,881	$171,005,111	$(205,324,284)	$(33,735,292)

Balance, January 1, 2024	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)
Stock based compensation	-	-	53,271	-	53,271
Net loss	-	-	-	(1,022,226)	(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881	$171,091,620	$(208,907,180)	$(37,231,679)
Stock based compensation	-	-	158,424	-	158,424
Net loss	-	-	-	(1,107,271)	(1,107,271)

Balance, June 30, 2024	583,880,748	$583,881	$171,250,044	$(210,014,451)	$(38,180,526)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,129,497)	$(1,391,619)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	108,710	194,619
Amortization of intangible assets	20,577	70,697
Amortization of deferred installation costs	10,182	15,312
Non-cash lease expense	79,674	67,859
Stock based compensation	211,695	117,056
Changes in operating assets and liabilities:
Accounts receivable	(174,913)	(1,061,428)
Inventory	(14,936)	153,773
Other current assets	(102,250)	(375,601)
Accounts payable	(161,970)	(75,286)
Accrued interest	1,604,250	1,604,250
Other current liabilities	67,292	481,398
Deferred revenue	1,286,061	480,156
Deferred sales commissions	31,794	(12,550)
Operating lease liability	(87,338)	(72,352)
Net cash flows provided by operating activities	749,331	196,284

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,878)	(1,943)
Patent, trademark, and other intangible asset costs	(120,459)	-
Net cash flows used in investing activities	(150,337)	(1,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	(5,871)	(7,162)
Net cash flows used in financing activities	(5,871)	(7,162)

Increase in cash	593,123	187,179
Cash, beginning of period	1,145,871	520,166
Cash and restricted cash, end of period	$1,738,994	$707,345

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
Non-cash debt-to-equity conversion	$-	$44,200,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Six Months Ended
	June 30,
	2024	2023
Sales-based contract revenue
Equipment package, net (point in time)	$816,815	$1,996,785
Software bundle (over time)	1,340,918	1,174,599
Total sales-based contract revenue	2,157,733	3,171,384

Subscription-based lease revenue	2,019,145	2,320,984
Net revenue	$4,176,878	$5,492,368

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

During the six months ended June 30, 2024 and 2023, a total of $0 and $16,094, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the six months ended June 30, 2024 and 2023, included in the Other current liabilities.

	Six Months Ended
	June 30,
	2024	2023
Balance, beginning of period	$—	$21,145
Additions	—	—
Transfer to revenue	—	(16,094)
Balance, end of period	$—	$5,051

During the six months ended June 30, 2024 and 2023, a total of $1,322,919 and $822,974, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the six months ended June 30, 2024 and 2023, included in the Other current liabilities.

	Six Months Ended
	June 30,
	2024	2023
Balance, beginning of period	$1,922,925	$869,485
Additions	2,600,786	1,319,224
Transfer to revenue	(1,322,919)	(822,974)
Balance, end of period	$3,200,792	$1,365,735

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $3,200,792 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2024	$1,877,116
2025	1,323,676
Thereafter	—
$3,200,792

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

The table below details the activity in these deferred installation costs during the periods ended June 30, 2024 and 2023, included in other assets in the accompanying unaudited consolidated balance sheet.

	Six Months Ended
	June 30,
	2024	2023
Balance, beginning of period	$48,309	$33,461
Additions	98,200	—
Transfer to expense	(10,181)	(15,312)
Balance, end of period	$136,328	$18,149

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 14 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 73,621,280 and 46,711,922 on June 30, 2024 and 2023, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 73,621,280 potential common shares consist of 67,926,835 stock options and 5,694,445 warrants.

Accounting Standards Update (ASU)

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

ASU 2023-09 requires public business entities to disclose percentages and amounts in their reporting currency for certain categories in a tabular format with qualitative disclosures on an annual basis. ASU 2023-09 requires the use of the following categories to assist investors with assessing risks and opportunities related to effective tax rates over time and for multiple entities:

State and local income tax, net of federal (national) income tax effect

Foreign tax effect

Effect of changes in tax laws or rates enacted in the current period

Effect of cross-border tax laws

Tax credits

Changes in valuation allowances

Nontaxable or nondeductible items

Changes in unrecognized tax benefits

The new reporting guidance is effective for the Company for annual periods beginning after December 15, 2024.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the six months ended June 30, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the Company had a working capital deficit of $39,291,576. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2023	5,694,445	0.011 -0.0303	$0.024	2.6
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at June 30, 2024	5,694,445	0.011 -0.0303	$0.024	2.1

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2024, 30,277,858 options to purchase our Common Stock were granted having a fair value of $1,816,521 and exercise price of $0.06 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2023	38,483,977	$0.09	5.2	$314,925
Granted	30,277,858	0.06	9.4	—
Forfeited/Expired	(835,000)	0.58	—	—
Exercised	—	—	—	—
Balance at June 30, 2024	67,926,835	$0.07	7.0	$104,475
Vested and Exercisable at June 30, 2024	36,718,977	$0.08	4.7	$104,475

Share-based compensation expense for Options charged to our operating results for the six months ended June 30, 2024 and 2023 were $211,695 and $117,056, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2024, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,663,565, which is expected to be recognized over a weighted-average period of 2.6 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$304,005	$180,267
Other prepaid expenses	41,355	62,843
Sales tax overpayment	91,981	91,981
TOTAL OTHER CURRENT ASSETS	$437,341	$335,091

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30,	December 31,
	2024	2023
Equipment components	$309,371	$294,435
TOTAL INVENTORY	$309,371	$294,435

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Network equipment	$9,218,247	$9,204,511
Office equipment	258,096	241,955
Vehicles	133,617	133,616
Test equipment	230,365	230,365
Furniture	92,097	92,097
Warehouse equipment	18,788	18,788
Leasehold improvements	5,121	5,121
	9,956,331	9,926,453
Less: accumulated depreciation	(9,717,537)	(9,608,827)
TOTAL PROPERTY AND EQUIPMENT, NET	$238,794	$317,626

Depreciation expense for the six months ended June 30, 2024 and 2023 was $108,710 and $194,619, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	June 30, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$888,690	$496,151	$392,539
Other intangible assets	33,299	17,855	15,444
TOTAL INTANGIBLE ASSETS	$921,989	$514,006	$407,983

	December 31, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	June 30, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,495,920	$1,359,592	$136,328
Deferred sales commissions	553,464	425,496	127,968
Prepaid license fee	249,999	210,381	39,618
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,345,507	$1,995,469	$350,038

	December 31, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,397,720	$1,349,410	$48,310
Deferred sales commissions	439,221	279,459	159,762
Prepaid license fee	249,999	202,185	47,814
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,133,064	$1,831,054	$302,010

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Allowance for system removal	54,802	54,802
Accrued paid time off	129,221	164,566
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	323,238	220,601
TOTAL OTHER CURRENT LIABILITIES	$556,789	$489,497

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On March 31, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Ninth Amendment to Modification Agreement (the “Twenty-Ninth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until April 30, 2023 (the end of the extended Modification Period). Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final nineteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the six months ended June 30, 2024 and 2023, pursuant to the terms of the PDL Modification Agreement, as amended, $1,604,250 was recorded as interest expense on the accompanying unaudited condensed consolidated financial statements.

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

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of June 30, 2024, the Amended PDL Warrant has not been exercised.

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

NOTE 11 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 14 months (Lease through  August 31, 2025).

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

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the six months ended June 30, 2024 and 2023 was $151,900 and $147,894, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2024, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
June 30, 2024	Leases
Remaining 2024	112,168
2025	150,679
Total minimum lease payments	$262,847
Less effects of discounting	(22,902)
Present value of future minimum lease payments	$239,945

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, the date of filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) filed on August 14, 2024. The reported results will not necessarily reflect future results of operations or financial condition.

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

Group Purchasing Agreement with Panda Health

On January 1, 2024, the Company entered an agreement with Panda Health, a platform and marketplace connecting digital health and other information technology suppliers with Members and various services, relating to digital health solutions. Panda Health transforms how health systems connect with, explore, and adopt leading digital health technologies. Panda Health minimizes risk associated with digital health decisions, with processes and insights that are backed by thousands of data points, hundreds of solution evaluations, deep market intelligence, and an unmatched team of digital health advisors. The agreement was effective January 1, 2024 and is for a three-year term.

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

Results of Operations

Three months ended June 30, 2024, compared to three months ended June 30, 2023

	Three months ended
	June 30,
	2024	2023	Change
	(000 ’s)
Revenue	$1,974	$3,710	$(1,736)
Operating expenses	2,292	2,890	(598)
Operating income	(318)	820	(1,138)
Other, net	(788)	(864)	(76)
Net loss	$(1,106)	$(44)	$(1,062)

Revenue

Revenue decreased approximately $1,736,000 for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was attributable to no new customer equipment sales in the second quarter.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Three months ended
	June 30,
	2024	2023
Human resource costs, including benefits and non-cash compensation	64%	51%
Professional and consulting costs	7%	9%
Depreciation and amortization	3%	3%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	10%
Travel and entertainment expense	1%	3%
Other expenses	16%	24%

Operating expenses decreased by a net 21% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(12)
Depreciation and amortization	(40)
Other product deployment costs, excluding human resources and travel and entertainment expense	(69)
Professional and consulting costs	(85)
Travel and entertainment expense	(66)
Other expenses	(326)
$(598)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $12,000 due to no severance and PTO payouts, along with lower salary of replacement staff during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Product deployment costs decreased approximately $69,000 due to decrease in cost of sales of hardware and associated installation, training and go-live. Professional and consulting costs decreased approximately $85,000 due to less accounting, marketing and clinical consultants.  Travel and entertainment costs decreased approximately $66,000 due to less corporate transportation and airfare costs. For the comparable periods, other expenses decreased approximately $326,000, primarily as a result of public entity costs, advertising and marketing, business insurance and warehouse supplies.

Other, net

Other non-operating income and expense decreased by approximately $76,000, or 9%, for the three months ended June 30, 2024 in comparison to the same period in 2023, primarily because of no debt restructuring costs while earning higher interest with more cash in bank.

Net Loss

As a result of the factors above, our second quarter 2024 net loss of approximately $1,107,000, increased approximately $1,062,000, or 2,371%, as compared to approximately $45,000 net loss for the second quarter of 2023.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

	Six months ended
	June 30,
	2024	2023	Change
	(000’s)
Revenue	$4,177	$5,492	$(1,315)
Operating expenses	4,729	5,189	(460)
Operating income	(552)	303	(855)
Other, net	(1,577)	(1,694)	(117)
Net loss	$(2,129)	$(1,391)	$(738)

Revenue

Revenue decreased approximately $1,315,000 for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was attributable to only one new customer sale in the six-month period.

Other, net decreased approximately $118,000 for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was attributable to the no debt restructuring costs while earning higher interest with more cash in bank.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Six months ended
	June 30,
	2024	2023
Human resource costs, including benefits and non-cash compensation	63%	55%
Professional and consulting costs	7%	10%
Depreciation and amortization	2%	5%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	7%
Travel and entertainment expense	1%	3%
Other expenses	18%	20%

Operating expenses decreased by a net 9% of approximately $460,000. The decrease was attributable to other expenses of approximately $242,000 less than comparable period from no debt-to-equity conversion costs, less warehouse supplies, renegotiated business insurance, less R&D and no Dell financing. The Professional and consulting costs of approximately $200,000 being lower than the comparable period is attributed to not using Centri Business Consulting, Danielle Lewis Marketing Services and converting a 1099 to an employee.

Net Loss

Year-To-date 2024 net loss of approximately $2,129,000 increased approximately $738,000 or 53%, as compared to approximately $1,392,000 net loss for the comparable six months of 2023.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 14, 2025.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended June 30, 2024, the Company had an accumulated deficit of $210,014,451, loss from operations of $319,053, net cash provided by operating activities of $749,331, and an ending cash balance of $1,738,994.

As of June 30, 2024, the Company had a working capital deficit of $39,291,576 consisting primarily of PDL notes payables including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

On December 30, 2022, the Company entered into a consent and agreement to cancel and exchange existing notes and issue replacement notes and cancel warrants (the “Cancellation Agreement”) with certain holders (the “Investors”) of senior secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to purchase the Company’s common stock, that were issued pursuant to the Note and Warrant Purchase Agreement, dated as of April 21, 2011 (as amended, modified, or supplemented from time to time) (the “Purchase Agreement”). The Cancellation Agreement provided for the cancellation of all outstanding Notes and Warrants issued pursuant to the Purchase Agreement in exchange for the issuance of replacement senior secured convertible promissory notes (the “Replacement Notes”) with an aggregate principal amount of $44,200,000. The maturity date of the Replacement Notes was December 31, 2023. No interest accrues on the Replacement Notes. As of June 30, 2023, all replacement notes were converted into shares of the Company’s common stock at $0.10 per share.

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

The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through August 13, 2025. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and six months ended June 30, 2024.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2024 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2024, due to the existence of the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	August 14, 2024	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 14, 2024	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	August 14, 2024	Certifications under Section 906*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2024

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer