Form 10-Q
period 2024-09-30
CareView Communications Inc
filed 2024-11-14
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 14, 2024 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current Assets:
Cash	$1,400,386	$1,145,871
Accounts receivable	996,983	1,167,934
Inventory	317,314	294,435
Other current assets	368,173	335,091
Total current assets	3,082,856	2,943,331

Property and equipment, net	190,973	317,626

Other Assets:
Intangible assets, net	408,608	406,301
Operating lease right-of-use asset	170,992	292,990
Other assets, net	294,120	302,010
Total other assets	873,720	1,001,301
Total assets	$4,147,549	$4,262,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$427,244	598,095
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,689,605	1,752,061
Operating lease liability	192,154	188,184
Accrued interest payable	18,885,514	16,479,139
Other current liabilities	458,324	489,497
Total current liabilities	43,352,841	40,206,976

Long-term Liabilities:
Operating lease liability, non-current	-	139,099
Other liabilities	287,143	178,907
Total long-term liabilities	287,143	318,006
Total liabilities	43,639,984	40,524,982

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	171,408,790	171,038,349
Accumulated deficit	(211,485,106)	(207,884,954)
Total stockholders' deficit	(39,492,435)	(36,262,724)
Total liabilities and stockholders' deficit	$4,147,549	$4,262,258

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Subscription-based lease revenue	$997,771	$1,031,828	$3,016,915	$3,409,523
Sales-based equipment package revenue	120	876,126	816,935	2,872,911
Sales-based software bundle revenue	934,491	517,436	2,275,409	1,635,324
Total revenues	1,932,382	2,425,390	6,109,259	7,917,758

Operating expenses:
Cost of equipment	-	105,311	91,644	362,241
Network operations	905,385	537,779	2,389,370	2,006,308
General and administration	758,615	684,848	2,165,908	2,434,568
Sales and marketing	292,215	423,184	856,432	822,417
Research and development	593,686	621,929	1,636,396	1,655,934
Depreciation and amortization	66,957	95,874	206,424	376,502
Total operating expense	2,616,858	2,468,925	7,346,174	7,657,970

Operating income (loss)	(684,476)	(43,535)	(1,236,915)	259,788

Other income and (expense)
Interest expense	(802,125)	(830,994)	(2,406,375)	(2,527,955)
Interest income	15,946	4,628	43,138	6,647
Total other expense	(786,179)	(826,366)	(2,363,237)	(2,521,308)

Loss before taxes	(1,470,655)	(869,901)	(3,600,152)	(2,261,520)

Provision for income taxes	-	-	-	-

Net loss	$(1,470,655)	$(869,901)	$(3,600,152)	$(2,261,520)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748	583,880,748	417,517,785

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and nine months ended September 30, 2024 and 2023
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2023	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)
Stock based compensation	-	-	62,260	-	62,260
Debt to equity conversion at $0.10	262,000,000	262,000	25,938,000	-	26,200,000
Net loss	-	-	-	(1,346,812)	(1,346,812)

Balance, March 31, 2023	403,880,748	$403,881	$153,130,315	$(205,279,477)	$(51,745,281)
Stock based compensation	-	-	54,796	-	54,796
Debt to equity conversion at $0.10	180,000,000	180,000	17,820,000	-	18,000,000
Net loss	-	-	-	(44,807)	(44,807)

Balance, June 30, 2023	583,880,748	$583,881	$171,005,111	$(205,324,284)	$(33,735,292)
Stock based compensation	-	-	24,844	-	24,844
Net loss	-	-	-	(869,901)	(869,901)

Balance, September 30, 2023	583,880,748	$583,881	$171,029,955	$(206,194,185)	$(34,580,349)

Balance, January 1, 2024	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)
Stock based compensation	-	-	53,271	-	53,271
Net loss	-	-	-	(1,022,226)	(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881	$171,091,620	$(208,907,180)	$(37,231,679)
Stock based compensation	-	-	158,424	-	158,424
Net loss	-	-	-	(1,107,271)	(1,107,271)

Balance, June 30, 2024	583,880,748	$583,881	$171,250,044	$(210,014,451)	$(38,180,526)
Stock based compensation	-	-	158,746	-	158,746
Net loss	-	-	-	(1,470,655)	(1,470,655)

Balance, September 30, 2024	583,880,748	$583,881	$171,408,790	$(211,485,106)	$(39,492,435)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,600,152)	$(2,261,520)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	163,247	273,478
Amortization of intangible assets	27,052	81,242
Amortization of deferred installation costs	4,634	21,783
Non-cash lease expense	121,998	103,853
Stock based compensation	370,441	141,900
Changes in operating assets and liabilities:
Accounts receivable	170,951	(877,542)
Inventory	(22,879)	68,840
Other current assets	(33,083)	(258,817)
Accounts payable	(170,852)	(44,952)
Accrued interest	2,406,375	2,406,375
Other current liabilities	(8,968)	268,719
Deferred revenue	1,053,823	455,076
Deferred sales commissions	45,508	(95,275)
Operating lease liability	(135,129)	(112,178)
Net cash flows provided by operating activities	392,966	170,982

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(36,594)	(6,444)
Patent, trademark, and other intangible asset costs	(93,815)	-
Net cash flows used in investing activities	(130,409)	(6,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	(8,042)	(10,684)
Net cash flows used in financing activities	(8,042)	(10,684)

Increase in cash	254,515	153,854
Cash, beginning of period	1,145,871	520,166
Cash, end of period	$1,400,386	$674,020

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
Non-cash debt-to-equity conversion	$-	$44,200,000

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Nine Months Ended
	September 30,
	2024	2023
Sales-based contract revenue
Equipment package, net (point in time)	$816,935	$2,872,911
Software bundle (over time)	2,275,409	1,635,324
Total sales-based contract revenue	3,092,344	4,508,235

Subscription-based lease revenue	3,016,915	3,409,523
Net revenue	$6,109,259	$7,917,758

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

During the nine months ended September 30, 2024 and 2023, a total of $0 and $21,145, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
	2024	2023
Balance, beginning of period	$—	$21,145
Additions	—	—
Transfer to revenue	—	(21,145)
Balance, end of period	$—	$—

During the nine months ended September 30, 2024 and 2023, a total of $2,145,534 and $1,331,409, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,
	2024	2023
Balance, beginning of period	$1,922,925	$869,485
Additions	3,199,357	1,807,630
Transfer to revenue	(2,145,534)	(1,331,409)
Balance, end of period	$2,976,748	$1,345,706

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $2,976,748 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2024	$963,044
2025	1,813,087
Thereafter	200,617
$2,976,748

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

The table below details the activity in these deferred installation costs during the periods ended September 30, 2024 and 2023, included in other assets in the accompanying unaudited consolidated balance sheet.

	Nine Months Ended
	September 30,
	2024	2023
Balance, beginning of period	$48,309	$33,461
Additions	64,457	—
Transfer to expense	(16,126)	(21,783)
Balance, end of period	$96,640	$11,678

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 11 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling 73,616,280 and 46,801,922 on September 30, 2024 and 2023, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 73,616,280 potential common shares consist of 67,921,835 stock options and 5,694,445 warrants.

Accounting Standards Update (ASU)

ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We as a smaller reporting company as defined by the SEC have adopted ASU 2020-06 effective for fiscal year 2024. As of 2024, the Company does not have any preferred stock or convertible debt.

ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Under the existing guidance in ASC 820-10-35-6B, “although a reporting entity must be able to access the market, the reporting entity does not need to be able to sell the particular asset or transfer the particular liability on the measurement date to be able to measure fair value on the basis of the price in that market.” ASU 2022-03 clarifies that an entity should apply this existing guidance when measuring the fair value of equity securities that are subject to contractual sale restrictions (i.e., a contractual sale restriction on the reporting entity that prevents the sale of an equity security in the market does not prevent the entity from measuring the fair value of the equity security on the basis of the price in that principal market). ASU 2022-03 for the Company is effective for fiscal year 2024. For 2024, no contractual sale restriction exists with the Company.

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

ASU 2023-07 states entities with a single reportable segment must apply all of the disclosure requirements of ASU 2023-07, as well as all existing segment disclosure and reconciliation requirements in ASC 280, on both an annual and an interim basis. The Company as an entity with a single reportable segment will present accordingly for the Form 10-K.

ASU 2024-03 specifies more information about income statement expenses upon adoption of the new standard. Disaggregation of Income Statement Expenses (DISE), applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company will adopt appropriately.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the nine months ended September 30, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the Company had a working capital deficit of $40,269,985. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2023	5,694,445	0.011 -0.0303	$0.024	2.6
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at September 30, 2024	5,694,445	0.011 -0.0303	$0.024	1.8

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2024, 30,282,858 options to purchase our Common Stock were granted having a fair value of $1,816,671 and exercise price of $0.06 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2023	38,483,977	$0.09	5.2	$314,925
Granted	30,282,858	0.06	9.4	—
Forfeited/Expired	(845,000)	0.58	—	—
Exercised	—	—	—	—
Balance at September 30, 2024	67,921,835	$0.07	6.7	$314,925
Vested and Exercisable at September 30, 2024	36,863,977	$0.08	4.5	$314,925

Share-based compensation expense for Options charged to our operating results for the three and nine months ended September 30, 2024 and 2023 was $158,746 and $24,844 for the three-month period, and $370,441 and $141,900 for the nine-month period, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2024, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,503,685, which is expected to be recognized over a weighted-average period of 2.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$235,975	$180,267
Other prepaid expenses	40,217	62,843
Sales tax overpayment	91,981	91,981
TOTAL OTHER CURRENT ASSETS	$368,173	$335,091

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30,	December 31,
	2024	2023
Equipment components	$317,314	$294,435
TOTAL INVENTORY	$317,314	$294,435

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Network equipment	$9,218,247	$9,204,511
Office equipment	264,813	241,955
Vehicles	133,617	133,616
Test equipment	230,365	230,365
Furniture	92,097	92,097
Warehouse equipment	18,788	18,788
Leasehold improvements	5,121	5,121
	9,963,048	9,926,453
Less: accumulated depreciation	(9,772,075)	(9,608,827)
TOTAL PROPERTY AND EQUIPMENT, NET	$190,973	$317,626

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $163,247 and $273,478, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	September 30, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$500,960	$394,829
Other intangible assets	33,298	19,519	13,779
TOTAL INTANGIBLE ASSETS	$929,087	$520,479	$408,608

	December 31, 2023
	Cost	Accumulated Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	September 30, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,462,177	$1,365,536	$96,641
Deferred clinical training costs	1,920	338	1,582
Deferred sales commissions	606,780	492,526	114,254
Prepaid license fee	249,999	214,480	35,519
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,367,000	$2,072,880	$294,120

	December 31, 2023
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,397,720	$1,349,410	$48,310
Deferred clinical training costs	—	—	—
Deferred sales commissions	439,221	279,459	159,762
Prepaid license fee	249,999	202,185	47,814
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,133,064	$1,831,054	$302,010

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Allowance for system removal	54,802	54,802
Accrued paid time off	131,766	164,566
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	222,228	220,601
TOTAL OTHER CURRENT LIABILITIES	$458,324	$489,497

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On March 31, 2023, the Company, the Borrower, the Subsidiary Guarantor, the Lender and the Tranche Three Lenders entered into a Twenty-Ninth Amendment to Modification Agreement (the “Twenty-Ninth Modification Agreement Amendment”), pursuant to which the parties agreed to amend the Modification Agreement to provide that the dates on which the Lender may elect, in the Lender’s sole discretion, to terminate the Modification Period would be July 31, 2018 and April 30, 2023 (with each such date permitted to be extended by the Lender in its sole discretion); and that the Borrower’s (i) interest payments that would otherwise be due under the Credit Agreement on December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and October 7, 2020 and (ii) payments for principal and for any other Obligations then outstanding under the Tranche One Loan and the Tranche Three Loans that would otherwise be due under the Credit Agreement on October 7, 2020, would each be deferred until April 30, 2023 (the end of the extended Modification Period). Under debt modification/troubled debt guidance, we determined that the first of the eight amendments had no cash flow impact, and therefore, had no impact on accounting. Amendments nine through ten qualified for modification accounting, while the final nineteen amendments qualified for troubled debt restructuring accounting. As appropriate, we expensed the legal costs paid to third parties. For the nine months ended September 30, 2024 and 2023, pursuant to the terms of the PDL Modification Agreement, as amended, $2,406,375 was recorded as interest expense on the accompanying unaudited condensed consolidated financial statements.

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

NOTE 11 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 11 months (Lease through  August 31, 2025).

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through  August 31, 2025. The Lease Extension contains a renewal provision under which the Lease has been extended for an additional five-year period under the same terms and conditions of the original Lease Agreement.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the nine months ended September 30, 2024 and 2023 was $225,682 and $221,535, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2024, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
September 30, 2024	Leases
Remaining 2024	56,084
2025	150,679
Total minimum lease payments	$206,763
Less effects of discounting	(14,609)
Present value of future minimum lease payments	$192,154

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2024, the date of filing of this Form 10-Q.

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

Alert Management and Monitoring System

CareView Connect provides a suite of hardware and software that facilitates a data-driven solution for alert management and monitoring. CareView Connect’s solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify the reason for alerts and provides metrics around response time. CareView Connect’s solution involves several passive sensors that monitor the resident.

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

Results of Operations

Three months ended September 30, 2024, compared to three months ended September 30, 2023

	Three months ended
	September 30,
	2024	2023	Change
	(000 ’s)
Revenue	$1,932	$2,425	$(493)
Operating expenses	2,616	2,469	147
Operating income	(684)	(44)	(640)
Other, net	(786)	(826)	40
Net loss	$(1,470)	$(870)	$(600)

Revenue

Revenue decreased approximately $493,000 for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was attributable to no new customer equipment sales in the third quarter.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	September 30,
	2024	2023
Human resource costs, including benefits and non-cash compensation	72%	54%
Professional and consulting costs	4%	8%
Depreciation and amortization	2%	4%
Other product deployment costs, excluding human resources and travel and entertainment costs	4%	9%
Travel and entertainment expense	2%	2%
Other expenses	16%	23%

Operating expenses increased by a net 6% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$545
Depreciation and amortization	(28)
Other product deployment costs, excluding human resources and travel and entertainment expense	(137)
Professional and consulting costs	(89)
Travel and entertainment expense	3
Other expenses	(147)
$147

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $545,000 due to higher payroll with more employees, 2024 stock option awards, and sales commissions during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Product deployment costs decreased approximately $137,000 due to decrease in cost of sales of hardware and associated installation, training and go-live. Professional and consulting costs decreased approximately $89,000 due to having employees vs. consultants.  Travel and entertainment costs increased approximately $3,000 due to increase cost of travel. For the comparable periods, other expenses decreased approximately $147,000, primarily as a result of advertising and marketing, R&D, business insurance and patent expenses.

Other, net

Other non-operating income and expense decreased by approximately $40,000, or 5%, for the three months ended September 30, 2024 in comparison to the same period in 2023, primarily because of no debt restructuring costs while earning higher interest with more cash in bank.

Net Loss

As a result of the factors above, our third quarter 2024 net loss of approximately $1,470,000, increased approximately $600,000, or 69%, as compared to approximately $870,000 net loss for the third quarter of 2023.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

	Nine months ended
	September 30,
	2024	2023	Change
	(000’s)
Revenue	$6,109	$7,917	$(1,808)
Operating expenses	7,346	7,657	(311)
Operating income	(1,237)	260	(1,497)
Other, net	(2,363)	(2,521)	158
Net loss	$(3,600)	$(2,261)	$(1,339)

Revenue

Revenue decreased approximately $1,808,000 for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was attributable to only one new customer sale in the nine-month period.

Other, net increased approximately $158,000 for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was attributable to the no debt restructuring costs while earning higher interest with more cash in bank.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expense.

	Nine months ended
	September 30,
	2024	2023
Human resource costs, including benefits and non-cash compensation	66%	54%
Professional and consulting costs	6%	10%
Depreciation and amortization	3%	5%
Other product deployment costs, excluding human resources and travel and entertainment costs	5%	8%
Travel and entertainment expense	3%	3%
Other expenses	17%	21%

Operating expenses decreased by a net 4% of approximately $311,000. The decrease was attributable to other expenses of approximately $389,000 less than comparable period from no debt-to-equity conversion costs, less advertising and marketing, renegotiated business insurance, less R&D and no Dell financing. The Professional and consulting costs of approximately $288,000 lower than the comparable period is attributed to not using Centri Business Consulting, Danielle Lewis Marketing Services and attorneys.  Additionally, lower depreciation and amortization and product deployment further netted out the increase in human resource related costs.

Net Loss

Year-To-date 2024 net loss of approximately $3,600,000 increased approximately $1,339,000 or 59%, as compared to approximately $2,261,000 net loss for the comparable nine months of 2023.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2024, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 13, 2025.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended September 30, 2024, the Company had an accumulated deficit of $211,485,106, loss from operations of $1,470,655, net cash provided by operating activities of $392,966, and an ending cash balance of $1,400,386.

As of September 30, 2024, the Company had a working capital deficit of $40,269,985 consisting primarily of PDL notes payables including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through November 13, 2025.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and nine months ended September 30, 2024.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2024 due to the existence of the material weaknesses described below.

Management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, due to the existence of the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 14, 2024	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 14, 2024	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	November 14, 2024	Certifications under Section 906*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2024

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer