Form 10-K
period 2024-12-31
CareView Communications Inc
filed 2025-04-01
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $5,217,667. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2025, the registrant had 583,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

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

The CareView Patient Safety System can be easily configured to meet the individual privacy and security requirements of any hospital or nursing facility. CareView is compliant with the Health Insurance Portability and Accountability Act (“HIPAA”) and HITRUST certified. Additional HIPAA-compliant features allow privacy options to be enabled at any time by the patient, nurse, or physician.

CareView Patient Safety System Products and Services Agreement with Healthcare Facilities

CareView’s sales-based model commenced in the third quarter 2020 with the introduction of our latest technology. CareView aligned its contracting model to meet the preferred acquisition model in the hospital industry. CareView sells its proprietary equipment to facilities in lieu of lending the equipment per the legacy subscription-based model. The facility is billed for the hardware on acceptance of the contract. After CareView’s equipment is delivered to the facility, CareView begins the process of installing and securely integrating the equipment and software. Upon completion of installation, training, and “go-live”; referring to all systems in full operation, CareView bills the facility for the installation, training, and an annual software license fee. CareView will continue to bill the facility an annual software license fee until the end of the contract. This sales-based contracting model has an immediate impact on the company’s operations, resulting in greater cash flow within 60 days upon shipment of equipment.

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six-months in length and can be extended on a month-to-month basis as required. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

We use specific terminology to better define and track the staging and billing of the individual components of the CareView Patient Safety System. The CareView Patient Safety System includes three components which are separately billed; the CareView Controller (previously known as RCP), the CareView SitterView Monitor, and the CareView Application Server (each component referred to as a “unit”). The term “bed” refers to each healthcare facility bed as part of the overall potential volume that a healthcare facility represents. For example, if a healthcare facility has 200 beds, the aggregate of those beds is the overall potential volume of that healthcare facility. The term “bed” is often used interchangeably with “CareView Controller” as this component of the CareView Patient Safety System consistently resides within each room where the “bed” is located. On average, there are six SitterView Monitors for each 100 beds. The term “deployed” means that the units have been delivered to the healthcare facility but have not yet been installed at their respective locations within the facility. The term “installed” means that the mobile, portable, and fixed units are operational.

CareView continues its dedication to provide service and support on a 24x7x365 basis for every customer under every contract.

CareView Patent Safety System Former Subscription Model

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

CareView Connect®

Leveraging on our experience in the medical facility business, we developed a product tailored to the long-term care market. With the CareView Connect Quality of Life System (“CareView Connect”), CareView offers a comprehensive suite of solutions designed to address every aspect of long-term care, including Nursing Care, Home Care, Assisted Living, and Independent Living.

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

CareView Connect is a platform consisting of several products and applications targeted at improving the level of care and efficiency. CareView has built a cohesive and tightly integrated solution that addresses several problems that long-term care facilities face. We have an array of wearable and stationary buttons that allow a resident to summon help either for an emergency or assistance, which can be anything from toileting help to assistance putting on their shoes. We have developed a mobile app capable of delivering an alert to the caregiver and allows them document information around that alert. This allows for workflows and reports around the alerts, i.e. how long before the alert was handled, what was the cause of the alert, and if it was not acknowledged in a timely manner then the alert is escalated to another individual or group. This ensures that every alert is responded to timely and is verifiable. In addition, the caregiver usually is carrying out a litany of daily activities directed at each facility resident.

Alert Management and Monitoring System

CareView Connect has a suite of hardware and software that facilitate a data-driven solution for alert management and monitoring. CareView Connect’s solution provides additional context, including location of the resident, which improves response time by the staff. The alert system includes a documentation platform that allows the facility’s staff to classify reasons for alerts and provides metrics around response time. CareView Connect’s solution involves several passive sensors that monitor the resident.

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

Quality of Life Metrics

CareView has developed its own algorithm for measuring quality of life based on “best of breed” research and leveraging the data collected by the platform. CareView Connect’s Quality of Life Metrics focuses on several categories, including Physical Activity, Bodily Pain, General Health, Vitality, Social Interaction, Mental Health, and Sleep Quality. Leveraging this data, the facility and their staff have improved visibility into the health and well-being of their residents. By applying machine learning and predictive analytics, subtle patterns and trends that may not otherwise be visible become actionable. The facility can use this information to present a more compassionate and capable level of care, differentiating the facility from their competition. The Quality of Life Metrics information can be made available to the family and loved ones, opening a new channel of remote awareness and care. Because the information is collected automatically, the family gains awareness on issues of which their loved ones may normally be unaware. The Connect Family mobile application allows family members to monitor their loved one and receive alerts and notifications based on their preferences.

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

On October 1, 2018, the Company added CareView Connect to the HealthTrust GPO Agreement.

On November 1, 2020, the sales-based contract model was added to the HealthTrust GPO Agreement which allows us to sell the proprietary hardware and license the software on an annualized basis. We continue to work with HealthTrust and their members to expand contracts. The current HealthTrust GPO Agreement expires on March 31, 2025.

Group Purchasing Agreement with Premier, Inc.

On June 8, 2022 the Company entered a Group Purchasing Agreement with Premier, Inc. (“Premier”), headquartered in Charlotte, N.C. Premier is a leading healthcare improvement company, uniting an alliance of more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations to transform healthcare. The agreement was effective on June 15, 2022, and all Gen 5 CareView Patient Safety System components and modules are available for purchase by Premier’s exclusive membership. Premier members may order CareView’s products and services included in the agreement directly from CareView. We are continuing to work with Premier on new contracts.

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

Summary of Product and Service of Sales-Based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2024, and 2023, the Company executed sales-based contracts with an approximate aggregated contract sales price of $761,000 and $8,223,000.

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

Major Customers

In 2024, our revenue was driven significantly by one customer, accounting for 19% of our revenue, while in 2023, two customers contributed 17% and 13% of our revenue. As of December 31, 2024, one customer accounted for 12% of our accounts receivable.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)). Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our Controllers, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for three years, but include options to continue in perpetuity on a monthly basis. Backlog of sales-based contracts, which covers the non-cancellable period, as of December 31, 2024 is approximately $5,934,000, of which approximately $3,314,000 is expected to be billed during 2024. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable sales-based backlog to be billed beyond December 31, 2024, is approximately $2,620,000. For the monthly subscription-based contracts, the monthly billable amount as of December 31, 2024 is approximately $296,500 under contract and $50,300 month to month. We foresee 2025 total annual subscription billable of approximately $4,161,600.

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

Employees

As of March 31, 2025, we employed 62 people on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

On September 8, 2009, we entered into a Commercial Lease Agreement (the “Lease”) for 10,578 square feet of office and warehouse space. On December 8, 2014, we entered into a Second Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein expanding the premises to 16,610 rentable square feet and extending the Lease through June 30, 2020. On March 4, 2020, we entered into a Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through August 31, 2025. We are currently negotiating a five year lease renewal agreement.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB as provided by OTC Market Group, Inc. (“OTCQB”) under the symbol "CRVW."

Holders

Records of our stock transfer agent indicate that as of March 31, 2025, we had approximately 127 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in "street name." We estimate that there are approximately 694 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	56,444	$0.53	—
Equity compensation plan not approved by security holders: 2015 Plan	3,758,500	$0.29	—
Equity compensation plan not approved by security holders: 2016 Plan	18,822,509	$0.06	—
Equity compensation plan not approved by security holders: 2020 Plan	14,156,524	$0.04	141,667
Equity compensation plan not approved by security holders: 2024 Plan	—	$—	6,258,942
Total	36,793,977	$0.08	6,400,609

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2024, options to purchase an aggregate of 560,000 shares of our Common Stock were cancelled due to resignation and termination of employees of which 339,667 were made available for reissue. In addition, during the same period, options to purchase an aggregate of 650,000 shares of our Common Stock expired.

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

Going Concern, Liquidity, and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2024, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 30, 2026.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2024, the Company had an accumulated deficit of approximately $212,586,000, a loss from operations of approximately $1,577,000, net cash used in operating activities of $(238,652) and an ending cash balance of $759,266.

As of December 31, 2024, the Company had a working capital deficit of $41,138,868. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating loss was approximately $1,705,000 and $688,000 for the years ended December 31, 2024, and 2023, respectively. Our net loss was approximately $4,755,000 and $3,952,000 for the years ended December 31, 2024, and 2023, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2024, and 2023.

	2024	2023
	(000 ’s)
Net cash flows provided by (used in) operating activities	$(239)	$703
Net cash flows used in investing activities	(140)	(62)
Net cash provided by (used in) financing activities	(8)	(15)
Increase (decrease) in cash	(387)	626
Cash, cash equivalents and restricted cash at beginning of period	1,146	520
Cash, cash equivalents and restricted cash at end of period	$759	$1,146

Net decrease in cash during the year ended December 31, 2024 was approximately $387,000. The principal cash provided by operating activities for the year ended December 31, 2024 was primarily related to significantly lower net loss due to sales. The change in cash flows provided by operating activities between 2024 and 2023 of approximately $942,000 is primarily a result of $627,903 increase in net loss. The change in cash flows used in investing activities between 2024 and 2023 of approximately $77,000 is primarily a result of the increase in Patents and Trademarks. The change in cash flows used in financing activities between 2024 and 2023 of approximately $7,000 is primarily due to paying down notes payable of an installation truck.

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

	Year Ended December 31,
	2024	2023	Change
	(000 ’s)
Revenue	$8,251	$9,684	$(1,433)
Operating expenses:
Network operations	3,230	2,746	484
General and administration	2,750	3,240	(490)
Sales and marketing	1,137	1,034	103
Research and development	2,352	2,503	(151)
Depreciation and amortization	251	442	(191)
Cost of equipment	108	407	(299)
Operating expenses	9,828	10,372	(544)
Operating loss	$(1,577)	$(688)	$(889)

Revenue, net

Revenue decreased approximately $1,433,000 for the year ended December 31, 2024 as compared to the same period in 2023. The decrease in revenue results from the decrease in our sales-based contracts of equipment of $2,480,022 and subscriptions of $265,091, while software bundle increased $1,311,710.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended
	December 31,
	2024	2023
Human resource costs, including benefits and non-cash compensation	63%	51%
Professional and consulting costs	6%	8%
Depreciation and amortization expense	2%	4%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	7%
Travel and entertainment expense	1%	2%
Cost of equipment	1%	4%
Other expenses	18%	24%

Operating expenses decreased by approximately $544,000 (or 5%) as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$961
Professional and consulting costs	(288)
Depreciation and amortization expense	(202)
Other product deployment costs, excluding human resources and travel and entertainment costs	170
Travel and entertainment expense	(139)
Equipment cost	(299)
Other expenses	(747)
$(544)

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $961,000 primarily because of stock option grants and higher employee payroll during the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023. Professional and consulting fees decreased approximately $288,000, primarily because of lower legal costs and less contractors. Depreciation and amortization expense decreased by approximately $202,000 due to fully depreciated and amortized assets. Other product development costs increased approximately $170,000 primarily because of increases in cost of sales (installation, training and service as well as freight) of Go Lives. Travel and entertainment expense decreased approximately $139,000 with less corporate travel and instead cost of sales during the twelve months ended December 31, 2024 as compared to the same period in 2023. Equipment cost decreased by approximately $299,000 due to lack of sales. The decrease of approximately $747,000 in other expense is due to no more abandonment of assets, negotiating lower business insurance costs, less advertising and marketing expenses, lower R&D expenses and less office expenses.

Critical Accounting Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

● they involve significant estimation uncertainty.

● they have had a material impact or are reasonably likely to have a material impact on the financial statements.

The Company has reviewed its accounting policies and estimates in accordance with Generally Accepted Accounting Principles ("GAAP"). Following this review, management did not identify any critical accounting estimates for the preparation of these financial statements. The accounting estimates applied involve a minimal degree of uncertainty, and any potential adjustments are not expected to have any material effect on the Company’s financial position or results of operations.

Critical Accounting Policy

We base our estimates and judgments on our experience, current knowledge, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sales-based revenue recognition is our most critical accounting policy to our financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The Company will adopt this guidance on its effective date for public business entities, beginning after December 15, 2024.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The Company will adopt this guidance on its effective date for annual reporting periods beginning after December 15, 2026.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) : Improvements to Reportable Segment Disclosures. The updated guidance reflects a more detailed approach to reporting financial information by operating segment, based on the internal management structure and the way resources are allocated within the Company. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations but has enhanced the transparency of segment performance. The Company has now presented its operating segment in accordance with the new standard within our Note 15 for the year ended December 31, 2024.

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our consolidated financial statements for the year ended December 31, 2024. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2024

On March 21, 2025 (the “Effective Date”), CareView Communications, Inc., the Borrower, PDL BioPharma, Inc.("PDL"), the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Tenth Amendment to Credit Agreement (the “Tenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2025.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the year ended December 31, 2024 due to the existence of the material weaknesses described below.

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

●	The Company hired an Accounting Manager on June 21, 2023 and a Staff Accountant on August 16, 2023 in addition to the certified public accountant (“CPA”) as its Controller.
●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.
●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.
●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.
●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.
●	Engaged RRBB and Bass Tax Group as our tax consultants.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	65	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	50	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	69	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	92	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	66	Director	April 21, 2011	N/A
David R. White	77	Director	January 1, 2014	N/A
Steven B. Epstein	81	Director	April 1, 2014	N/A
Dr. James R. Higgins	75	Director	April 1, 2014	N/A

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

For the year ended December 31, 2024, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2024, and as of the filing date of this Report, our Compensation Committee consisted of three members of our Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 4 meetings of the Board of Directors during the year ended December 31, 2024 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2024, and 2023. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2024	$256,878	—	—	—	—	—	$24,266	$281,144
	2023	$256,878	—	—	—	—	—	$24,266	$281,144

Sandra K McRee (2) (COO)	2024	$217,248	—	—	$534,127	—	—	$15,266	$766,641
	2023	$217,248	—	—	—	—	—	$15,266	$232,514

Jason T. Thompson (3) (Principal Financial Officer)	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—

(1)	For 2024: All Other Compensation includes $9,000 for car allowance and $15,266 for health insurance premiums paid on Mr. Johnson’s behalf.
For 2023: All Other Compensation includes $9,000 for car allowance and $15,266 for health insurance premiums paid on Mr. Johnson’s behalf.
(2)	For 2024 and 2023: All Other Compensation is for health insurance premiums paid on Ms. McRee’s behalf.
(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2024, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiry	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name and Office	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Steve G. Johnson (Pres., CEO, Sec.,Treas.)	2,000,000	(1)	—		—	$0.10	12/05/26	—	—	—	—
	666,667	(2)	—		—	$0.06	11/28/27	—	—	—	—
	1,200,000	(3)	—		—	$0.04	08/08/30	—	—	—	—
Sandra K McRee (COO)	1,000,000	(4)	—		—	$0.53	02/22/25	—	—	—	—
	2,000,000	(5)	—		—	$0.10	12/05/26	—	—	—	—
	2,000,000	(6)	—		—	$0.10	12/20/27	—	—	—	—
	7,400,000	(7)	—		—	$0.04	08/08/30	—	—	—	—
	2,967,371		5,934,742	(8)	—	$0.06	03/02/34	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	235,295	(9)	—		—	$0.17	08/29/26	—	—	—	—
	666,667	(10)	—		—	$0.06	11/28/27	—	—	—	—
	1,200,000	(11)	—		—	$0.04	08/08/30	—	—	—	—
	51,877		103,753	(12)	—	$0.06	03/02/34	—	—	—	—

(1) All underlying shares vested on December 7, 2019.

(2) All underlying shares vested on November 11, 2020.

(3) All underlying shares vested on August 10, 2023.

(4) All underlying shares vested on February 25, 2018.

(5) All underlying shares vested on December 7, 2019.

(6) All underlying shares vested on December 3, 2020.

(7) All underlying shares vested on August 10, 2023.

(8) One third of the underlying shares vested on March 4, 2025.

(9) All underlying shares vested on August 31, 2019.

(10) All underlying shares vested on November 20, 2020.

(11) All underlying shares vested on August 10, 2023.

(12) One third of the underlying shares vested on March 4, 2025.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2024 or 2023 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our Directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2024, there were no options granted to Directors.

The table below shows outstanding equity awards for our directors who are not executive officers, which equity awards consists solely of ten-year, non-qualified stock options. No options have been exercised.

	Fees Earned or	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Paid in Cash	($)	($)(1)	($)	($)	($)	($)
			$24,000				$24,000
			$50,700				$50,700
			$24,000				$24,000
			$36,000				$36,000
L. Allen Wheeler (2)	—	—	$9,338	—	—	—	$9,338

			$16,900				$16,900
			$24,000				$24,000
			$24,000				$24,000
			$36,000				$36,000
Steven B. Epstein (3)	—	—	$9,338	—	—	—	$9,338

			$24,000				$24,000
			$24,000				$24,000
			$36,000				$36,000
Dr. James R. Higgins (4)	—	—	$9,338	—	—	—	$9,338

Jeffery C. Lightcap	—	—	—	—	—	—	—

			$24,000				$24,000
			$24,000				$24,000
			$36,000				$36,000
David R. White (5)	—	—	$9,338	—	—	—	$9,338

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

(2)	An aggregate of 2,251,962 are vested as of December 31, 2024.
(3)	An aggregate of 2,151,962 are vested as of December 31, 2024.
(4)	An aggregate of 2,101,962 are vested as of December 31, 2024.
(5)	An aggregate of 2,101,962 are vested as of December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 31, 2025, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”) exercisable into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

		Amount and
		Nature of		Percent
		Beneficial		of
Title of Class	Name and Address of Officer and Directors	Ownership (1)		Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	37,637,260	(2)	6.40%
Common Stock	Sandra K. McRee (Chief Operating Officer)	18,117,371	(3)	3.03%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	5,763,639	(4)	0.98%
Common Stock	L. Allen Wheeler (Chairman of the Board)	31,283,732	(5)	5.34%
Common Stock	Steven B. Epstein (Director)	10,713,839	(6)	1.83%
Common Stock	Dr. James R. Higgins (Director)	32,489,751	(7)	5.55%
Common Stock	Jeffrey C. Lightcap (Director)	14,000,000	(8)	2.40%
Common Stock	David R. White (Director)	24,239	(9)	0.41%
Common Stock	All Officers & Directors as a Group (8 persons)	152,438,431	(10)	24.82%

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

(3)

This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 14,367,371 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 598,248,119 shares which would be outstanding if all of McRee’s vested Options were exercised.

(4)

This amount includes (i) 2,237,500 shares directly owned by Thompson, (ii) 1,372,300 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 2,153,839 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 586,034,587 shares which would be outstanding if all of Thompson’s vested Options were exercised.

(5)

This amount includes (i) 11,424,428 shares directly owned by Wheeler, (ii) 2,153,839 shares due to Wheeler upon exercise of Options, (iii) 1,340,000 shares owned by Mr. Wheeler’s wife, and (iv) 16,365,465 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 586,034,587 shares which would be outstanding if all of Wheeler’s vested Options were exercised.

(6)

This amount includes (i) 4,280,000 shares directly owned by Epstein, (ii) 2,153,839 shares due to Epstein upon exercise of vested Options, (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Mr. Epstein disclaims 890,000 shares, and (iv) 2,500,000 shares held by Steven and Deborah L. Epstein. The percentage of class for Epstein is based on 586,034,587 shares which would be outstanding if all of Epstein’s vested Options were exercised.

(7)

This amount includes (i) 22,462,890 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 2,153,839 shares due to Higgins upon exercise of vested Options, and (v) 1,250,000 shares due to Higgins upon exercise of Warrants. The percentage of class for Higgins is based on 586,034,587 shares which would be outstanding if all of Higgins’ vested Options were exercised.

(8)	This amount includes (i) 7,000,000 shares owned directly by Lightcap, and (ii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap. The percentage of class for Lightcap is based on 583,880,748 shares.

(9)

This amount includes (i) 270,000 shares directly owned by White (ii) 2,153,839 shares due to White upon exercise of vested Options. The percentage of class for White is based on 586,034,587 shares which would be outstanding if all of White’s vested Options were exercised.

(10)

This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options. The percentage of class for all officers and directors is based on 614,133,981 shares which would be outstanding if all the Options were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2024, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by Rosenberg Rich Baker Berman & Co. / RRBB for the 2024 quarterly reviews and the annual audit for the year ended December 31, 2024 will be $175,000. For the 2023 quarterly reviews and annual audit we were billed $210,000.

Tax Fees. The aggregate amount billed for tax return preparation and tax provisioning for the year ended December 31, 2024 rendered by Bass Tax Group is $31,200. RRBB and Bass Tax Group billed us $32,175 for tax return preparation and tax provisioning for the year ended December 31, 2023, $25,000 and $7,175, respectively.

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

Twenty- First Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on October 6, 2020 (File No. 000-54090))

10.50	11/30/20

Twenty- Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on December 4, 2020 (File No. 000-54090))

10.51	12/31/20

Fifth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on January 5, 2022 (File No. 000-54090))

10.52	1/31/21

Twenty- Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 4, 2022 (File No. 000-54090))

10.53	5/25/21

Twenty- Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 27, 2022 (File No. 000-54090))

10.54	11/29/21

Twenty- Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on December 3, 2022 (File No. 000-54090))

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

Twenty- Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on June 29, 2022 (File No. 000-54090))

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

Twenty- Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

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

Twenty- Eight Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on March 2, 2023 (File No. 000-54090))

10.73	03/30/23

Form of Replacement Note Conversion Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 000-54090))

10.74	03/31/23

Twenty- Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, L.L.C., a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 3, 2023 (File No. 000-54090))

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

10.1*	05/31/23	Seventh Amendment to Credit Agreement by and among the Company, CareView Communicatoins, Inc., a Texas corporation, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins
10.1*	12/11/24	Ninth Amendment to Credit Agreement by and among the Company, CareView Communicatoins, Inc., a Texas corporation, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins
21.00	05/19/23	Subsidiaries of the Registrant*
23.1	03/31/25	Consent of RRBB*
31.1	03/31/25	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
31.2	03/31/25	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a). *
32.1	03/31/25	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	03/31/25	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
104	n/a	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)*

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 31, 2025

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 31, 2025
Steven G. Johnson

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	March 31, 2025
Jason T. Thompson

/s/ Sandra K. McRee	Chief Operating Officer	March 31, 2025
Sandra K. McRee

/s/ L. Allen Wheeler	Chairman of the Board,	March 31, 2025
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	March 31, 2025
Jeffrey C. Lightcap

/s/ David R. White	Director	March 31, 2025
David R. White

/s/ Steven B. Epstein	Director	March 31, 2025
Steven B. Epstein

/s/ Dr. James R. Higgins	Director	March 31, 2025
Dr. James R. Higgins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Careview Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Careview Communications, Inc. (the Company) as of the years ended December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2022.

Somerset, New Jersey

March 31, 2025

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$759,266	$1,145,871
Accounts receivable	1,000,706	1,167,934
Inventory	418,131	294,435
Other current assets	484,256	335,091
Total current assets	2,662,359	2,943,331

Property and equipment, net	176,103	317,626

Other Assets:
Intangible assets, net	397,380	406,301
Operating lease asset	126,877	292,990
Other assets, net	258,869	302,010
Total other assets	783,125	1,001,301
Total assets	$3,621,587	$4,262,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$470,162	$598,095
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,413,771	1,752,061
Accrued interest payable	19,687,639	16,479,139
Operating lease liability	142,573	188,184
Other current liabilities	387,081	489,497
Total current liabilities	43,801,226	40,206,976

Long-term Liabilities:
Operating lease liability	—	139,099
Other liability	254,628	178,907
Total long-term liabilities	254,628	318,006
Total liabilities	44,055,854	40,524,982

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	171,567,950	171,038,349
Accumulated deficit	(212,586,098)	(207,884,954)
Total stockholders' deficit	(40,434,267)	(36,262,724)
Total liabilities and stockholders' deficit	$3,621,587	$4,262,258

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	Year Ended
	December 31, 2024	December 31, 2023
Revenues:
Subscription-based lease revenue	$4,117,486	$4,382,578
Sales-based equipment package revenue	927,242	3,407,263
Sales-based software bundle revenue	3,206,487	1,894,777
Total revenues	8,251,215	9,684,618

Operating expenses:
Cost of equipment	107,884	407,309
Network operations	3,230,051	2,746,302
General and administration	2,750,131	3,239,940
Sales and marketing	1,137,209	1,033,608
Research and development	2,352,071	2,502,924
Depreciation and amortization	250,777	442,837
Total operating expenses	9,828,123	10,372,920
Operating income (loss)	(1,576,908)	(688,302)
Other income and (expense)
Interest expense	(3,208,500)	(3,208,500)
Interest income	54,842	19,031
Total other income (expense)	(3,153,658)	(3,189,469)
Loss before taxes	(4,730,566)	(3,877,771)

Benefit from (provision for) income taxes	29,422	(74,518)

Net Loss	$(4,701,144)	$(3,952,289)

Net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	583,880,748	448,488,967

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED December 31, 2024 and 2023

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	141,880,748	$141,881	$127,130,055	$(203,932,665)	$(76,660,729)

Stock based compensation	—	—	150,294	—	150,294
Debt to equity conversion at $0.10	442,000,000	442,000	43,758,000	—	44,200,000
Net loss	—	—	—	(3,952,289)	(3,952,289)

Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)

Stock based compensation	—	—	529,601	—	529,601
Net loss	—	—	—	(4,701,144)	(4,701,144)

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,701,144)	$(3,952,289)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	187,620	334,676
Amortization of intangible assets	38,280	77,330
Impairment of intangible assets	—	334,358
Amortization of deferred installation costs	24,878	47,224
Non-cash lease expense	166,114	141,340
Stock based compensation related to options granted and warrants issued	529,601	150,294
Loss on disposal of assets	—	7,048
Changes in operating assets and liabilities:
Accounts receivable	167,228	(219,607)
Inventory	(123,695)	7,011
Other current assets	(149,165)	(264,070)
Accounts payable	(127,933)	(50,584)
Accrued interest	3,208,500	3,208,500
Other current liabilities	(87,449)	97,489
Deferred revenue	745,474	1,032,296
Deferred sales commissions	67,748	(93,906)
Operating lease liability	(184,709)	(153,496)
Net cash (used in) provided by operating activities	(238,652)	703,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46,096)	(16,791)
Patent, trademark, and other intangible asset costs	(93,815)	(45,679)
Net cash (used in) investing activities	(139,911)	(62,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	(8,042)	(15,439)
Net cash flows (used in) in financing activities	(8,042)	(15,439)

(Decrease) increase in cash	(386,605)	625,705
Cash, beginning of year	1,145,871	520,166
Cash, end of year	$759,266	$1,145,871

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES:
Non-cash debt-to-equity conversion	$—	$44,200,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2024 and 2023, an allowance for credit losses of $0 and $0, respectively, was recorded.

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

Allowance for System Removal

On occasion, the Company will remove subscription equipment from its larger customer premises due to contract expiration/non-renewal. When the equipment is removed, the costs for removal are calculated and recorded against the allowance. At December 31, 2024 and 2023, an allowance of $54,802 and $54,802, respectively, was recorded in other current liabilities in the accompanying consolidated financial statements.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset groups’ carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the asset is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the asset is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our past experience, our commercial relationships, market conditions and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates resulting in the need for an impairment charge in future periods. For the year ended December 31, 2023, $334,358 of intangible patent assets were written off.

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2024, and 2023.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with GAAP. Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2024, and 2023.

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

At December 31, 2024, and 2023, we had no financial assets and liabilities reported at fair value.

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

Generally, we recognize revenue under each of our performance obligations as follows:

●	Subscription services – We recognize subscription revenues monthly over the contracted license period.

●	Equipment packages – We recognize equipment and installation revenues when control of the devices has been transferred to the client (“point in time”).
●

Software bundle and related services related to sales-based contracts – We recognize our software subscription, go-live training and support, on a straight-line basis over the estimated contracted license period (“over time”).

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

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	For the years ended
	December 31,
Sales-based contract revenue	2024	2023
Equipment package (point in time)	$927,242	$3,407,263
Software bundle (over time)	3,351,243	1,894,777
Total sales-based contract revenue	4,278,485	5,302,040

Subscription-based license revenue (over time)	3,972,730	4,382,578
Gross revenue	$8,251,215	$9,684,618

Contract Liabilities

Our subscription-based contracts payment arrangements are required to be paid monthly which are recognized into revenue when received. Some customers choose to pay their subscription fee in advance. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our consolidated balance sheets and recognized into revenues over time.

Our sales-based contract payment arrangements with our customers typically include an initial equipment payment due upon signing of the contract and subsequent payments when certain performance obligations are completed. Customer payments received in advance of satisfaction of related performance obligations are deferred as contract liabilities. These amounts are recorded as “deferred revenue” in our consolidated balance sheets and recognized into revenues as either a point in time or over time.

During the years ended December 31, 2024, and 2023, a total of $0 and $21,145, respectively, of subscription-based deferred contract liability was recognized as revenue. The table below details the subscription-based contract liability activity during the years ended December 31, 2024, and 2023, included in the Other current liabilities.

	For the years ended
	December 31,
	2024	2023
Balance, beginning of period	$—	$21,145
Additions	—	—
Transfer to revenue	—	(21,145)
Balance, end of period	$—	$—

During the years ended December 31, 2024, and 2023, a total of $3,206,487 and $1,894,777, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the years ended December 31, 2024 and 2023, included in the Other current liabilities.

	For the years ended December 31,
	2024	2023
Balance, beginning of period	$1,922,925	$869,485
Additions	3,951,961	2,948,217
Transfer to revenue	(3,206,487)	(1,894,777)
Balance, end of period	$2,668,399	$1,922,925

As of December 31, 2024, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $2,668,399 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2025	$2,413,771
2026	254,628
Thereafter	—
$2,668,399

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

The table below details the activity in these deferred installation costs during the years ended December 31, 2024, and 2023, included in other assets in the accompanying consolidated balance sheet.

	For the years ended
	December 31,
	2024	2023
Balance, beginning of period	$48,309	$33,461
Additions	64,457	45,679
Transfer to expense	(24,878)	(30,831)
Balance, end of period	$87,888	$48,309

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 8 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 73,251,280, and 44,178,422 at December 31, 2024, and 2023, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 73,251,280 potential common shares consist of 67,556,835 stock options and 5,694,445 warrants.

Stock Based Compensation

We recognize compensation expense for all share-based payments granted and amended based on the grant date fair value estimated in accordance with GAAP. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions. In the event that Optionee’s employee or consultant status with the Company or any of its subsidiaries ceases or terminates for any reason whatsoever, including, but not limited to the death, disability, or voluntary or involuntary cessation or termination, this Option shall terminate with respect to any portion of this Option that has not vested prior to the date of cessation or termination of employee or consultant status, as determined in the sole discretion of the Company. Stock option expenses related to terminated awards which have not vested, are revised and recognized within the applicable reporting period.

Debt Issuance Costs

Costs incurred with parties who are providing long-term financing, including Warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and Warrants. These discounts are generally amortized over the life of the related debt, using the effective interest rate method or other methods approximating the effective interest method. Additionally, convertible debt issued with a beneficial conversion feature is recorded at a discount based on the difference in the effective conversion price and the fair value of the Company’s stock on the date of issuance, if any. Outstanding debt is presented net of any such discounts on the accompanying consolidated financial statements.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. These costs are included in network operations on the accompanying consolidated statements of operations.

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2024, and 2023, totaled approximately $146,000 and $335,000, respectively.

Concentration of Credit Risks and Customer Data

In 2024, our revenue was driven significantly by one customer, accounting for 19%, while in 2023, our revenue was driven significantly by two customers, accounting for 17% and 13% respectively. As of December 31, 2024, we had one customer that accounted for 12% of our accounts receivable.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The Company will adopt this guidance on its effective date for public business entities, beginning after December 15, 2024.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The Company will adopt this guidance on its effective date for annual reporting periods beginning after December 15, 2026.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) : Improvements to Reportable Segment Disclosures. The updated guidance reflects a more detailed approach to reporting financial information by operating segment, based on the internal management structure and the way resources are allocated within the Company. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations but has enhanced the transparency of segment performance. The Company has now presented its operating segments in accordance with the new standard within our Note 15 for the year ended December 31, 2024.

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2024, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of the year ended December 31, 2024, the Company had a working capital deficit of $41,138,868. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. Based on these factors, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2024, and 2023, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized, and zero shares outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2024 and 2023, we had 800,000,000 and 800,000,000 authorized shares of Common Stock, $0.001 par value, respectively. 583,880,748 and 583,880,748 shares of Common Stock are issued and outstanding, respectively. On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The shares bear a lockup legend that expires December 31, 2023. On March 30, 2023, HealthCor noteholders owning an aggregate of $36,000,000 Replacement Notes, entered into a Replacement Note Conversion Agreement, wherein half, fifty percent, of the HealthCor Replacement Notes were converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of an aggregate of 180,000,000 shares. The other related and non-related parties Replacement Notes of $8,200,000 were likewise converted into shares of the Company’s common stock at a conversion price of $0.10 per share, resulting in the issuance of a combined total aggregate of 262,000,000 shares (the “Conversion Shares”). The shares bear a lockup legend that expired December 31, 2023.

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

Active Warrant Holders

A summary of our Warrants activity and related information follows:

				Weighted
			Weighted	Average
		Range of	Average	Remaining
	Number of Shares	Warrant Price	Exercise	Contractual
	Under Warrant	Per Share	Price	Life
Balance at December 31, 2022	18,050,458	0.0110.5353	$0.74	4.2
Granted	3,000,000	0.09	0.09	9.2
Expired	(1,151,206)	0.32	0.32	2.3
Canceled	(14,204,807)	0.52	0.52	—
Balance at December 31, 2023	5,694,445	0.0110.0303	$0.024	2.6
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Ending Balance at December 31, 2024	5,694,445	0.0110.0303	$0.024	1.6

Stock Options

The Company’s Stock Incentive Plans include the CareView Communications, Inc.’s 2007 Stock Incentive Plan (“2007 Plan”), 2009 Stock Incentive Plan (the “2009 Plan”), 2015 Stock Option Plan (the “2015 Plan”), 2016 Stock Option Plan (the “2016 Plan”), 2020 Stock Option Plan ( the “2020 Plan”), and 2024 Stock Option Plan (the "2024 Plan"), pursuant to which 8,000,000, 10,000,000, 5,000,000, 20,000,000, 20,000,000, and 30,000,000 shares of Common Stock were reserved for issuance upon the exercise of options, respectively. The Stock Incentive Plans are designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The Stock Options vest over three years and have an exercise period of ten years from the date of issuance.

At December 31, 2024, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with 56,444 remaining outstanding under the 2009 Plan, Plan Options to purchase 5,000,000 shares have been issued with 4,338,555 remaining outstanding under the 2015 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,771,445 remaining outstanding under the 2016 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,649,333 remaining outstanding under the 2020 Plan and Plan Options to purchase 23,741,058 shares have been issued with 23,741,058 remaining outstanding under the 2024 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Balance at December 31, 2023	38,483,977	$0.09	5.2	$314,925
Granted	30,282,858	0.06	9.1	—
Forfeited/Expired	(1,210,000)	0.40	—	—
Exercised	—	—	—	—
Balance at December 31, 2024	67,556,835	$0.07	6.5	$104,475
Vested and Exercisable at December 31, 2024	36,793,977	$0.08	4.2	$104,475

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2024, and 2023 were $529,601 and 150,294 respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At December 31, 2024, total unrecognized estimated compensation expense related to non-vested Options granted was $1,335,017, which is expected to be recognized over a weighted- average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. During the years ended December 31, 2024 and 2023, the deferred tax valuation allowance (decreased) / increased by $(24,661,909) and $24,114,281, respectively. The (decrease) / increase in the valuation allowance during 2024 and 2023 was mainly attributable to changes in how the Company calculated its gross deferred tax asset related to its state NOL.

At December 31, 2024, the Company had approximately $89,437,000 of U.S. federal net operating tax loss carryforward, some of which begins to expire in 2028. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2024, the Company has not completed an analysis as to whether or not an ownership change has occurred. The Company is currently subject to the general three-year statute of limitations for federal tax. Under this general rule, the earliest period subject to potential audit is 2021. For years in which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

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

As of December 31, 2024, management believes that the company has an uncertain tax position of approximately $16,000, recognized as a reduction of its gross deferred tax asset. The Company will continue to evaluate its uncertain tax positions in future periods to determine if additional measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The provision for income taxes consists of the following:

	2024	2023
Current:
Federal	$—	$—
State income tax, net of federal benefit	(29,422)	74,518
Sub-total:	(29,422)	74,518

Deferred:
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$(29,422)	$74,518

	Years Ended December 31,
	2024	2023

Expected income tax benefit at statutory rate	$(967,074)	$(814,332)
Debt discount amortization	658,136	—
Permanently disallowed interest	(80,588)	1,329,688
Deferred tax adjustments	24,853,004	(24,443,804)
State income tax, net of federal benefit	(117,832)	(115,509)
Other reconciling items	1,596	4,194
Change in valuation account	(24,376,664)	24,114,281
Income tax expense (benefit)	$(29,422)	$74,518

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023

Deferred Tax Assets (Liabilities):
Tax benefit of net operating loss carry-forward	$18,857,869	$43,401,395
Accrued interest	848,914	864,050
Stock based compensation	846,566	734,667
Intangible assets	(18,450)	(10,922)
Fixed assets	21,923	3,991
Accrued liabilities	126,457	52,601
Capitalized research expenses	554,946	649,695
Research and development credit carry-forward	80,589	1
Total deferred tax assets	21,318,814	45,695,478
Valuation allowance for deferred tax assets	(21,318,814)	(45,695,478)
Deferred tax assets, net of valuation allowance	$—	$—

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2024	2023
Equipment/components	$418,131	$294,435
TOTAL INVENTORY	$418,131	$294,435

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2024	2023
Prepaid insurance	$168,449	$180,267
Other prepaid expenses	192,255	62,843
Sales tax overpayment	123,552	91,981
TOTAL OTHER CURRENT ASSETS	$484,256	$335,091

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2024	2023
Network equipment	$8,460,494	$9,204,511
Office equipment	266,437	241,955
Vehicles	133,616	133,616
Test equipment	230,365	230,365
Furniture	92,097	92,097
Warehouse equipment	18,788	18,788
Leasehold improvements	5,121	5,121
	9,206,918	9,926,453
Less: accumulated depreciation	(9,030,815)	(9,608,827)
TOTAL PROPERTY AND EQUIPMENT	$176,103	$317,626

Depreciation expense for the years ended December 31, 2024, and 2023, was $187,620 and $334,676, respectively.

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Patents and trademarks	$895,789	$510,523	$385,266
Other intangible assets	33,298	21,184	12,114
TOTAL INTANGIBLE ASSETS	$929,087	$531,707	$397,380

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

Amortization expense for the years ended December 31, 2024, and 2023, was $38,280 and $77,330, respectively. Patent impairment costs for the years ended December 31, 2024, and 2023, was $0 and $334,358, respectively.

Other assets consist of the following:

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Deferred installation costs	$1,462,176	$1,374,288	$87,888
Deferred clinical training costs	1,920	498	1,422
Deferred sales commissions	606,780	514,766	92,014
Prepaid license fee	249,999	218,578	31,421
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,366,999	$2,108,130	$258,869

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Deferred installation costs	$1,397,720	$1,349,410	$48,310
Deferred clinical training costs	—	—	—
Deferred sales commissions	439,221	279,459	159,762
Prepaid license fee	249,999	202,185	47,814
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,133,064	$1,831,054	$302,010

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2024	2023
Allowance for system removal	54,802	54,802
Accrued paid time off	108,362	164,566
Deferred officer compensation(1)	49,528	49,528
Other accrued liabilities	174,389	220,601
TOTAL OTHER CURRENT LIABILITIES	$387,081	$489,497

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2024, future debt payments due are as follows:

Years
Ending
December 31,		Total	Loan Payable
2025	Related Party	$700,000	$700,000

	Other	20,000,000	20,000,000

Total		$20,700,000	$20,700,000

Accrued interest due related parties totaled $554,028 and $445,528, as of December 31, 2024 and 2023, respectively.

NOTE 12 – LEASE

Operating Lease

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 8 months.

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through  August 31, 2025. We are currently finalizing a five-year lease renewal agreement.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expenses for the twelve months ended December 31, 2024, and 2023 were $299,183 and $295,223, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2024
Assets
Operating lease asset	$126,877
Total lease asset	$126,877

Liabilities
Current liabilities:
Operating lease liability	$142,573

Long-term liabilities:
Operating lease liability, net of current portion	$—
Total lease liability	$142,573

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2024, for the following five fiscal years and thereafter as follows:

Year ending	Operating
December 31,	Leases
2025	150,679
2026	—
Total minimum lease payments	150,679
Less effects of discounting	(8,106)
Present value of future minimum lease payments	$142,573

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for twelve months ending December 31, 2024:

Twelve Months Ended
December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$221,069

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

On December 11, 2024 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Ninth Amendment to Credit Agreement (the “Ninth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to March 31, 2025. The principal remains unchanged, and interest continues to accrue in 2024, just as it did in 2023.

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

During the year ended December 31, 2024, the Company entered into the Ninth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

NOTE 14 – AGREEMENT WITH HEALTHCOR

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

On May 24, 2023, HealthCor noteholders owning an aggregate of $18,000,000 Replacement Notes, presented Conversion Notices, pursuant to the terms of the Replacement Note, for the conversion of the Replacement Notes into 180,000,000 shares of the Company’s common stock at a conversion price of $0.10 per share. As of December 31, 2023, all notes held by HealthCor have been fully converted to common stock.

NOTE 15 – SEGMENT REPORTING

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in which the Company operates as one reportable segment in the United States, focusing on medical facility virtual patient safety technology. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the years ended December 31, 2024, and 2023, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Company’s Consolidated Statements of Operations. The CODM regularly reviews reported consolidated revenues, significant expenses, and consolidated net loss, in addition to forecasted revenues, significant expenses and net income (loss) amounts for future periods. The CODM considers these measures, as well as other factors, such as an assessment of a new product’s future market potential, when determining how to allocate company-wide resources. The CODM does not review assets at a different level or category than those disclosed in the Consolidated Balance Sheets.

Significant expenses are amounts that are regularly provided to the CODM and included in consolidated net income (loss), the Company’s primary measure of its single segment’s profit or loss.

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Year To Date	Year To Date
	12/31/2024	12/31/2023
Revenues:	$8,251,215	$9,684,618
Operating expenses:
Salary and wages	4,606,806	4,165,092
Installation expenses	363,533	217,015
Professional fees	379,102	343,525
Equipment costs	107,884	407,309
Rent	299,183	295,223
Payroll taxes	442,342	359,242
Heath insurance	294,551	303,557
Paid time off	226,032	208,798
Other segment expenses	3,108,690	4,073,159
Total operating expenses	9,828,123	10,372,920
Operating income (loss)	(1,576,908)	(688,302)
Other income and (expense)	(3,153,658)	(3,189,469)
Net income (loss) before taxes	(4,730,566)	(3,877,771)
Benefit from (provision for) income taxes	29,422	(74,518)
Net income (loss)	$(4,701,144)	$(3,952,289)

NOTE 16 – SUBSEQUENT EVENTS

On March 21, 2025 (the “Effective Date”), CareView Communications, Inc., the Borrower, PDL BioPharma, Inc.("PDL"), the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Tenth Amendment to Credit Agreement (the “Tenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2025.