Form 10-K/A
period 2024-12-31
CareView Communications Inc
filed 2025-04-15
CIK 1377149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Auditor: (Rosenberg Rich Baker Berman P.A., Somerset, NJ PCAOB ID#089)

This Annual Report on Form 10-K/A, Amendment No. 1, is being filed solely for the purpose of revising information contained in the tables and footnotes of Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 31, 2025, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock, non-qualified stock options (“Options”), and common stock purchase warrants (“Warrants”) exercisable into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and beneficially owned by the person holding the Options and Warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

		Amount and
		Nature of	Percent
		Beneficial	of
Title of Class	Name and Address of Officer and Directors	Ownership (1)	Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director) (2)	37,637,260	6.40%
Common Stock	Sandra K. McRee (Chief Operating Officer) (3)	24,052,113	3.98%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer) (4)	5,867,392	1.00%
Common Stock	L. Allen Wheeler (Chairman of the Board) (5)	31,387,485	5.35%
Common Stock	Steven B. Epstein (Director) (6)	10,817,592	1.85%
Common Stock	Dr. James R. Higgins (Director) (7)	32,602,504	5.56%
Common Stock	Jeffrey C. Lightcap (Director) (8)	187,311,331	32.08%
Common Stock	David R. White (Director) (9)	2,527,592	0.43%
Common Stock	All Officers & Directors as a Group (8 persons) (10)	332,203,269	53.53%

(1)
Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 583,880,748 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)
This amount includes (i) 18,208,977 shares directly owned by Johnson, (ii) 3,866,667 shares due to Johnson upon exercise of vested Options, and (iii) 15,561,616 shares beneficially owned by SJ Capital, LLC, a company controlled by Johnson. The percentage of class for Johnson is based on 587,747,415 shares which would be outstanding if all Johnson’s vested Options were exercised.

(3)
This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 20,302,113 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 604,182,861 shares which would be outstanding if all McRee’s vested Options were exercised.

(4)
This amount includes (i) 2,237,500 shares directly owned by Thompson, (ii) 1,372,300 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 2,257,592 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 586,138,340 shares which would be outstanding if all Thompson’s vested Options were exercised.

(5)
This amount includes (i) 11,424,428 shares directly owned by Wheeler, (ii) 2,257,592 shares due to Wheeler upon exercise of Options, (iii) 1,340,000 shares owned by Wheeler’s wife, and (iv) 16,365,465 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 586,138,340 shares which would be outstanding if all Wheeler’s vested Options were exercised.

(6)
This amount includes (i) 4,280,000 shares directly owned by Epstein, (ii) 2,257,592 shares due to Epstein upon exercise of vested Options, (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Epstein disclaims 890,000 shares, and (iv) 2,500,000 shares held by Steven and Deborah L. Epstein. The percentage of class for Epstein is based on 586,138,340 shares which would be outstanding if all Epstein’s vested Options were exercised.

(7)
This amount includes (i) 22,462,890 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in trust by Higgins’ wife, (iv) 2,257,592 shares due to Higgins upon exercise of vested Options, and (v) 1,250,000 shares due to Higgins upon exercise of Warrants. The percentage of class for Higgins is based on 587,388,340 shares which would be outstanding if all Higgins’ vested Options and Warrants were exercised.

(8)
This amount includes (i) 7,000,000 shares owned directly by Lightcap, (ii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap, (iii) 173,030,000 shares owned by HealthCor Partners Fund LP, an entity controlled by Lightcap, and (iv) 281,331 shares owned by HealthCor Hybrid Offshore Master Fund LP, an entity controlled by Lightcap. The percentage of class for Lightcap is based on 583,880,748 shares.

(9)
This amount includes (i) 270,000 shares directly owned by White (ii) 2,257,592 shares due to White upon exercise of vested Options. The percentage of class for White is based on 586,138,340 shares which would be outstanding if all White’s vested Options were exercised.

(10)
This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options and Warrants. The percentage of class for all officers and directors is based on 620,587,488 shares which would be outstanding if all Options and Warrants were exercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 14, 2025

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson Chief Executive Officer Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson Principal Financial Officer Chief Accounting Officer