Form 10-Q
period 2025-03-31
CareView Communications Inc
filed 2025-05-15
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act:

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 15, 2025 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current Assets:
Cash	$1,026,065	$759,266
Accounts receivable	1,443,732	1,000,706
Inventory	383,397	418,131
Other current assets	215,266	484,256
Total current assets	3,068,460	2,662,359

Property and equipment, net	147,953	176,103

Other Assets:
Intangible assets, net	386,839	397,380
Operating lease right-of-use asset	80,904	126,876
Other assets, net	229,477	258,869
Total other assets	697,220	783,125
Total assets	$3,913,633	$3,621,587

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$375,046	470,162
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,804,277	2,413,771
Operating lease liability	91,135	142,573
Accrued interest payable	20,489,764	19,687,639
Other current liabilities	280,665	387,081
Total current liabilities	44,740,887	43,801,226

Long-term Liabilities:
Deferred revenue	354,197	254,628
Other liabilities	18,884	-
Total long-term liabilities	373,081	254,628
Total liabilities	45,113,968	44,055,854

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	171,722,682	171,567,950
Accumulated deficit	(213,506,898)	(212,586,098)
Total stockholders' deficit	(41,200,335)	(40,434,267)
Total liabilities and stockholders' deficit	$3,913,633	$3,621,587

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three months ended March 31, 2025 and 2024
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Subscription-based revenue	$991,792	$1,021,599
Sales-based equipment package revenue	120,759	568,394
Sales-based software bundle revenue	1,126,796	613,245
Total revenues	2,239,347	2,203,238

Operating expenses:
Cost of equipment	40,151	49,183
Network operations	842,526	843,300
General and administration	683,188	617,785
Sales and marketing	175,147	327,684
Research and development	580,385	527,475
Depreciation and amortization	52,660	71,198
Total operating expense	2,374,057	2,436,625

Operating income (loss)	(134,710)	(233,387)

Other income and (expense)
Interest expense	(802,125)	(802,125)
Interest income	16,035	13,286
Total other expense	(786,090)	(788,839)

Loss before taxes	(920,800)	(1,022,226)

Provision for income taxes	-	-

Net loss	$(920,800)	$(1,022,226)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three months ended March 31, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)
Stock based compensation	-	-	53,271	-	53,271
Net loss	-	-	-	(1,022,226)	(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881	$171,091,620	$(208,907,180)	$(37,231,679)

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(920,800)	$(1,022,226)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	29,234	60,327
Amortization of intangible assets	10,540	5,503
Amortization of deferred installation costs	12,887	5,368
Non-cash lease expense	45,973	39,034
Stock based compensation	154,732	53,271
Changes in operating assets and liabilities:
Accounts receivable	(443,026)	(46,762)
Inventory	34,734	(43,462)
Other current assets	268,990	87,938
Accounts payable	(95,116)	57,554
Accrued interest	802,125	802,125
Other current liabilities	(83,275)	(235,411)
Deferred revenue	490,075	405,428
Deferred sales commissions	30,973	3,691
Operating lease liability	(51,438)	(42,866)
Net cash flows provided by operating activities	286,608	129,512

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,082)	(9,219)
Patent, trademark, and other intangible asset costs	(18,727)	(13,062)
Net cash flows used in investing activities	(19,809)	(22,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	-	(3,522)
Net cash flows used in financing activities	-	(3,522)

Increase in cash	266,799	103,709
Cash, beginning of period	759,266	1,145,871
Cash, end of period	$1,026,065	$1,249,580

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025.

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended
	March 31,
	2025	2024
Sales-based revenue
Equipment package, net (point in time)	$120,759	$568,394
Software bundle (over time)	1,126,796	613,245
Total sales-based revenue	1,247,555	1,181,639

Subscription-based revenue	991,792	1,021,599
Net revenue	$2,239,347	$2,203,238

Contract Liabilities

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

During the three months ended March 31, 2025 and 2024, a total of $1,149,315 and $613,245, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Balance, beginning of period	$2,668,399	$1,922,925
Additions	1,639,390	1,014,578
Transfer to revenue	(1,149,315)	(613,245)
Balance, end of period	$3,158,474	$2,324,258

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $3,158,474 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2025	$2,296,235
2026	862,239
$3,158,474

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

The table below details the activity in these deferred installation costs during the periods ended March 31, 2025 and 2024, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended
	March 31,
	2025	2024
Balance, beginning of period	$87,888	$48,309
Additions	18,727	—
Transfer to expense	(12,887)	(5,368)
Balance, end of period	$93,728	$42,941

Significant Judgements When Applying Topic 606

Contracts with our customers are typically structured similarly and include various combinations of our products, software solutions, and related services. Determining whether the various contract promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The contract transaction price is allocated to distinct performance obligations using the estimated standalone selling price. We determine the standalone selling price through maximizing observable inputs such as standalone sales, competitor standalone sales, or substantive renewal prices charged to customers when they exist. In instances where the standalone selling price is not observable, we utilize an estimate of standalone selling price. Such estimates are derived from various methods that include cost plus margin, and historical pricing practices. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 5 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 71,751,280 and 73,616,280 on March 31, 2025 and 2024, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 71,751,280 potential common shares consist of 66,056,835 stock options and 5,694,445 warrants.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its unaudited Condensed Consolidated Financial Statements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements is currently being evaluated.

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The Company is in the process of evaluating the potential impact of this standard on its unaudited Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets,” which updates and expands disclosure requirements related to crypto assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s unaudited Condensed Consolidated Financial Statements, as the Company does not hold any crypto assets.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments are effective for all entities for annual periods beginning after December 15, 2025, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s unaudited Condensed Consolidated Financial Statements, as the conversion terms of the Company’s convertible debt were not modified to induce conversion.

There was no impact on our unaudited Condensed Consolidated Financial Statements from recently adopted accounting standards.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the three months ended March 31, 2025, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, the Company had a working capital deficit of $41,672,427. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2024	5,694,445	0.011 -0.0303	$0.024	1.6
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at March 31, 2025	5,694,445	0.011 -0.0303	$0.024	1.2

Options to Purchase Common Stock of the Company

During the three months ended March 31, 2025, no options to purchase our Common Stock were granted.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2024	67,556,835	$0.07	6.5	$104,475
Granted	—	—	—	—
Forfeited/Expired	(1,500,000)	0.52	—	—
Exercised	—	—	—	—
Balance at March 31, 2025	66,056,835	$0.07	6.2	$—
Vested and Exercisable at March 31, 2025	45,402,430	$0.06	5.2	$—

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2025 and 2024 were $154,732 and $53,271, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2025, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,179,978, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2025	2024
Prepaid insurance	$96,095	$168,449
Other prepaid expenses	119,171	192,255
Sales tax overpayment	—	123,552
TOTAL OTHER CURRENT ASSETS	$215,266	$484,256

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31,	December 31,
	2025	2024
Mobile cart units	$24,061	$25,476
Portable units	69,263	68,494
Equipment components	290,073	324,161
TOTAL INVENTORY	$383,397	$418,131

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Network equipment	$8,460,494	$8,460,494
Office equipment	267,520	266,437
Vehicles	133,616	133,616
Test equipment	230,365	230,365
Furniture	92,097	92,097
Warehouse equipment	18,788	18,788
Leasehold improvements	5,121	5,121
	9,208,001	9,206,918
Less: accumulated depreciation	(9,060,048)	(9,030,815)
TOTAL PROPERTY AND EQUIPMENT, NET	$147,953	$176,103

Depreciation expense for the three months ended March 31, 2025 and 2024 was $29,234 and $60,327, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	March 31, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$519,399	$376,390
Other intangible assets	33,298	22,849	10,449
TOTAL INTANGIBLE ASSETS	$929,087	$542,248	$386,839

	December 31, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$510,523	$385,266
Other intangible assets	33,298	21,184	12,114
TOTAL INTANGIBLE ASSETS	$929,087	$531,707	$397,380

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,480,903	$1,387,176	$93,727
Deferred clinical training costs	1,920	658	1,262
Deferred sales commissions	177,734	116,693	61,041
Prepaid license fee	249,999	222,676	27,323
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$1,956,680	$1,727,203	$229,477

	December 31, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,462,176	$1,374,288	$87,888
Deferred clinical training costs	1,920	498	1,422
Deferred sales commissions	606,780	514,766	92,014
Prepaid license fee	249,999	218,578	31,421
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,366,999	$2,108,130	$258,869

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Allowance for system removal	$54,802	$54,802
Accrued paid time off	77,246	108,362
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	99,089	174,389
TOTAL OTHER CURRENT LIABILITIES	$280,665	$387,081

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On March 21, 2025 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Tenth Amendment to Credit Agreement (the “Tenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2025. The principal remains unchanged, and interest continues to accrue in 2025, just as it did in 2024.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of March 31, 2025, the Amended PDL Warrant has not been exercised.

During the year ended December 31, 2024, the Company entered into the Ninth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

On March 21, 2025, the Company entered into the Tenth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 5 months (Lease through  August 31, 2025).

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through  August 31, 2025. We are currently finalizing a five-year lease renewal agreement.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expense for the three months ended March 31, 2025 and 2024 was $69,306 and $77,573, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of March 31, 2025, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
March 31, 2025	Leases
Remaining 2025	94,595
2026	—
Total minimum lease payments	$94,595
Less effects of discounting	(3,460)
Present value of future minimum lease payments	$91,135

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three months ended March 31, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Company’s Condensed Consolidated Statements of Operations. The CODM regularly reviews reported consolidated revenues, significant expenses, and consolidated net loss. The CODM considers these measures, as well as other factors, such as an assessment of a new product’s future market potential, when determining how to allocate company-wide resources. The CODM does not review assets at a different level or category than those disclosed in the Condensed Consolidated Balance Sheets.

Significant expenses are amounts that are regularly provided to the CODM and included in consolidated net income (loss), the Company’s primary measure of its single segment’s profit or loss.

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended March 31,
	2025	2024
Revenues:	$2,239,347	$2,203,238
Operating expenses:
Salary and wages	1,042,283	1,074,655
Installation expenses	79,874	86,759
Professional fees	152,162	118,018
Equipment costs	40,151	49,183
Rent	69,306	77,573
Health insurance	75,463	98,745
Paid time off	84,568	68,399
Other segment expenses	830,250	863,293
Total operating expenses	2,374,057	2,436,625
Operating income (loss)	(134,710)	(233,387)
Other income and (expense)	(786,090)	(788,839)
Net Income (loss)	$(920,800)	$(1,022,226)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. The reported results will not necessarily reflect future results of operations or financial condition.

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

CareView Connect leverages both passive and active sensors to track the activities of daily life. CareView Connect provides peace of mind by using data from the resident’s activity, existing conditions, and environment to notify a caregiver of potential emergencies and identify the need for dignified support. CareView Connect consists of a small emergency assist button, two motion sensors, one sleep sensor, and one event sensor. Resident activity levels, medication administration, sleep patterns, and requests for assistance can all be monitored depending on which options are selected

The skilled nursing home market consists of approximately 2,000,000 beds, which is double the size of the current hospital/healthcare facility bed market. The assisted living center market is even larger at approximately 3,000,000 beds. Our products flow naturally into the nursing home space as it is substantially the same setting as hospital rooms.

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

Summary of Product and Service Usage

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the three months ended March 31, 2025, and 2024, the Company executed sales-based contracts in approximate aggregated amounts of $965,000 and $1,068,000, respectively.

Results of Operations

Three months ended March 31, 2025, compared to three months ended March 31, 2024

	Three months ended
	March 31,
	2025	2024	Change
	(000 ’s)
Revenue	$2,239	$2,203	$36
Operating expenses	2,374	2,436	(62)
Operating loss	(135)	(233)	98
Other, net	(786)	(789)	3
Net loss	$(921)	$(1,022)	$101

Revenue

Revenue increased approximately $36,000 for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was driven by revenues from recurring annual software recognized over time.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	March 31,
	2025	2024
Human resource costs, including benefits and non-cash compensation	62%	63%
Professional and consulting costs	7%	6%
Depreciation and amortization	2%	3%
Other product deployment costs, excluding human resources and travel and entertainment costs	10%	9%
Travel and entertainment expense	1%	1%
Other expenses	18%	18%

Operating expenses decreased by a net 2.6% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$33
Depreciation and amortization	(29)
Other product deployment costs, excluding human resources and travel and entertainment expense	(163)
Professional and consulting costs	34
Travel and entertainment expense	2
Other expenses	61
$(62)

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $33,000 due to stock compensation expense during the three months ended March 31, 2025 as compared to the three months ended March, 31 2024. Product deployment costs decreased approximately $163,000 due to decrease in property taxes, clinical and training, other state taxes and sales commissions. Professional and consulting costs increased approximately $34,000 due to use of independent contractors. Travel and entertainment costs increased approximately $2,000 due to airfare prices. For the comparable periods, other expenses increased approximately $61,000, primarily as a result of attorney fees including King & Spalding, LLP.

Other, net

Other non-operating income and expense decreased by approximately $3,000, or 0.3%, for the three months ended March 31, 2025 in comparison to the same period in 2024.

Net Loss

As a result of the factors above, our first quarter 2025 net loss of approximately $921,000, decreased approximately $101,000, or 9.9%, as compared to approximately $1,022,000 net loss for the first quarter of 2024.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2025, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 14, 2026.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2025, the Company had an accumulated deficit of $213,506,898, net loss from operations of $134,710, net cash provided by operating activities of $286,608, and an ending cash balance of $1,026,065.

As of March 31, 2025, the Company had a working capital deficit of $41,672,427 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through May 14, 2026.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 31, 2025 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2025.

Recently Issued and Newly Adopted Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its unaudited Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements is currently being evaluated.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The Company is in the process of evaluating the potential impact of this standard on its unaudited Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets,” which updates and expands disclosure requirements related to crypto assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s unaudited Condensed Consolidated Financial Statements, as the Company does not hold any crypto assets.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments are effective for all entities for annual periods beginning after December 15, 2025, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s unaudited Condensed Consolidated Financial Statements, as the conversion terms of the Company’s convertible debt were not modified to induce conversion.

There was no impact on our unaudited Condensed Consolidated Financial Statements from recently adopted accounting standards.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the continuing existence of a material weakness in internal control over the financial reporting of technical accounting (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2025 due to the existence of the material weakness in technical accounting.

Based on additional procedures and post-closing review, Management concluded that the condensed consolidated financial statements including this report present fairly, in all material respects, results of operations, and cash flows for the periods presented, in conformity with accounting principles accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	May 15, 2025	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	May 15, 2025	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	May 15, 2025	Certifications under Section 906*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2025

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer