Form 10-Q
period 2025-06-30
CareView Communications Inc
filed 2025-08-13
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 13, 2025 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current Assets:
Cash	$1,762,610	$759,266
Accounts receivable	1,515,316	1,000,706
Inventory	364,376	418,131
Other current assets	347,290	484,256
Total current assets	3,989,592	2,662,359

Property and equipment, net	126,616	176,103

Other Assets:
Intangible assets, net	377,364	397,380
Operating lease right-of-use asset	803,896	126,876
Other assets, net	225,797	258,869
Total other assets	1,407,057	783,125
Total assets	$5,523,265	$3,621,587

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$326,580	470,162
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	3,317,022	2,413,771
Operating lease liability	29,739	142,573
Accrued interest payable	21,291,889	19,687,639
Other current liabilities	491,012	387,081
Total current liabilities	46,156,242	43,801,226

Long-term Liabilities:
Operating lease liability, non-current	778,924	-
Deferred revenue	207,407	254,628
Other liabilities	13,735	-
Total long-term liabilities	1,000,066	254,628
Total liabilities	47,156,308	44,055,854

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	171,878,684	171,567,950
Accumulated deficit	(214,095,608)	(212,586,098)
Total stockholders' deficit	(41,633,043)	(40,434,267)
Total liabilities and stockholders' deficit	$5,523,265	$3,621,587

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and six months ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Subscription-based revenue	$972,391	$1,008,345	$1,964,183	$2,019,145
Sales-based equipment package revenue	367,533	246,620	488,292	816,815
Sales-based software bundle revenue	1,039,122	718,674	2,165,918	1,340,918
Total revenues	2,379,046	1,973,639	4,618,393	4,176,878

Operating expenses:
Cost of equipment	38,250	42,460	78,401	91,644
Network operations	748,352	640,685	1,590,878	1,483,986
General and administration	627,785	789,509	1,310,973	1,407,293
Sales and marketing	176,395	236,533	351,542	564,217
Research and development	547,061	515,234	1,127,446	1,042,709
Depreciation and amortization	42,432	68,271	95,092	139,468
Total operating expense	2,180,275	2,292,692	4,554,332	4,729,317

Operating income (loss)	198,771	(319,053)	64,061	(552,439)

Other income and (expense)
Interest expense	(802,125)	(802,125)	(1,604,250)	(1,604,250)
Interest income	14,644	13,907	30,679	27,192
Total other expense	(787,481)	(788,218)	(1,573,571)	(1,577,058)

Loss before taxes	(588,710)	(1,107,271)	(1,509,510)	(2,129,497)

Provision for income taxes	-	-	-	-

Net loss	$(588,710)	$(1,107,271)	$(1,509,510)	$(2,129,497)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748	583,880,748	583,880,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and six months ended June 30, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)
Stock based compensation	-	-	53,271	-	53,271
Net loss	-	-	-	(1,022,226)	(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881	$171,091,620	$(208,907,180)	$(37,231,679)
Stock based compensation	-	-	158,424	-	158,424
Net loss	-	-	-	(1,107,271)	(1,107,271)

Balance, June 30, 2024	583,880,748	$583,881	$171,250,044	$(210,014,451)	$(38,180,526)

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)
Stock based compensation	-	-	156,002	-	156,002
Net loss	-	-	-	(588,710)	(588,710)

Balance, June 30, 2025	583,880,748	$583,881	$171,878,684	$(214,095,608)	$(41,633,043)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,509,510)	$(2,129,497)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	53,874	108,710
Amortization of intangible assets	28,533	20,577
Amortization of deferred installation costs	21,203	10,182
Non-cash lease expense	135,398	79,674
Stock based compensation	310,734	211,695
Changes in operating assets and liabilities:
Accounts receivable	(514,610)	(174,913)
Inventory	53,755	(14,936)
Other current assets	136,966	(102,250)
Accounts payable	(143,583)	(161,970)
Accrued interest	1,604,250	1,604,250
Other current liabilities	117,666	67,292
Deferred revenue	856,030	1,286,061
Deferred sales commissions	54,624	31,794
Operating lease liability	(146,327)	(87,338)
Net cash flows provided by operating activities	1,059,003	749,331

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,387)	(29,878)
Patent, trademark, and other intangible asset costs	(51,272)	(120,459)
Net cash flows used in investing activities	(55,659)	(150,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	-	(5,871)
Net cash flows used in financing activities	-	(5,871)

Increase in cash	1,003,344	593,123
Cash, beginning of period	759,266	1,145,871
Cash, end of period	$1,762,610	$1,738,994

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Operating lease liability incurred for right-of-use asset	812,417	-

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales-based revenue
Equipment package, net (point in time)	$367,533	$246,620	$488,292	$816,815
Software bundle (over time)	1,033,121	720,459	2,165,918	1,340,918
Total sales-based revenue	1,400,654	967,079	2,654,210	2,157,733

Subscription-based revenue	978,392	1,006,560	1,964,183	2,019,145
Net revenue	$2,379,046	$1,973,639	$4,618,393	$4,176,878

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

During the three and six months ended June 30, 2025 and 2024, sales-based deferred contract liability recognized as revenue totaled $1,341,128 and $2,472,381 for 2025, and $877,575 and $1,322,919 for 2024, respectively. The table below details the sales-based contract liability activity during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$3,158,474	$2,324,259	$2,668,399	$1,922,925
Additions	1,707,083	1,754,108	3,328,411	2,600,786
Transfer to revenue	(1,341,128)	(877,575)	(2,472,381)	(1,322,919)
Balance, end of period	$3,524,429	$3,200,792	$3,524,429	$3,200,792

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $3,524,429 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2025 (July through December)	$1,897,930
2026	1,622,623
Thereafter	3,876
$3,524,429

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

The table below details the activity in these deferred installation costs during the periods ended June 30, 2025 and 2024, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$93,728	$41,147	$87,888	$48,309
Additions	32,545	98,200	51,272	98,200
Transfer to expense	(8,316)	(3,019)	(21,203)	(10,181)
Balance, end of period	$117,957	$136,328	$117,957	$136,328

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 2 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 67,206,835 and 73,621,280 on June 30, 2025 and 2024, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 67,206,835 potential common shares consist of 65,956,835 stock options and 1,250,000 warrants.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

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

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The standard, which is effective for our 2025 annual period, has been adopted.

There was no impact on our unaudited Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The effective date for these amendments, as clarified by ASU 2025-01, are for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect any impact on the unaudited Condensed Consolidated Financial Statements upon adoption, considering its current debt instruments.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. At the six months ended June 30, 2025, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both sales-based and subscription-based models, which assume dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, the Company had a working capital deficit of $42,166,650. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants. The Black-Scholes Model requires the use of a number of assumptions including expected volatility of the stock price, risk-free interest rate, and expected term. The expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rate was based on U.S. Treasury yields commensurate with the expected term of the warrants. The expected term of the warrants was based on the contractual term and management’s expectations of exercise behavior.

A summary of our Warrants activity and related information follows:

				Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2024	5,694,445	0.011 -0.0303	$0.024	1.6
Granted	—	—	—	—
Expired	(4,444,445)	0.027	0.027	—
Canceled	—	—	—	—
Balance at June 30, 2025	1,250,000	0.011 -0.0303	$0.014	4.5

Options to Purchase Common Stock of the Company

During the six months ended June 30, 2025, 35,000 options to purchase our Common Stock were granted.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2024	67,556,835	$0.07	6.5	$104,475
Granted	35,000	0.02	9.8	—
Forfeited/Expired	(1,635,000)	0.11	—	—
Exercised	—	—	—	—
Balance at June 30, 2025	65,956,835	$0.07	6.0	$—
Vested and Exercisable at June 30, 2025	45,426,596	$0.06	5.0	$—

During the three and six months ended June 30, 2025 and 2024, share-based compensation expense for options were $156,002 and $310,734 for 2025, and $158,424 and $211,695 for 2024, respectively. This stock compensation expense is allocated to Network operations, General and administration, Sales and marketing, and Research and development within the accompanying Condensed Consolidated Statements of Operations. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2025, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,022,373, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2025	2024
Prepaid insurance	$254,487	$168,449
Other prepaid expenses	92,803	192,255
Sales tax overpayment	—	123,552
TOTAL OTHER CURRENT ASSETS	$347,290	$484,256

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30,	December 31,
	2025	2024
Mobile cart units	$15,569	$25,476
Portable units	169,566	68,494
Equipment components	179,241	324,161
TOTAL INVENTORY	$364,376	$418,131

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Network equipment	$8,460,494	$8,460,494
Office equipment	164,830	266,437
Vehicles	133,616	133,616
Test equipment	136,100	230,365
Furniture	92,097	92,097
Warehouse equipment	17,409	18,788
Leasehold improvements	5,121	5,121
	9,009,667	9,206,918
Less: accumulated depreciation	(8,883,051)	(9,030,815)
TOTAL PROPERTY AND EQUIPMENT, NET	$126,616	$176,103

We no longer have computer systems of approximately $101,000 and approximately $94,000 of office and test equipment, respectively. Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $24,642 and $53,874 for 2025, and $48,383 and $108,710 for 2024, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	June 30, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$528,221	$367,568
Other intangible assets	33,298	23,502	9,796
TOTAL INTANGIBLE ASSETS	$929,087	$551,723	$377,364

	December 31, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$510,523	$385,266
Other intangible assets	33,298	21,184	12,114
TOTAL INTANGIBLE ASSETS	$929,087	$531,707	$397,380

Amortization expense for the three and six months ended June 30, 2025 and 2024 was $9,475 and $28,533 for 2025, and $15,074 and $20,577 for 2024, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	June 30, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$181,715	$63,757	$117,958
Deferred clinical training costs	1,920	818	1,102
Deferred sales commissions	214,635	177,245	37,390
Prepaid license fee	249,999	226,775	23,224
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$694,393	$468,596	$225,797

	December 31, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$1,462,176	$1,374,288	$87,888
Deferred clinical training costs	1,920	498	1,422
Deferred sales commissions	606,780	514,766	92,014
Prepaid license fee	249,999	218,578	31,421
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$2,366,999	$2,108,130	$258,869

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Allowance for system removal	$54,802	$54,802
Accrued paid time off	103,790	108,362
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	282,892	174,389
TOTAL OTHER CURRENT LIABILITIES	$491,012	$387,081

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On June 30, 2025 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into an Eleventh Amendment to Credit Agreement (the “Eleventh Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to September 30, 2025.  The note payable balance of $20,700,000 as of June 30, 2025 remains unchanged from prior periods. The related interest continues to accrue on a straight-line monthly basis.

Accounting Treatment

In connection with the PDL Credit Agreement, as amended, we issued the PDL Warrant to the Lender. As of June 30, 2025, the PDL Warrant expired on June 23rd, 2025.

During the year ended December 31, 2024, the Company entered into the Ninth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

On June 30, 2025, the Company entered into the Eleventh Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 2 months (Lease through  August 31, 2025).

On March 4, 2020, we entered into the Fourth Amendment to Commercial Lease Agreement (the “Lease Extension”), wherein we extended the Lease through  August 31, 2025.

On May 8, 2025 we have entered into the Fifth Amendment to Commercial Lease Agreement, extending the term of the Lease until December 31, 2030 ("New Expiration Date"). We have concluded the Fifth Amendment to Commercial Lease Agreement qualifies as a lease modification (renewal) under ASC 842. As a result of the modification, The Company has remeasured the lease liability and right-of-use (ROU) asset as of the effective date of the amendment.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease, which continues as an operating lease. Rent expense for the six months ended June 30, 2025 and 2024 was $144,140 and $151,900, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of June 30, 2025, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
June 30, 2025	Leases
Remaining 2025	38,511
2026	215,930
2027	224,567
2028	233,550
2029	242,892
Thereafter	252,608
Total minimum lease payments	$1,208,058
Less effects of discounting	(399,395)
Present value of future minimum lease payments	$808,663

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three and six months ended June 30, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:	$2,379,046	$1,973,639	$4,618,393	$4,176,878
Operating expenses:
Salary and wages	1,008,977	978,118	2,051,261	2,052,773
Installation expenses	74,939	96,179	154,813	182,938
Professional fees	110,452	104,389	262,614	222,407
Equipment costs	38,250	42,460	78,401	91,644
Rent	74,834	74,327	144,140	151,900
Health insurance	80,437	51,601	138,383	164,042
Paid time off	45,574	38,343	130,142	106,742
Other segment expenses	746,812	907,275	1,594,578	1,756,871
Total operating expenses	2,180,275	2,292,692	4,554,332	4,729,317
Operating income (loss)	198,771	(319,053)	64,061	(552,439)
Other income and (expense)	(787,481)	(788,218)	(1,573,571)	(1,577,058)
Net Income (loss)	$(588,710)	$(1,107,271)	$(1,509,510)	$(2,129,497)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2025.

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

Summary of Product and Service Usage

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2024, and 2023, the Company executed sales-based contracts in approximate aggregated amounts of $761,000 and $8,223,000, respectively.

Results of Operations

Three months ended June 30, 2025, compared to three months ended June 30, 2024

	Three months ended
	June 30,
	2025	2024	Change
	(000 ’s)
Revenue	$2,379	$1,974	$405
Operating expenses	$2,180	2,293	(113)
Operating loss	199	(319)	518
Other, net	(787)	(788)	1
Net loss	$(588)	$(1,107)	$519

Revenue

Revenue increased approximately $405,000 for the three months ended June 30, 2025, as compared to the same period in 2024. The increase was driven by revenues from recurring annual software recognized over time.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	June 30,
	2025	2024
Human resource costs, including benefits and non-cash compensation	66%	64%
Professional and consulting costs	7%	7%
Depreciation and amortization	1%	3%
Other product deployment costs, excluding human resources and travel and entertainment costs	8%	9%
Travel and entertainment expense	1%	1%
Other expenses	17%	16%

Operating expenses decreased by a net 4.9% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(33)
Depreciation and amortization	(29)
Other product deployment costs, excluding human resources and travel and entertainment expense	(33)
Professional and consulting costs	(7)
Travel and entertainment expense	(3)
Other expenses	(8)
$(113)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $33,000 due to lower payroll taxes and sales commissions ended March 31, 2025 as compared to the three months ended March, 31 2024. Product deployment costs decreased approximately $33,000 due to a decrease in installation and training expenses. Professional and consulting costs decreased approximately $7,000 due to use of independent contractors. Travel and entertainment costs decreased approximately $3,000 due to less airfare. For the comparable periods, other expenses decreased approximately $8,000, primarily as a result of negotiating interest waiver and cellular charges.

Other, net

Other non-operating income and expense decreased by approximately $1,000, or 0.1%, for the three months ended June 30, 2025 in comparison to the same period in 2024.

Net Loss

As a result of the factors above, our second quarter 2025 net loss of approximately $588,000, decreased approximately $518,000, or 47%, as compared to approximately $1,106,000 net loss for the second quarter of 2024.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

	Six months ended
	June 30,
	2025	2024	Change
	(000 ’s)
Revenue	$4,618	$4,177	$441
Operating expenses	4,554	4,729	(175)
Operating loss	64	(552)	616
Other, net	(1,573)	(1,577)	4
Net loss	$(1,509)	$(2,129)	$620

Revenue

Revenue increased approximately $441,000 for the six months ended June 30, 2025, as compared to the same period in 2024. The increase was driven by revenues from recurring annual software recognized over time.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six months ended
	June 30,
	2025	2024
Human resource costs, including benefits and non-cash compensation	65%	63%
Professional and consulting costs	8%	7%
Depreciation and amortization	1%	2%
Other product deployment costs, excluding human resources and travel and entertainment costs	8%	9%
Travel and entertainment expense	1%	1%
Other expenses	17%	18%

Net Loss

As a result of the factors above, our second quarter 2025 net loss of approximately $1,509,000 decreased approximately $620,000, or 29%, as compared to approximately $2,129,000 net loss for the second quarter of 2024.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2025, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 13, 2026.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2025, the Company had an accumulated deficit of $214,095,608, net income from operations of $64,061, net cash provided by operating activities of $1,059,003, and an ending cash balance of $1,762,610.

As of June 30, 2025, the Company had a working capital deficit of $42,166,650 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses, cash outflows, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through August 13, 2026.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 31, 2025 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and six months ended June 30, 2025.

Recently Adopted Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The standard, which is effective for our 2025 annual period, has been adopted.

There was no impact on our unaudited Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update will enhance disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The effective date for these amendments, as clarified by ASU 2025-01, are for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect any impact on the unaudited Condensed Consolidated Financial Statements upon adoption, considering its current debt instruments.

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

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2025 due to the existence of the material weakness in technical accounting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	August 13, 2025	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 13, 2025	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	August 13, 2025	Certifications under Section 906*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2025

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer