Form 10-Q
period 2025-09-30
CareView Communications Inc
filed 2025-11-13
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 12, 2025 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current Assets:
Cash	$1,731,276	$759,266
Accounts receivable	1,048,596	1,000,706
Inventory	425,615	418,131
Other current assets	314,672	484,256
Total current assets	3,520,159	2,662,359

Property and equipment, net	113,519	176,103

Other Assets:
Intangible assets, net	366,435	397,380
Operating lease right-of-use asset	778,221	126,876
Other assets, net	199,237	258,869
Total other assets	1,343,893	783,125
Total assets	$4,977,571	$3,621,587

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$254,099	470,162
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,778,973	2,413,771
Operating lease liability	46,466	142,573
Accrued interest payable	22,094,014	19,687,639
Other current liabilities	436,260	387,081
Total current liabilities	46,309,812	43,801,226

Long-term Liabilities:
Operating lease liability, non-current	747,432	-
Deferred revenue	303,432	254,628
Other liabilities	8,585	-
Total long-term liabilities	1,059,449	254,628
Total liabilities	47,369,261	44,055,854

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	172,034,251	171,567,950
Accumulated deficit	(215,009,822)	(212,586,098)
Total stockholders' deficit	(42,391,690)	(40,434,267)
Total liabilities and stockholders' deficit	$4,977,571	$3,621,587

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Subscription-based revenue	$993,107	$997,771	$2,957,290	$3,016,915
Sales-based equipment package revenue	114,136	120	784,256	816,935
Sales-based software bundle revenue	957,292	934,491	2,941,382	2,275,409
Total revenues	2,064,535	1,932,382	6,682,928	6,109,259

Operating expenses:
Cost of equipment	24,309	-	102,709	91,644
Network operations	662,884	905,385	2,253,763	2,389,370
General and administration	501,881	758,615	1,812,852	2,165,908
Sales and marketing	362,742	292,215	714,286	856,432
Research and development	610,113	593,686	1,737,558	1,636,396
Depreciation and amortization	35,073	66,957	130,166	206,424
Total operating expense	2,197,002	2,616,858	6,751,334	7,346,174

Operating loss	(132,467)	(684,476)	(68,406)	(1,236,915)

Other income and (expense)
Interest expense	(802,125)	(802,125)	(2,406,375)	(2,406,375)
Interest income	20,378	15,946	51,057	43,138
Total other expense	(781,747)	(786,179)	(2,355,318)	(2,363,237)

Loss before taxes	(914,214)	(1,470,655)	(2,423,724)	(3,600,152)

Provision for income taxes	-	-	-	-

Net loss	$(914,214)	$(1,470,655)	$(2,423,724)	$(3,600,152)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748	583,880,748	583,880,748

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and nine months ended September 30, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)
Stock based compensation	-	-	53,271	-	53,271
Net loss	-	-	-	(1,022,226)	(1,022,226)

Balance, March 31, 2024	583,880,748	$583,881	$171,091,620	$(208,907,180)	$(37,231,679)
Stock based compensation	-	-	158,424	-	158,424
Net loss	-	-	-	(1,107,271)	(1,107,271)

Balance, June 30, 2024	583,880,748	$583,881	$171,250,044	$(210,014,451)	$(38,180,526)
Stock based compensation	-	-	158,746	-	158,746
Net loss	-	-	-	(1,470,655)	(1,470,655)

Balance, September 30, 2024	583,880,748	$583,881	$171,408,790	$(211,485,106)	$(39,492,435)

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)
Stock based compensation	-	-	156,002	-	156,002
Net loss	-	-	-	(588,710)	(588,710)

Balance, June 30, 2025	583,880,748	$583,881	$171,878,684	$(214,095,608)	$(41,633,043)
Stock based compensation	-	-	155,567	-	155,567
Net loss	-	-	-	(914,214)	(914,214)

Balance, September 30, 2025	583,880,748	$583,881	$172,034,251	$(215,009,822)	$(42,391,690)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,423,724)	$(3,600,152)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	68,450	163,247
Amortization of intangible assets	30,945	27,052
Amortization of deferred installation costs	28,366	4,634
Non-cash lease expense	158,763	121,998
Stock based compensation	466,301	370,441
Changes in operating assets and liabilities:
Accounts receivable	(47,890)	170,951
Inventory	(7,484)	(22,879)
Other current assets	169,584	(33,083)
Accounts payable	(216,063)	(170,852)
Accrued interest	2,406,375	2,406,375
Other current liabilities	49,179	(8,968)
Deferred revenue	414,007	1,053,823
Deferred sales commissions	72,306	45,508
Operating lease liability	(135,846)	(135,129)
Net cash flows provided by operating activities	1,033,269	392,966

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,865)	(36,594)
Patent, trademark, and other intangible asset costs	(56,394)	(93,815)
Net cash flows used in investing activities	(61,259)	(130,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	-	(8,042)
Net cash flows used in financing activities	-	(8,042)

Increase in cash	972,010	254,515
Cash, beginning of period	759,266	1,145,871
Cash, end of period	$1,731,276	$1,400,386

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Operating lease liability incurred for right-of-use asset	812,417	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 1, 2025.

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales-based revenue
Equipment package, net (point in time)	$114,136	$120	$784,256	$816,935
Software bundle (over time)	957,292	934,491	2,941,382	2,275,409
Total sales-based revenue	1,071,428	934,611	3,725,638	3,092,344

Subscription-based revenue	993,107	997,771	2,957,290	3,016,915
Net revenue	$2,064,535	$1,932,382	$6,682,928	$6,109,259

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

During the three and nine months ended September 30, 2025 and 2024, sales-based deferred contract liability recognized as revenue totaled $957,292 and $2,941,382 for 2025, and $934,491 and $2,275,409 for 2024, respectively. The table below details the sales-based contract liability activity during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$3,524,429	$3,200,792	$2,668,399	$1,922,925
Additions	515,268	710,447	3,355,388	3,329,232
Transfer to revenue	(957,292)	(934,491)	(2,941,382)	(2,275,409)
Balance, end of period	$3,082,405	$2,976,748	$3,082,405	$2,976,748

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $3,082,405 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2025 (October through December)	$971,040
2026	1,921,604
Thereafter	189,761
$3,082,405

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

The table below details the activity in these deferred installation costs during the periods ended September 30, 2025 and 2024, included in other assets in the accompanying unaudited consolidated balance sheet.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$117,957	$136,328	$87,888	$48,309
Additions	5,123	62,318	56,395	64,457
Transfer to expense	(9,743)	(102,006)	(30,946)	(16,126)
Balance, end of period	$113,337	$96,640	$113,337	$96,640

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

Contracts with our customers include a limited warranty on our products covering materials, workmanship, or design for the duration of the contract. We do not offer paid additional extended or lifetime warranty packages. We determined that limited warranty in our contract is not a distinct performance obligation. We do not believe our estimates of warranty costs to be significant to our determination of revenue recognition, and therefore, did not reserve for warranty costs.

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 63 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 67,151,835 and 73,616,280 on September 30, 2025 and 2024, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. The 67,151,835 potential common shares consist of 65,901,835 stock options and 1,250,000 warrants.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. Management has assessed and concluded this amendment will not have any impact on the Company.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The update eliminates all references to "development stages", so entities are no longer required to wait for a specific application development stage before capitalizing costs. The two key criteria for when capitalization of internal-use software costs may begin are when Management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Management is currently assessing the potential effects on our financial statements and considering the possibility of early adoption.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the issuance of these financial statements (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. At the nine months ended September 30, 2025, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

The Company is subject to risks like those of healthcare technology companies whereby revenues are generated based on both sales-based and subscription-based models, which assume dependence on key individuals, uncertainty of product development, generation of revenues, positive cash flow, dependence on outside sources of capital, risks associated with research, development, and successful testing of its products, successful protection of intellectual property, ability to maintain and grow its customer base, and susceptibility to infringement on the proprietary rights of others. The Company’s net losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenue adequate to support the Company’s cost structure.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, the Company had a working capital deficit of $42,789,653. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrants. The Black-Scholes Model requires the use of a number of assumptions including expected volatility of the stock price, risk-free interest rate, and expected term. The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate was based on U.S. Treasury yields commensurate with the expected term of the warrants. The expected term of the warrants was based on the contractual term and management’s expectations of exercise behavior.

A summary of our Warrants activity and related information follows:

				Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2024	5,694,445	$0.01 - $0.03	$0.024	1.6
Granted	—	—	—	—
Expired	(4,444,445)	0.027	0.027	—
Canceled	—	—	—	—
Balance at September 30, 2025	1,250,000	$0.01 - $0.03	$0.014	4.2

Options to Purchase Common Stock of the Company

During the nine months ended September 30, 2025, 70,000 options to purchase our Common Stock were granted.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2024	67,556,835	$0.07	6.5	$104,475
Granted	70,000	0.03	9.6	—
Forfeited/Expired	(1,725,000)	0.10	—	—
Exercised	—	—	—	—
Balance at September 30, 2025	65,901,835	$0.07	5.7	$—
Vested and Exercisable at September 30, 2025	45,519,930	$0.06	4.7	$—

During the three and nine months ended September 30, 2025 and 2024, share-based compensation expense for options were $155,567 and $466,301 for 2025, and $158,746 and $370,441 for 2024, respectively. This stock compensation expense is allocated to Network operations, General and administration, Sales and marketing, and Research and development within the accompanying Condensed Consolidated Statements of Operations. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

At September 30, 2025, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $865,733, which is expected to be recognized over a weighted-average period of 1.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2025	2024
Prepaid insurance	$211,358	$168,449
Other prepaid expenses	103,314	192,255
Sales tax overpayment	—	123,552
TOTAL OTHER CURRENT ASSETS	$314,672	$484,256

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
Mobile cart units	$21,230	$25,476
Portable units	149,814	68,494
Equipment components	254,571	324,161
TOTAL INVENTORY	$425,615	$418,131

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Network equipment	$8,460,494	$8,460,494
Office equipment	166,307	266,437
Vehicles	133,616	133,616
Test equipment	136,100	230,365
Furniture	92,097	92,097
Warehouse equipment	17,409	18,788
Leasehold improvements	5,121	5,121
	9,011,144	9,206,918
Less: accumulated depreciation	(8,897,625)	(9,030,815)
TOTAL PROPERTY AND EQUIPMENT, NET	$113,519	$176,103

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was $14,575 and $68,450 for 2025, and $54,537 and $163,247 for 2024, respectively. For the nine months ended September 30, 2025, the Company disposed of office and test equipment which was fully depreciated and determined to be obsolete, with an aggregate cost of approximately $195,000.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	September 30, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$538,497	$357,292
Other intangible assets	33,298	24,155	9,143
TOTAL INTANGIBLE ASSETS	$929,087	$562,652	$366,435

	December 31, 2024
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$510,523	$385,266
Other intangible assets	33,298	21,184	12,114
TOTAL INTANGIBLE ASSETS	$929,087	$531,707	$397,380

Amortization expense for the three and nine months ended September 30, 2025 and 2024 was $14,062 and $30,945 for 2025, and $12,419 and $27,052 for 2024, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	September 30, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$186,837	$73,500	$113,337
Deferred clinical training costs	1,920	978	942
Deferred sales commissions	215,466	195,758	19,708
Prepaid license fee	249,999	230,873	19,126
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$700,346	$501,109	$199,237

	December 31, 2024
	Cost	Accumulated Amortization	Net
Deferred installation costs	$128,738	$40,850	$87,888
Deferred clinical training costs	1,920	498	1,422
Deferred sales commissions	183,007	90,993	92,014
Prepaid license fee	249,999	218,578	31,421
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$609,788	$350,919	$258,869

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Allowance for system removal	$54,802	$54,802
Accrued paid time off	115,008	108,362
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	216,922	174,389
TOTAL OTHER CURRENT LIABILITIES	$436,260	$387,081

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On September 30, 2025 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into an Twelfth Amendment to Credit Agreement (the “Twelfth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to December 31, 2025. The note payable balance of $20,700,000 ($700,000 is due to related parties) as of September 30, 2025 remains unchanged from prior periods. The associated interest continues to accrue on a straight-line monthly basis.

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

On September 30, 2025 the Company entered into the Twelfth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 63 months.

On May 8, 2025 we entered into the Fifth Amendment to Commercial Lease Agreement, extending the term of the Lease until December 31, 2030 ("New Expiration Date"). We have concluded the Fifth Amendment to Commercial Lease Agreement qualifies as a lease modification (renewal) under ASC 842. As a result of the modification, The Company has remeasured the lease liability and right-of-use (ROU) asset as of the effective date of the amendment. The Company’s weighted average remaining lease term was approximately 3.1 years, and the weighted average discount rate applied in the calculation of the lease liability was approximately 12.5%.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease, which continues as an operating lease. Rent expense for the nine months ended September 30, 2025 and 2024 was $189,221 and $225,682, respectively.

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the condensed consolidated balance sheet as of September 30, 2025, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
September 30, 2025	Leases
Remaining 2025	-
2026	215,930
2027	224,567
2028	233,550
2029	242,892
Thereafter	252,608
Total minimum lease payments	$1,169,547
Less effects of discounting	(375,649)
Present value of future minimum lease payments	$793,898

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three and nine months ended September 30, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:	$2,064,535	$1,932,382	$6,682,928	$6,109,259
Operating expenses:
Salary and wages	1,108,135	1,341,505	3,159,395	3,394,277
Installation expenses	74,294	95,304	234,107	278,241
Professional fees	55,518	80,054	318,132	302,461
Equipment costs	24,309	0	102,709	91,644
Rent	45,081	73,783	189,221	225,682
Health insurance	32,119	41,485	169,781	203,534
Paid time off	60,367	86,335	190,508	193,077
Other segment expenses	797,179	898,392	2,387,481	2,657,258
Total operating expenses	2,197,002	2,616,858	6,751,334	7,346,174
Operating income (loss)	(132,467)	(684,476)	(68,406)	(1,236,915)
Other income and (expense)	(781,747)	(786,179)	(2,355,318)	(2,363,237)
Net Income (loss)	$(914,214)	$(1,470,655)	$(2,423,724)	$(3,600,152)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2025.

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

Master Agreements and P&S Agreements are currently negotiated for a period of five years with a minimum of two or three years. P&S Agreements specific to pilot programs (“P&S Pilot Agreements”) contain pricing terms substantially like P&S Agreements, are generally three or six months in length and can be extended on a month-to-month basis as required. We are not responsible for maintaining data arising from use of the CareView Patient Safety System or for transmission errors, corruption or compromise of data carried over local or interchange telecommunication carriers. We grant each healthcare facility a limited, revocable, non-transferable, and nonexclusive license to use the software, network facilities, content, and documentation on and in the CareView Patient Safety System to the extent, and only to the extent, necessary to access, explore and otherwise use the CareView Patient Safety System in real time. Such non-exclusive license expires upon termination of the P&S Agreement.

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

Results of Operations

Three months ended September 30, 2025, compared to three months ended September 30, 2024

	Three months ended
	September 30,
	2025	2024	Change
	(000 ’s)
Revenue	$2,065	$1,932	$133
Operating expenses	$2,197	2,616	(419)
Operating loss	(132)	(684)	552
Other, net	(782)	(786)	4
Net loss	$(914)	$(1,470)	$556

Revenue

Revenue increased approximately $133,000 for the three months ended September 30, 2025, as compared to the same period in 2024. The increase was driven by revenues from recurring annual software recognized over time.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	September 30,
	2025	2024
Human resource costs, including benefits and non-cash compensation	71%	72%
Professional and consulting costs	6%	4%
Depreciation and amortization	1%	2%
Other product deployment costs, excluding human resources and travel and entertainment costs	7%	4%
Travel and entertainment expense	1%	2%
Other expenses	14%	16%

Operating expenses decreased by a net 16% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(316)
Depreciation and amortization	(35)
Other product deployment costs, excluding human resources and travel and entertainment expense	47
Professional and consulting costs	13
Travel and entertainment expense	(32)
Other expenses	(96)
$(419)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $316,000 due to layoffs ended September 30, 2025 as compared to the three months ending September 30 2024. Product deployment costs increased approximately $47,000 due to an increase in installation and training expenses. Professional and consulting costs increased approximately $13,000 due to use of independent contractors. Travel and entertainment costs decreased approximately $32,000 due to less corporate travel. For the comparable periods, other expenses decreased approximately $96,000, primarily as a result of renegotiating business insurance and rent along with management of advertising and marketing as well as patent maintenance.

Other, net

Other non-operating income and expense decreased by approximately $4,000, or 0.1%, for the three months ended September 30, 2025 in comparison to the same period in 2024 due to credit card cash back.

Net Loss

As a result of the factors above, our third quarter 2025 net loss of approximately $914,000, decreased approximately $556,000, or 37.8%, as compared to approximately $1,470,000 net loss for the third quarter of 2024.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

	Nine months ended
	September 30,
	2025	2024	Change
	(000 ’s)
Revenue	$6,683	$6,109	$574
Operating expenses	6,751	7,346	(595)
Operating loss	(68)	(1,237)	1,169
Other, net	(2,355)	(2,363)	8
Net loss	$(2,423)	$(3,600)	$1,177

Revenue

Revenue increased approximately $574,000 for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was driven by revenues from recurring annual software recognized over time.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine months ended
	September 30,
	2025	2024
Human resource costs, including benefits and non-cash compensation	67%	66%
Professional and consulting costs	7%	6%
Depreciation and amortization	2%	3%
Other product deployment costs, excluding human resources and travel and entertainment costs	7%	5%
Travel and entertainment expense	1%	3%
Other expenses	16%	17%

Net Loss

As a result of the factors above, our nine-month ending September 30, 2025 net loss of approximately $2,423,000 decreased approximately $1,177,000, or 32.7%, as compared to approximately $3,600,000 net loss for the same period in 2024.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2025, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 12, 2026.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2025, the Company had an accumulated deficit of $215,009,822, net loss from operations of $68,406, net cash provided by operating activities of $1,033,269 and an ending cash balance of $1,731,276.

As of September 30, 2025, the Company had a working capital deficit of $42,789,653 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through November 12, 2026.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on April 1, 2025 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and nine months ended September 30, 2025.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. Management has assessed and concluded this amendment will not have any impact on the Company.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The update eliminates all references to "development stages", so entities are no longer required to wait for a specific application development stage before capitalizing costs. The two key criteria for when capitalization of internal-use software costs may begin are when Management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Management is currently assessing the potential effects on our financial statements and considering the possibility of early adoption.

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

Under the supervision and with the participation of our CEO and principal financial and chief accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our CEO and principal financial and chief accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the continuing existence of a material weakness in internal control over the financial reporting of technical accounting (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2025 due to the existence of the material weakness in technical accounting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 12, 2025	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 12, 2025	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	November 12, 2025	Certifications under Section 906*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2025

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer