Form 10-K
period 2025-12-31
CareView Communications Inc
filed 2026-03-30
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $5,767,684. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2026, the registrant had 583,880,748 outstanding shares of common stock, $0.001 par value, which is its only class of common stock.

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

General

Company Overview and Recent Developments

As a leader in turnkey patient video monitoring solutions, CareView is redefining the standard of patient safety in hospitals and healthcare facilities across the country. For over a decade, CareView has relentlessly pursued innovative ways to increase patient protection, providing next generation solutions that lower operational costs and foster a culture of safety among patients, staff, and hospital leadership. With installations in more than 160 hospitals, CareView has proven that its innovative technology is creating a culture of patient safety where patient falls have decreased by 80% with sitter costs reduced by more than 65%. Anchored by the CareView Patient Safety System® and CareView Patient Care SystemTM, this modular, scalable solution delivers flexible configurations to fit any facility while significantly increasing patient safety and operational savings. All configurations feature HD cameras, high-fidelity 2-way audio/video, LCD displays for the ultimate in capability, flexibility, and affordability.

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

On July 1, 2025, we extended our HealthTrust Purchasing Agreement through June 30, 2028.

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

Summary of Product and Service of Sales-Based Contracts

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2025, and 2024, the Company executed sales-based contracts with an approximate aggregated contract sales price of $2,533,000 and $761,000.

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

Major Customers

In 2025, our revenue was driven significantly by one customer, accounting for 14.9% of our revenue, while in 2024, one customer contributed 19% of our revenue. As of December 31, 2025, one customer accounted for 16% of our accounts receivable.

Backlog

Our estimated backlog is driven by signed Master and Product & Service Agreements (P&S Agreement(s)). Each Master and P&S Agreement establishes the rates that we will charge for the use of our products and services as well as an approximate number of billable units that will be installed. Our Controllers, Nursing Stations and mobile devices are billed on a per unit basis. Most Master and P&S Agreements are for three years, but include options to continue in perpetuity on a monthly basis. Backlog of sales-based contracts, which covers the non-cancellable period, as of December 31, 2025 is approximately $5,071,000, of which approximately $3,520,000 is expected to be billed during 2025. Most of the current backlog will have future value as the Master and P&S Agreements continue beyond the three years and the Master and P&S Agreements move toward expiration and potential renewal. The amount of the non-cancellable sales-based backlog to be billed beyond December 31, 2025, is approximately $1,551,000. For the monthly subscription-based contracts, the monthly billable amount as of December 31, 2025 is approximately $284,800 under contract and $54,100 month to month. We foresee 2025 total annual subscription billable of approximately $4,066,800.

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

Employees

As of March 30, 2026, we employed 52 people on a full-time basis, two of whom are executive officers. None of our employees are covered by collective bargaining agreements and we have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be outstanding.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 1C.	CYBERSECURITY INCIDENT DISCLOSURE PROVISION.

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

Market Information

Our Common Stock is traded on the OTCQB Venture Market (“OTCQB”) as provided by OTC Markets Group, Inc. under the symbol “CRVW."

Holders

Records of our stock transfer agent indicate that as of March 30, 2026, we had approximately 127 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in "street name." We estimate that there are approximately 694 beneficial shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the following table shows the number of securities to be issued upon exercise of outstanding stock options under equity compensation plans approved by our shareholders, which plans do not provide for the issuance of warrants or other rights.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders: 2007 Plan	—	—	—
Equity compensation plan approved by security holders: 2009 Plan	—	$—	—
Equity compensation plan not approved by security holders: 2015 Plan	2,323,296	$0.13	—
Equity compensation plan not approved by security holders: 2016 Plan	19,086,821	$0.06	—
Equity compensation plan not approved by security holders: 2020 Plan	16,126,794	$0.04	172,500
Equity compensation plan not approved by security holders: 2024 Plan	7,882,019	$0.06	6,233,942
Total	45,418,930	$0.06	6,406,442

Recent Sales of Unregistered Securities

None.

Cancellation and Expiration of Options

During the year ended December 31, 2025, options to purchase an aggregate of 346,000 shares of our Common Stock were cancelled due to resignation and termination of employees of which 130,833 were made available for reissue. In addition, during the same period, options to purchase an aggregate of 1,600,000 shares of our Common Stock expired.

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

Going Concern, Liquidity, and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2025, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before March 30, 2027.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the year ended December 31, 2025, the Company had an accumulated deficit of approximately $215,786,000, a loss from operations of approximately $3,194,000, net cash provided by operating activities of $805,184 and an ending cash balance of $1,546,883.

As of December 31, 2025, the Company had a working capital deficit of $43,481,413. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

Operating loss was approximately $55,000 and $1,577,000 for the years ended December 31, 2025, and 2024, respectively. Our net loss was approximately $3,200,000 and $4,701,000 for the years ended December 31, 2025, and 2024, respectively.

The following is a summary of cash flow activity for the years ended December 31, 2025, and 2024.

	2025	2024
	(000 ’s)
Net cash flows provided by (used in) operating activities	$805	$(305)
Net cash flows used in investing activities	(17)	(74)
Net cash provided by (used in) financing activities	—	(8)
Increase (decrease) in cash	788	(387)
Cash, cash equivalents and restricted cash at beginning of period	759	1,146
Cash, cash equivalents and restricted cash at end of period	$1,547	$759

Net increase in cash during the year ended December 31, 2025 was approximately $788,000. The increase in cash for the year ended December 31, 2025, was primarily driven by an approximately $1,110,000 improvement in operating cash flows from 2024 to 2025, resulting from increased sales and reduced expenses. The change in cash flows used in investing activities between 2025 and 2024 of approximately $57,000 is primarily a result of the decrease in purchases of equipment. The change in cash flows used in financing activities between 2025 and 2024 of approximately $8,000 is the result of not having a vehicle loan.

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

	Year Ended December 31,
	2025	2024	Change
	(000 ’s)
Revenue	$9,016	$8,251	$765
Operating expenses:
Network operations	3,012	3,230	(218)
General and administration	2,355	2,750	(395)
Sales and marketing	965	1,137	(172)
Research and development	2,414	2,352	62
Depreciation and amortization	166	251	(85)
Cost of equipment	159	108	51
Operating expenses	9,071	9,828	(757)
Operating loss	$(55)	$(1,577)	$1,522

Revenue, net

Revenue increased approximately $765,000 for the year ended December 31, 2025 as compared to the same period in 2024. The increase in revenue results from the increase in our recurring software revenue.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended
	December 31,
	2025	2024
Human resource costs, including benefits and non-cash compensation	64%	63%
Professional and consulting costs	6%	6%
Depreciation and amortization expense	1%	2%
Other product deployment costs, excluding human resources and travel and entertainment costs	8%	9%
Travel and entertainment expense	1%	1%
Cost of equipment	2%	1%
Other expenses	18%	18%

Operating expenses decreased by approximately $757,000 (or 8%) as a result of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(437)
Professional and consulting costs	12
Depreciation and amortization expense	(108)
Other product deployment costs, excluding human resources and travel and entertainment costs	(198)
Travel and entertainment expense	1
Equipment cost	51
Other expenses	(78)
$(757)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $437,000 primarily because of termination of employees along with replacements with lower salary during the twelve months ended December 31, 2025 as compared to the twelve months ended December 31, 2024. Professional and consulting fees increased approximately $12,000, primarily because of HITRUST regulatory compliance. Depreciation and amortization expense decreased by approximately $108,000 due to fully depreciated and amortized assets. Other product development costs decreased approximately $198,000 primarily because of decreases in commissions and cost of sales (installation, training and service as well as freight) of Go Lives. Travel and entertainment expense increased approximately $1,000 with higher corporate air fares during the twelve months ended December 31, 2025 as compared to the same period in 2024. Equipment cost increased by approximately $51,000 due to more sales of portable and mobile equipment. The decrease of approximately $78,000 in other expense is due less advertising and marketing expenses, reconciling property taxes, management of patent maintenance expenses and negotiating lower business insurance costs.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets,” which updates and expands disclosure requirements related to crypto assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s Consolidated Financial Statements, as the Company does not hold any crypto assets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this standard in its 2025 annual period on a prospective basis. The adoption enhances the Company’s income tax disclosures by increasing detail and transparency, but does not affect the Company’s financial position, results of operations, or cash flows.

There was no impact on our Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect any impact on the Consolidated Financial Statements upon adoption, considering its current debt instruments.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures and does not expect the adoption to have a material impact.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our consolidated financial statements for the year ended December 31, 2025. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

Recent Events Since December 31, 2025

On March 30, 2026 (the “Effective Date”), CareView Communications, Inc., the Borrower, PDL BioPharma, Inc.("PDL"), the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2026.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. These controls and procedures include, without limitation, processes designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

With the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that, due to a material weakness in internal control over financial reporting related to technical accounting matters, our disclosure controls and procedures were not effective as of December 31, 2025. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Management's Reporting on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Management, under the supervision and with the participation of our Chief Executive Officer, Steve G. Johnson, and our principal financial and chief accounting officer, Jason T. Thompson, evaluated the effectiveness of the Company’s ICFR as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s ICFR was not effective as of December 31, 2025 due to the existence of a material weakness in internal control over financial reporting described below.

Notwithstanding the identified material weakness, management performed additional procedures to conclude that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the year ended December 31, 2025 due to the existence of the material weakness in technical accounting.

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

●	The Company hired an Accounting Manager on June 21, 2023 and a Staff Accountant on August 16, 2023 in addition to the certified public accountant (“CPA”) as its Controller.
●	Implement enhanced documentation associated with management review controls and validation of the completeness and accuracy of financial reporting and key management financial reports.
●	Provide training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.
●	Enhance and automate existing internal control to ensure proper authorization, review, and recording of financial transactions.
●	On an as-needed basis, identify and engage certain third-party subject matter experts to assist with the preparation and reporting of complex business and accounting transactions.
●	Engaged CFO Squad for our tax provisioning and RRBB for our income tax preparation.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Steven G. Johnson	66	Chief Executive Officer, President, Secretary, Treasurer, Director	April 11, 2006	April 11, 2006
Jason T. Thompson	51	Director, Principal Financial Officer, Chief Accounting Officer	January 1, 2014	January 24, 2018
Sandra K. McRee	69	Chief Operating Officer	N/A	November 1, 2013
L. Allen Wheeler	93	Chairman of the Board	January 26, 2006	N/A
Jeffrey C. Lightcap	66	Director	April 21, 2011	N/A
David R. White	78	Director	January 1, 2014	N/A
Steven B. Epstein	82	Director	April 1, 2014	N/A
Dr. James R. Higgins	76	Director	April 1, 2014	N/A

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

For the year ended December 31, 2025, and as of the filing date of this Report, our Audit Committee consisted of three members of our Board of Directors, namely Jason Thompson as Chair, Allen Wheeler and Jeffrey Lightcap. Messrs. Thompson and Lightcap are deemed to be financial experts. Although our Board of Directors believes the members of our Audit Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a committee member. The Audit Committee’s Chair and members are to be designated annually by a majority vote of the Board of Directors. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of the Board of Directors.

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

For the year ended December 31, 2025, and as of the filing date of this Report, our Compensation Committee consisted of three members of our Board of Directors, namely Allen Wheeler as Chair, Jeffrey Lightcap and David White. Although our Board of Directors believes the members of our Compensation Committee will exercise their judgment independently, no member is totally free of relationships that, in the opinion of our Board of Directors, might interfere with their exercise of independent judgment as a committee member. Our Compensation Committee’s Chair and members are to be designated annually by a majority vote of our Board. Any member may be removed at any time, with or without cause, and vacancies may be filled by a majority vote of our Board.

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

Board Meetings and Committees; Annual Meeting Attendance

We held 4 meetings of the Board of Directors during the year ended December 31, 2025 and conducted other business through unanimous written actions.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2025, and 2024. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven G. Johnson (1) (President, CEO, Sec., Treas.)	2025	$258,067	—	—	—	—	—	$27,399	$285,466
	2024	$256,878	—	—	—	—	—	$24,266	$281,144

Sandra K McRee (2) (COO)	2025	$217,971	—	—	—	—	—	$41,673	$259,644
	2024	$217,248	—	—	$534,127	—	—	$15,266	$766,641

Jason T. Thompson (3) (Principal Financial Officer)	2025	—	—	—	—	—	—	—	—
	2024	—	—	—	—	—	—	—	—

(1)	For 2025: All Other Compensation includes $9,000 for car allowance and $18,399 for health insurance premiums paid on Mr. Johnson’s behalf.
For 2024: All Other Compensation includes $9,000 for car allowance and $15,266 for health insurance premiums paid on Mr. Johnson’s behalf.
(2)	For 2025 and 2024: All Other Compensation is for flight and apartment commute reimbursements as well as health insurance premiums paid on Ms. McRee’s behalf.
(3)	Mr. Thompson was named Principal Financial Officer and Chief Accounting Officer effective January 1, 2018, upon the resignation of our former CFO.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2025, which equity awards consists solely of ten-year, non-qualified stock options (the “Options”). No executive officers have exercised any of their Options.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiry	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name and Office	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Steve G. Johnson (Pres., CEO, Sec.,Treas.)	2,000,000	(1)	—		—	$0.10	12/05/26	—	—	—	—
	666,667	(2)	—		—	$0.06	11/28/27	—	—	—	—
	1,200,000	(3)	—		—	$0.04	08/08/30	—	—	—	—
Sandra K McRee (COO)	2,000,000	(4)	—		—	$0.10	12/05/26	—	—	—	—
	2,000,000	(5)	—		—	$0.06	12/20/27	—	—	—	—
	7,400,000	(6)	—		—	$0.04	08/08/30	—	—	—	—
	2,967,371		5,934,742	(7)	—	$0.06	03/02/34	—	—	—	—
Jason T. Thompson (Principal Financial Officer)	235,295	(8)	—		—	$0.17	08/29/26	—	—	—	—
	666,667	(9)	—		—	$0.06	11/28/27	—	—	—	—
	1,200,000	(10)	—		—	$0.04	08/08/30	—	—	—	—
	51,877		103,753	(11)	—	$0.06	03/02/34	—	—	—	—

(1) All underlying shares vested on December 7, 2019.

(2) All underlying shares vested on November 11, 2020.

(3) All underlying shares vested on August 10, 2023.

(4) All underlying shares vested on December 7, 2019.

(5) All underlying shares vested on December 3, 2020.

(6) All underlying shares vested on August 10, 2023.

(7) One third of the underlying shares vested on March 4, 2025.

(8) All underlying shares vested on August 31, 2019.

(9) All underlying shares vested on November 20, 2020.

(10) All underlying shares vested on August 10, 2023.

(11) One third of the underlying shares vested on  March 4, 2025.

Employment Agreements with Executive Officers

We have no employment agreements with our executive officers.

Director Compensation

Our Directors Compensation Policy state that a cash retainer to outside directors shall be paid quarterly in advance as of the first day of each fiscal quarter. Cash retainers shall commence effective as of January 1, 2017, or at such later date as the Company is in a position to pay cash retainers. No cash retainers were paid in 2025 or 2024 per the terms of the Directors Compensation Policy as the Company was not in a financial position to pay such cash retainers.

Our Directors have also been granted non-qualified stock options from time to time as detailed in the table below. During the period ended December 31, 2025, there were no options granted to Directors.

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

(2)	An aggregate of 2,153,839 are vested as of December 31, 2025.
(3)	An aggregate of 2,153,839 are vested as of December 31, 2025.
(4)	An aggregate of 2,153,839 are vested as of December 31, 2025.
(5)	An aggregate of 2,153,839 are vested as of December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 30, 2026, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”) exercisable into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 405 State Highway 121, Suite B-240, Lewisville, Texas 75067.

		Amount and
		Nature of		Percent
		Beneficial		of
Title of Class	Name and Address of Officer and Directors	Ownership (1)		Class
Common Stock	Steve G. Johnson (Chief Executive Officer, President, Secretary, Treasurer, Director)	37,637,260	(2)	6.40%
Common Stock	Sandra K. McRee (Chief Operating Officer)	24,052,113	(3)	3.98%
Common Stock	Jason T. Thompson (Director and Chief Accounting Officer, Principal Financial Officer)	5,795,092	(4)	0.99%
Common Stock	L. Allen Wheeler (Chairman of the Board)	29,223,930	(5)	4.99%
Common Stock	Steven B. Epstein (Director)	10,317,592	(6)	1.76%
Common Stock	Dr. James R. Higgins (Director)	27,371,059	(7)	4.67%
Common Stock	Jeffrey C. Lightcap (Director)	187,311,331	(8)	32.08%
Common Stock	David R. White (Director)	2,527,592	(9)	0.43%
Common Stock	All Officers & Directors as a Group (8 persons)	324,235,969	(10)	52.25%

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

(3)

This amount includes (i) 1,750,000 shares directly owned by McRee, (ii) 2,000,000 shares owned by Sandra McRee IRA, and (iii) 20,302,113 shares due to McRee upon exercise of vested Options. The percentage of class for McRee is based on 604,182,861 shares which would be outstanding if all of McRee’s vested Options were exercised.

(4)	This amount includes (i) 2,237,500 shares directly owned by Thompson, (ii) 1,300,000 owned by Thompson Family Investments, LLC, of which Thompson is sole manager, and (iii) 2,257,592 shares due to Thompson upon exercise of vested Options. The percentage of class for Thompson is based on 586,138,340 shares which would be outstanding if all Thompson’s vested Options were exercised.
(5)

This amount includes (i) 11,424,518 shares directly owned by Wheeler, (ii) 2,257,592 shares due to Wheeler upon exercise of Options, (iii) 1,340,000 shares owned by Mr. Wheeler’s wife, and (iv) 14,201,820 shares beneficially owned by Dozer Man, LLC, an entity controlled by Wheeler. The percentage of class for Wheeler is based on 586,138,340 shares which would be outstanding if all of Wheeler’s vested Options were exercised.

(6)	This amount includes (i) 2,000,000 shares directly owned by Epstein, (ii) 4,280,000 shares held by Epstein and his wife, (3) 2,257,592 shares due to Epstein upon exercise of vested Options, and (iii) 1,780,000 shares held by Epstein Partners, LLC, to which Epstein disclaims 890,000 shares. The percentage of class for Epstein is based on 586,138,340 shares which would be outstanding if all Epstein’s vested Options were exercised.
(7)	This amount includes (i) 17,231,445 shares directly owned by Higgins, (ii) 1,361,538 shares jointly owned by Higgins and his wife, (iii) 5,270,484 shares held in Higgins Revocable Trust, (iv) 2,257,592 shares due to Higgins upon exercise of vested Options, and (v) 1,250,000 shares due to Higgins upon exercise of Warrants. The percentage of class for Higgins is based on 587,388,340 shares which would be outstanding if all Higgins’ vested Options and Warrants were exercised.
(8)	This amount includes (i) 7,000,000 shares owned directly by Lightcap, (ii) 7,000,000 shares held by PENSCO Trust Company, LLC, not in a corporate capacity but solely as Custodian for Individual Retirement Account of Jeffrey C. Lightcap, (iii) 173,030,000 shares owned by HealthCor Partners Fund LP, an entity controlled by Lightcap, and (iv) 281,331 shares owned by HealthCor Hybrid Offshore GP, an entity controlled by Lightcap. The percentage of class for Lightcap is based on 583,880,748 shares.

(9)

This amount includes (i) 270,000 shares directly owned by White (ii) 2,257,592 shares due to White upon exercise of vested Options. The percentage of class for White is based on 586,138,340 shares which would be outstanding if all of White’s vested Options were exercised.

(10)

This amount includes all shares directly and beneficially owned by all officers and directors and all shares to be issued directly and beneficially upon exercise of vested shares under Options. The percentage of class for all officers and directors is based on 620,587,488 shares which would be outstanding if all the Options were exercised.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2025, we acknowledge that none of our officers or directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to participating in certain financing activities in February and July 2018, May 2019, February 2020, and April, November, and December 2022, our directors, officers, principal shareholders, and affiliates completed a debt-to-equity conversion between March and May 2023.

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

Audit Fees. The aggregate amount expected to be billed for professional services rendered by Rosenberg Rich Baker Berman, P.A. / RRBB for the 2025 quarterly reviews and the annual audit for the year ended December 31, 2025 will be $180,000. For the 2024 quarterly reviews and annual audit we were billed $175,000.

Tax Fees. The aggregate amount billed for tax return preparation and tax provisioning for the year ended December 31, 2025 rendered by RRBB and Bass Tax Group, respectively, was $23,000 and $7,500. Bass Tax Group billed us $31,200 for tax return preparation and tax provisioning for the year ended December 31, 2024.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
3.08	11/06/07	Notice of Conversion filed in State of Nevada (to convert CareView Communications, Inc. from a California corporation to a Nevada corporation) (Incorporated herein by reference to Exhibit 3.08 to the Company’s Form 10-12G Registration Statement filed August 23, 2010 (File No. 000-54090))
3.09	11/06/07	Articles of Incorporation of CareView Communications, Inc. filed in State of Nevada (Incorporated herein by reference to Exhibit 3.09 to the Company’s Form 10-12G Registration Statement filed August 23, 2010 (File No. 000-54090))
3.10	06/26/19

Certificate of Amendment to Articles of Incorporation of CareView Communications, Inc. (incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on June 27, 2019 (File No. 000-54090))

3.11	n/a	Bylaws of CareView Communications, Inc., a Nevada corporation (Incorporated herein by reference to Exhibit 3.11 to the Company’s Form 10-12G Registration Statement filed August 23, 2010 (File No. 000-54090))
3.12	04/11/19

Amendments to the Bylaws of CareView Communications, Inc., a Nevada corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))

10.01	06/26/15	Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on June 30, 2015 (File No. 000-54090))
10.02	10/07/15	First Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 13, 2105 (File No. 000-54090))
10.03	02/02/18

Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

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

10.08	02/02/18	Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))
10.09	02/02/18

Amendment to Common Stock Purchase Warrant issued to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 000-54090))

10.10	02/23/18

Eighth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))

10.11	02/23/18	Form of Eighth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))

10.12	02/23/18	Form of Eighth Amendment Supplemental Warrant (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000- 54090))
10.13	02/23/18

Second Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., and PDL Investment Holding, LLC (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 000-54090))

10.14	05/31/18

(First) Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on June 4, 2018 (File No. 000-54090))

10.15	06/14/18

Second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on June 15, 2018 (File No. 000-54090))

10.16	06/28/18

Third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on July 5, 2018 (File No. 000-54090))

10.17	07/10/18

Ninth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 11, 2018 (File No. 000-54090))

10.18	07/13/18

Tenth Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))

10.19	07/13/18	Form of Tenth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000- 54090))
10.20	07/13/18

Third Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-54090))

10.21	08/31/18

Fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on September 5, 2018 (File No. 000-54090))

10.22	09/28/18

Fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 000-54090))

10.23	11/12/18

Sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 16, 2018 (File No. 000-54090))

10.24	11/19/18

Seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2018 (File No. 000-54090))

10.25	12/03/18

Eighth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 6, 2018 (File No. 000-54090))

10.26	12/17/18

Ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 000-54090))

10.27	01/31/19

Tenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 000-54090))

10.28	02/28/19

Eleventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 4, 2019 (File No. 000-54090))

10.29	03/27/19

Eleventh Amendment to Note and Warrant Purchase Agreement, among the Company HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, LP and the investors party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 29, 2019 (File No. 000-54090))

10.30	03/29/19

Twelfth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019 (File No. 000-54090))

10.31	04/09/19

Fourth Amendment to Credit Agreement by and among the Company, CareView Communications Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))

10.32	04/09/19	Amended and Restated Tranche One Term Note (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-54090))
10.33	04/29/19

Thirteenth Amendment to Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on May 1, 2019 (File No. 000-54090))

10.34	05/15/19

Fourteenth Amendment to Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))

10.35	05/15/19	Twelfth Amendment to Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.36	05/15/19	Form of Twelfth Amendment Supplemental Closing Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000- 54090))
10.37	05/15/19

Fourteenth Amendment to Modification Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))

10.38	05/15/19	Form of Tranche Three Term Note (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.39	05/15/19	Form of Tranche Three Loan Warrant (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on May 20, 2019 (File No. 000-54090))
10.40	09/30/19

Fifteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on October 4, 2019 (File No. 000-54090))

10.41	11/29/19

Sixteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on December 5, 2019 (File No. 000-54090))

10.42	12/31/19

Seventeenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investments, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))

10.43	12/31/19

Second Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 7, 2020 (File No. 000-54090))

10.44	01/17/20

Eighteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on January 23, 2002 (File No. 000-54090))

10.45	01/28/20

Nineteenth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-54090))

10.46	01/31/20

Third Amendment to Promissory Note to Rockwell Holdings I, LLC  (incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on February 6, 2020 (File No. 000-54090))

10.47	02/06/20

Sixth Amendment to Credit Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))

10.48	02/06/20	Form of Additional Tranche Three Term Note (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-54090))
10.49	03/31/20

Fourth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 17, 2020 (File No. 000-54090))

10.50	04/17/20

Twentieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 23, 2020 (File No. 000-54090))

10.51	09/30/20

Twenty-first Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on October 6, 2020 (File No. 000-54090))

10.52	11/30/20

Twenty-second Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on December 4, 2020 (File No. 000-54090))

10.53	12/31/20

Fifth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on January 5, 2022 (File No. 000-54090))

10.54	1/31/21

Twenty-third Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on February 4, 2022 (File No. 000-54090))

10.55	5/25/21

Twenty-fourth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on May 27, 2022 (File No. 000-54090))

10.56	11/29/21

Twenty-fifth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on December 3, 2022 (File No. 000-54090))

10.57	11/30/21

Sixth Amendment to Promissory Note to Rockwell Holdings I, LLC (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on December 3, 2022 (File No. 000-54090))

10.58	03/08/22

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

10.62	03/08/22	Form of 2022 HealthCor Warrants (incorporated herein by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))
10.64	03/08/22

Consent and Agreement Pursuant to Note and Warrant Purchase Agreement, by and among the Company, HealthCor Partners Fund, L.P., HealthCor Hybrid Offshore Master Fund, L.P). and the investors party thereto (incorporated herein by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))

10.65	03/08/22

Consent and Agreement Regarding Note Extensions, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Communications, LLC., a Texas limited liability company, and PDL Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed on March 9, 2022 (File No. 000-54090))

10.66	06/23/22

Twenty-sixth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on June 29, 2022 (File No. 000-54090))

10.67	07/12/22

Allonge No. 3 to 2014 Senior Secured Convertible Note of the Company payable to HealthCor Hybrid Offshore Master Fund, L.P and HealthCor Partners Fund, L.P. (incorporated herein by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.68	07/12/22

Allonge No. 3 to 2015 Senior Secured Convertible Note of the Company payable to HealthCor Partners Fund, L.P. and the investors party thereto (incorporated herein by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.69	07/12/22

Allonge No. 2 to February 2018 Senior Secured Convertible Note of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.70	07/12/22

Allonge No. 1 to July 2018, May 2019 and February 2020 Senior Secured Convertible Notes of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on July 12, 2022 (File No. 000-54090))

10.71	11/14/22

Form of Securities Purchase Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.00 to the Company’s Current Report on Form 8-K filed on November 18, 2022 (File No. 000-54090))

10.72	12/30/22

Twenty-seventh Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

10.73	12/30/22

Consent and Agreement to Cancel and Exchange Existing Notes and Issue Replacement Notes and Cancel Warrants between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

10.74	12/30/22

Form of Replacement Notes of the Company payable to the investors party thereto (incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 30, 2022 (File No. 000-54090))

10.75	02/28/23

Twenty-eighth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on March 2, 2023 (File No. 000-54090))

10.76	03/30/23

Form of Replacement Note Conversion Agreement between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 000-54090))

10.77	03/31/23

Twenty-ninth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 3, 2023 (File No. 000-54090))

10.78	04/29/23

Thirtieth Amendment to Modification Agreement, by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on May 2, 2023 (File No. 000-54090))

10.79	05/31/23	Seventh Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on Juine 6, 2023 (File No. 000-54090))
10.80	10/24/23	Eighth Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed on January 6, 2026 (File No. 000-54090))
10.81	12/11/24	Ninth Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steven G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 17, 2024 (File No. 000-54090))
10.82	03/21/25	Tenth Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steve G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 25, 2025 (File No. 000-54090))
10.83	06/30/25	Eleventh Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steve G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on July 2, 2025 (File No. 000-54090))
10.84	09/30/25	Twelfth Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steve G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 2, 2025 (File No. 000-54090))
10.85	12/31/25	Thirteenth Amendment to Credit Agreement by and among the Company, CareView Communications, Inc., a Texas corporation, CareView Operations, LLC, a Texas limited liability company, PDL Investment Holdings, LLC, Steve G. Johnson and Dr. James R. Higgins (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 6, 2026 (File No. 000-54090))
21.00	12/31/25	Subsidiaries of the Registrant*
23.1	03/30/26	Consent of RRBB*
31.1	03/30/26	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
31.2	03/30/26	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-4(a). *
32.1	03/30/26	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	03/30/26	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *
101.INS	n/a	Inline XBRL Instance Document*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	n/a	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)*

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 30, 2026

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

Signature	Title	Date

/s/ Steven G. Johnson	Chief Executive Officer, President, Secretary, Treasurer, Director	March 30, 2026
Steven G. Johnson

/s/ Jason T. Thompson	Director, Principal Financial Officer, Chief Accounting Officer	March 30, 2026
Jason T. Thompson

/s/ Sandra K. McRee	Chief Operating Officer	March 30, 2026
Sandra K. McRee

/s/ L. Allen Wheeler	Chairman of the Board,	March 30, 2026
L. Allen Wheeler

/s/ Jeffrey C. Lightcap	Director	March 30, 2026
Jeffrey C. Lightcap

/s/ David R. White	Director	March 30, 2026
David R. White

/s/ Steven B. Epstein	Director	March 30, 2026
Steven B. Epstein

/s/ Dr. James R. Higgins	Director	March 30, 2026
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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company outlines the net losses and working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Somerset, New Jersey

March 30, 2026

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$1,546,883	$759,266
Accounts receivable	1,027,620	1,000,706
Inventory	402,766	418,131
Other current assets	234,599	484,256
Total current assets	3,211,868	2,662,359

Property and equipment, net	102,012	176,103

Other Assets:
Intangible assets, net	366,048	397,380
Operating lease asset	753,013	126,877
Other assets, net	207,654	258,869
Total other assets	1,326,715	783,125
Total assets	$4,640,595	$3,621,587

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$314,701	$470,162
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,410,651	2,413,771
Accrued interest payable	22,896,139	19,687,639
Operating lease liability	103,531	142,573
Other current liabilities	268,259	387,081
Total current liabilities	46,693,281	43,801,226

Long-term Liabilities:
Operating lease liability, net of current portion	720,104	—
Deferred revenue	238,154
Other liability	3,434	254,628
Total long-term liabilities	961,692	254,628
Total liabilities	47,654,973	44,055,854

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	172,188,292	171,567,950
Accumulated deficit	(215,786,551)	(212,586,098)
Total stockholders' deficit	(43,014,378)	(40,434,267)
Total liabilities and stockholders' deficit	$4,640,595	$3,621,587

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2025 and 2024

	Year Ended
	December 31, 2025	December 31, 2024
Revenues:
Subscription-based lease revenue	$3,922,900	$4,117,486
Sales-based equipment package revenue	1,096,129	927,242
Sales-based software bundle revenue	3,997,408	3,206,487
Total revenues	9,016,437	8,251,215

Operating expenses:
Cost of equipment	159,323	107,884
Network operations	3,012,666	3,230,051
General and administration	2,354,769	2,750,131
Sales and marketing	965,052	1,137,209
Research and development	2,413,914	2,352,071
Depreciation and amortization	165,731	250,777
Total operating expenses	9,071,455	9,828,123
Operating income (loss)	(55,018)	(1,576,908)
Other income and (expense)
Interest expense	(3,208,500)	(3,208,500)
Interest income	69,022	54,842
Total other income (expense)	(3,139,478)	(3,153,658)
Loss before taxes	(3,194,496)	(4,730,566)

Benefit from (provision for) income taxes	(5,957)	29,422

Net Loss	$(3,200,453)	$(4,701,144)

Net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	583,880,748	583,880,748

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED December 31, 2025 and 2024

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	583,880,748	$583,881	$171,038,349	$(207,884,954)	$(36,262,724)

Stock based compensation	—	—	529,601	—	529,601
Net loss	—	—	—	(4,701,144)	(4,701,144)

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)

Stock based compensation	—	—	620,342	—	620,342
Net loss	—	—	—	(3,200,453)	(3,200,453)

Balance, December 31, 2025	583,880,748	$583,881	$172,188,292	$(215,786,551)	$(43,014,378)

The accompanying footnotes are an integral part of these consolidated financial statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025 and 2024

	Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,200,453)	$(4,701,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	82,743	187,620
Amortization of intangible assets	56,639	38,280
Amortization of deferred installation costs	43,382	24,878
Non-cash lease expense	176,382	166,114
Stock based compensation related to options granted and warrants issued	620,342	529,601
Changes in operating assets and liabilities:
Accounts receivable	(26,914)	167,228
Inventory	15,365	(123,695)
Contract assets	(8,560)	1,371
Other current assets	249,657	(149,165)
Accounts payable	(155,461)	(127,933)
Accrued interest	3,208,500	3,208,500
Other current liabilities	(115,389)	(87,449)
Deferred revenue	(19,593)	745,474
Operating lease liability	(121,456)	(184,709)
Net cash provided by (used in) operating activities	805,184	(305,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,652)	(46,096)
Patent, trademark, and other intangible asset costs	(8,915)	(27,438)
Net cash (used in) investing activities	(17,567)	(73,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of vehicle loan	—	(8,042)
Net cash flows (used in) in financing activities	—	(8,042)

Increase (decrease) in cash	787,617	(386,605)
Cash, beginning of year	759,266	1,145,871
Cash, end of year	$1,546,883	$759,266

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES:
Right of use leased asset acquired via operating lease liability	$802,518	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At December 31, 2025 and 2024, an allowance for credit losses of $0 and $0, respectively, was recorded.

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

Allowance for System Removal

On occasion, the Company will remove subscription equipment from its larger customer premises due to contract expiration/non-renewal. When the equipment is removed, the costs for removal are calculated and recorded against the allowance. At December 31, 2025 and 2024, an allowance of $54,802 and $54,802, respectively, was recorded in other current liabilities in the accompanying consolidated financial statements.

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

Research and Development

Research and development costs are expensed as incurred. Costs regarding the development of software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We did not capitalize any such costs during the years ended December 31, 2025, and 2024.

Intellectual Property

We capitalize certain costs of developing software upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for our CareView Patient Safety System in accordance with GAAP. Capitalized costs are reported at the lower of unamortized cost or net realizable value and are amortized over the estimated useful life of the CareView Patient Safety System not to exceed five years. Additionally, we test our intangible assets for impairment whenever circumstances indicate that their carrying value may not be recoverable. No impairment was recorded during the years ended December 31, 2025, and 2024.

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

At December 31, 2025, and 2024, we had no financial assets and liabilities reported at fair value.

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

Disaggregation of Revenue

The following presents gross revenues disaggregated by our business models:

	For the years ended
	December 31,
Sales-based contract revenue	2025	2024
Equipment package (point in time)	$861,519	$927,242
Software bundle (over time)	4,232,018	3,351,243
Total sales-based contract revenue	5,093,537	4,278,485

Subscription-based lease revenue (over time)	3,922,900	3,972,730
Gross revenue	$9,016,437	$8,251,215

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

During the years ended December 31, 2025, and 2024, a total of $3,968,834 and $3,206,487, respectively, of sales-based deferred contract liability was recognized as revenue. The table below details the sales-based contract liability activity during the years ended December 31, 2025 and 2024, included in the Other current liabilities.

	For the years ended December 31,
	2025	2024
Balance, beginning of period	$2,668,399	$1,922,925
Additions	3,949,240	3,951,961
Transfer to revenue	(3,968,834)	(3,206,487)
Balance, end of period	$2,648,805	$2,668,399

As of December 31, 2025, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is approximately $2,648,805 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2026	$2,410,651
2027	238,154
Thereafter	—
$2,648,805

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

The table below details the activity in deferred installation costs during the years ended December 31, 2025, and 2024. These costs are capitalized as contract costs in accordance with ASC 340-40 and are included in other assets in the accompanying consolidated balance sheet.

	For the years ended
	December 31,
	2025	2024
Balance, beginning of period	$87,888	$48,309
Additions	56,395	64,457
Transfer to expense	(42,742)	(24,878)
Balance, end of period	$101,541	$87,888

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 60 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants to purchase our Common Stock (the “Warrants”) and convertible debt. Potential common shares totaling approximately 66,975,835, and 73,251,280 at December 31, 2025, and 2024, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. For 2025, the 66,975,835 potential common shares consist of 65,725,835 stock options and 1,250,000 warrants, compared to 73,251,280 potential common shares in 2024, which consisted of 67,556,835 stock options and 5,694,445 warrants.

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

Advertising Costs

We consider advertising costs as costs associated with the promotion of our products through the various media outlets and trade shows. We expense all advertising costs as incurred. Our advertising expense for the years ended December 31, 2025, and 2024, totaled approximately $84,000 and $146,000, respectively.

Concentration of Credit Risks and Customer Data

In 2025, our revenue was driven significantly by one customer, accounting for 14.9%, while in 2024, one customer accounted for 19% of our revenue. As of December 31, 2025, we had one customer that accounted for 16% of our accounts receivable.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets,” which updates and expands disclosure requirements related to crypto assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Adoption of this standard as of January 1, 2025, had no impact on the Company’s Consolidated Financial Statements, as the Company does not hold any crypto assets.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this standard in its 2025 annual period on a prospective basis. The adoption enhances the Company’s income tax disclosures by increasing detail and transparency, but does not affect the Company’s financial position, results of operations, or cash flows.

There was no impact on our Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect any impact on the Consolidated Financial Statements upon adoption, considering its current debt instruments.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures and does not expect the adoption to have a material impact.

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

NOTE 3 – GOING CONCERN, LIQUIDITY AND MANAGMENTS PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the date of the filing of this Form 10-K (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, Management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the year ended December 31, 2025, Management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

As of the year ended December 31, 2025, the Company's net losses and working capital deficit of $43,481,413 raise substantial doubt about its ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. Based on these factors, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2025, and 2024, we had 20,000,000 shares of Preferred Stock, par value $0.001 authorized, and zero shares outstanding, which can be designated by our Board of Directors.

Common Stock

At December 31, 2025 and 2024, we had 800,000,000 and 800,000,000 authorized shares of Common Stock, $0.001 par value, respectively. 583,880,748 and 583,880,748 shares of Common Stock are issued and outstanding, respectively.

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

Active Warrant Holders

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
		Range of	Average	Remaining
	Number of Shares	Warrant Price	Exercise	Contractual
	Under Warrant	Per Share	Price	Life
Balance at December 31, 2023	5,694,445	$0.01-$0.03	$0.024	2.6
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at December 31, 2024	5,694,445	$0.01-$0.03	$0.024	1.6
Granted	—	—	—	—
Expired	(4,444,445)	0.03	0.027	—
Canceled	—	—	—	—
Ending Balance at December 31, 2025	1,250,000	$0.01-$0.03	$0.014	4.0

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

At December 31, 2025, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 5,000,000 shares have been issued with 2,323,296 remaining outstanding under the 2015 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,086,821 remaining outstanding under the 2016 Plan, Plan Options to purchase 20,000,000 shares have been issued with 16,126,794 remaining outstanding under the 2020 Plan and Plan Options to purchase 23,931,058 shares have been issued with 23,731,058 remaining outstanding under the 2024 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

A summary of our stock option activity and related information follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Balance at December 31, 2024	67,556,835	$0.07	6.5	$104,475
Granted	105,000	0.02	9.4	—
Forfeited/Expired	(1,946,000)	0.44	—	—
Exercised	—	—	—	—
Balance at December 31, 2025	65,715,835	$0.06	5.6	$—
Vested and Exercisable at December 31, 2025	45,418,930	$0.06	4.5	$—

Share-based compensation expense for Options charged to our operating results for the twelve months ended December 31, 2025, and 2024 were $620,342 and $529,601 respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At December 31, 2025, total unrecognized estimated compensation expense related to non-vested Options granted was $711,981 which is expected to be recognized over a weighted- average period of 1.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 5 – INCOME TAXES

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements related to the effective tax rate reconciliation and income taxes paid.

The Company adopted ASU 2023‑09 effective January 1, 2025 and applied the guidance prospectively to all periods presented. The adoption did not impact the Company’s accounting for income taxes, financial position, results of operations, or cash flows; however, prior‑period income tax disclosures have not been revised to conform to the new requirements.

In assessing the realizability of deferred tax asset, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. During the years ended December 31, 2025 and 2024, the deferred tax valuation allowance decreased by 20,092 and 24,376,664 respectively. The decrease in the valuation allowance during 2024 was mainly attributable to changes in how the Company calculated its gross deferred tax asset related to its state NOL.

At December 31, 2025, the Company had approximately $91,439,122 of U.S. federal net operating tax loss carryforward, some of which begins to expire in 2027. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2025, the Company has not completed an analysis as to whether or not an ownership change has occurred. The Company is currently subject to the general three-year statute of limitations for federal tax. Under this general rule, the earliest period subject to potential audit is 2022. For years in which the Company may utilize its net operating losses, the IRS has the ability to examine the tax year that generated those losses and propose adjustments up to the amount of losses utilized.

The provision for income taxes consists of the following:

	2025	2024
Current:
Federal	$—	$—
State income tax, net of federal benefit	5,957	(29,422)
Sub-total:	5,957	(29,422)

Deferred:
Federal	—	—
State income tax, net of federal benefit	—	—
Sub-total:	—	—
Total	$5,957	$(29,422)

	Years Ended December 31,
	2025
	Amount	%
U.S. Federal statutory tax rate	$(670,844)	21.00%
State and local income tax, net of federal income tax effect
Georgia Income Tax Effect	9,613	-0.30%
Texas Income Tax Effect	14,216	-0.44%
California Income Tax Effect	4,990	-0.16%
All Other States Income Tax Effect	14,697	-0.46%
Change in State Valuation Allowance	73,643	-2.31%
State Rate Change Adjustment	(134,713)	4.22%
State Return to Provision Adjustments	23,511	-0.74%
Changes in Federal valuation allowance	(33,261)	1.04%
Nontaxable or nondeductible items
Disallowed interest	673,785	-21.09%
Other	1,192	-0.04%
Other adjustments
Return to Provision Adjustments	29,128	-0.91%
Other, net	—	0.00%
Income tax expense (benefit)	$5,957	-0.19%

	Years Ended December 31,
	2024
	Amount	%
U.S. Federal statutory tax rate	$(967,073)	21.00%
State and local income tax, net of federal income tax effect	(117,832)	2.55%
Tax Credits - R&D	(80,589)	1.75%
Changes in valuation allowances	(24,376,664)	529.34%
Disallowed interest	658,136	-14.29%
Other	1,596	-0.03%
Deferred tax effects of state net operating loss true-ups	24,853,004	-539.68%
Income tax expense (benefit)	$(29,422)	0.64%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024

Deferred Tax Assets (Liabilities):
Federal net operating loss carry-forwards	$19,202,216	$18,781,815
State net operating loss carry-forwards	93,437	76,054
Accrued interest	871,968	848,914
Stock based compensation	1,019,669	846,566
Intangible assets	(22,571)	(18,450)
Fixed assets	17,513	21,923
Accrued liabilities	73,788	126,457
Lease liabilities	17,090	—
Capitalized research expenses	—	554,946
Research and development credit carry-forward	65,796	80,589
Total deferred tax assets	21,338,906	21,318,814
Valuation allowance for deferred tax assets	(21,338,906)	(21,318,814)
Deferred tax assets, net of valuation allowance	$—	$—

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	December 31,
	2025	2024
Mobile cart units	$44,398	$25,476
Portable units	$131,856	$49,254
Equipment components	$226,512	$343,401
TOTAL INVENTORY	$402,766	$418,131

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2025	2024
Prepaid insurance	$145,994	$168,449
Other prepaid expenses	88,605	192,255
Sales tax overpayment	—	123,552
TOTAL OTHER CURRENT ASSETS	$234,599	$484,256

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2025	2024
Network equipment	$8,460,494	$8,460,494
Office equipment	167,594	266,437
Vehicles	133,616	133,616
Test equipment	136,100	230,365
Furniture	92,097	92,097
Warehouse equipment	17,409	18,788
Leasehold improvements	5,121	5,121
	9,012,431	9,206,918
Less: accumulated depreciation	(8,910,419)	(9,030,815)
TOTAL PROPERTY AND EQUIPMENT	$102,012	$176,103

Depreciation expense for the years ended December 31, 2025, and 2024, was $82,743 and $187,620, respectively.

NOTE 9 – OTHER ASSETS

Intangible assets consist of the following:

	December 31, 2025
		Accumulated
	Cost	Amortization	Net
Patents and trademarks	$895,789	$547,319	$348,470
Other intangible assets	42,386	24,808	17,578
TOTAL INTANGIBLE ASSETS	$938,175	$572,127	$366,048

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Patents and trademarks	$879,492	$478,250	$401,242
Other intangible assets	20,237	15,178	5,059
TOTAL INTANGIBLE ASSETS	$899,729	$493,428	$406,301

Amortization expense for the years ended December 31, 2025, and 2024, was $56,639 and $38,280, respectively.

Other assets consist of the following:

	December 31, 2025
		Accumulated
	Cost	Amortization	Net
Deferred installation costs	$186,838	$85,297	$101,541
Deferred clinical training costs	1,920	1,138	782
Deferred sales commissions	248,827	204,647	44,180
Prepaid license fee	249,999	234,972	15,027
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$733,708	$526,054	$207,654

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Deferred installation costs	$130,443	$42,555	$87,888
Deferred clinical training costs	1,920	498	1,422
Deferred sales commissions	183,007	90,993	92,014
Prepaid license fee	249,999	218,578	31,421
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$611,493	$352,624	$258,869

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2025	2024
Allowance for system removal	54,802	54,802
Accrued paid time off	26,048	108,362
Deferred officer compensation(1)	49,528	49,528
Other accrued liabilities	137,881	174,389
TOTAL OTHER CURRENT LIABILITIES	$268,259	$387,081

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018, and September 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Debt Maturity

As of December 31, 2025, future debt payments due are as follows:

Years
Ending
December 31,		Total	Loan Payable
2026	Related Party	$700,000	$700,000

	Other	20,000,000	20,000,000

Total		$20,700,000	$20,700,000

Accrued interest due related parties totaled $662,528 and $554,028, as of December 31, 2025 and 2024, respectively.

NOTE 12 – LEASE

Operating Lease

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 60 months.

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

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease. Rent expenses for the twelve months ended December 31, 2025, and 2024 were $292,145 and $299,183, respectively.

Lease Position

Operating lease asset and liability for our operating lease were recorded in the consolidated balance sheet as follows:

December 31, 2025
Assets
Operating lease asset	$753,013
Total lease asset	$753,013

Liabilities
Current liabilities:
Operating lease liability	$103,531

Long-term liabilities:
Operating lease liability, net of current portion	$720,104
Total lease liability	$823,635

Future Minimum Lease Payments

Future lease payments included in the measurement of operating lease liability on the consolidated balance sheet as of December 31, 2025, for the following five fiscal years and thereafter as follows:

Year ending	Operating
December 31,	Leases
2026	215,930
2027	224,567
2028	233,550
2029	242,892
Thereafter	252,608
Total minimum lease payments	$1,169,547
Less effects of discounting	(345,912)
Present value of future minimum lease payments	$823,635

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating lease for twelve months ending December 31, 2025:

Twelve Months Ended
December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$209,744

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

On December 31, 2025, the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment to Credit Agreement”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to March 31, 2026.  The note payable balance of $20,700,000 ($700,000 is due to related parties) as of December 31, 2025 remains unchanged from prior periods. The associated interest continues to accrue on a straight-line monthly basis.

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

On  December 31, 2025 the Company entered into the Thirteenth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

NOTE 14 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the years ended December 31, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Year To Date	Year To Date
	12/31/2025	12/31/2024
Revenues:	$9,016,437	$8,251,215
Operating expenses:
Salary and wages	4,108,992	4,606,806
Installation expenses	291,075	363,533
Professional fees	355,606	379,102
Equipment costs	159,323	107,884
Rent	292,145	299,183
Payroll taxes	349,723	442,342
Heath insurance	274,543	294,551
Paid time off	284,318	226,032
Other segment expenses	2,955,730	3,108,690
Total operating expenses	9,071,455	9,828,123
Operating income (loss)	(55,018)	(1,576,908)
Other income and (expense)	(3,139,478)	(3,153,658)
Net income (loss) before taxes	(3,194,496)	(4,730,566)
Benefit from (provision for) income taxes	(5,957)	29,422
Net income (loss)	$(3,200,453)	$(4,701,144)

NOTE 15 – SUBSEQUENT EVENTS

On  March 30, 2026 (the “Effective Date”), CareView Communications, Inc., the Borrower, PDL BioPharma, Inc.("PDL"), the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2026.