Form 10-Q
period 2026-03-31
CareView Communications Inc
filed 2026-05-13
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 13, 2026 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current Assets:
Cash	$1,411,435	$1,546,883
Accounts receivable	1,330,750	1,027,620
Inventory	522,955	402,766
Other current assets	166,678	234,599
Total current assets	3,431,818	3,211,868

Property and equipment, net	96,145	102,012

Other Assets:
Intangible assets, net	356,573	366,048
Operating lease right-of-use asset	727,576	753,013
Other assets, net	179,119	207,654
Total other assets	1,263,268	1,326,715
Total assets	$4,791,231	$4,640,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$336,995	$314,701
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,366,261	2,410,651
Operating lease liability	109,623	103,531
Accrued interest payable	23,698,264	22,896,139
Other current liabilities	258,125	268,259
Total current liabilities	47,469,268	46,693,281

Long-term Liabilities:
Operating lease liability, net of current portion	689,540	720,104
Deferred revenue	252,699	238,154
Other liabilities	-	3,434
Total long-term liabilities	942,239	961,692
Total liabilities	48,411,507	47,654,973

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	172,338,594	172,188,292
Accumulated deficit	(216,542,751)	(215,786,551)
Total stockholders' deficit	(43,620,276)	(43,014,378)
Total liabilities and stockholders' deficit	$4,791,231	$4,640,595

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three months ended March 31, 2026 and 2025
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Subscription-based revenue	$1,017,483	$991,792
Sales-based equipment package revenue	238,205	120,759
Sales-based software bundle revenue	935,654	1,126,796
Total revenues	2,191,342	2,239,347

Operating expenses:
Cost of equipment	19,920	40,151
Network operations	712,017	842,526
General and administration	525,272	683,188
Sales and marketing	242,531	175,147
Research and development	620,544	580,385
Depreciation and amortization	40,215	52,660
Total operating expense	2,160,499	2,374,057

Operating income (loss)	30,843	(134,710)

Other income and (expense)
Interest expense	(802,125)	(802,125)
Interest income	15,082	16,035
Total other income (expense)	(787,043)	(786,090)

Loss before taxes	(756,200)	(920,800)

Provision for income taxes	-	-

Net loss	$(756,200)	$(920,800)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three months ended March 31, 2026 and 2025
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)

Balance, December 31, 2025	583,880,748	$583,881	$172,188,292	$(215,786,551)	$(43,014,378)
Stock based compensation	-	-	150,302	-	150,302
Net loss	-	-	-	(756,200)	(756,200)

Balance, March 31, 2026	583,880,748	$583,881	$172,338,594	$(216,542,751)	$(43,620,276)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(756,200)	$(920,800)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation	15,149	29,234
Amortization of intangible assets	9,475	10,540
Amortization of deferred installation costs	15,591	12,887
Non-cash lease expense	25,437	45,973
Stock based compensation	150,302	154,732
Changes in operating assets and liabilities:
Accounts receivable	(303,130)	(443,026)
Inventory	(120,189)	34,734
Contract assets	825	12,246
Other current assets	67,921	268,990
Accounts payable	22,294	(95,116)
Accrued interest	802,125	802,125
Other current liabilities	(1,447)	(83,275)
Deferred revenue	(29,846)	490,075
Operating lease liability	(24,473)	(51,438)
Net cash flows (used in) provided by operating activities	(126,166)	267,881

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,282)	(1,082)
Net cash flows used in investing activities	(9,282)	(1,082)

Increase (decrease) in cash	(135,448)	266,799
Cash, beginning of period	1,546,883	759,266
Cash, end of period	$1,411,435	$1,026,065

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim Condensed Consolidated Financial Statements of CareView Communications, Inc. (“CareView”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 30, 2026.

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended
	March 31,
	2026	2025
Sales-based contract revenue
Equipment package (point in time)	$238,205	$120,759
Software bundle (over time)	935,654	1,126,796
Total sales-based contract revenue	1,173,859	1,247,555

Subscription-based lease revenue (over time)	1,017,483	991,792
Net revenue	$2,191,342	$2,239,347

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

During the three months ended March 31, 2026 and 2025, sales-based deferred contract liability recognized as revenue totaled $1,160,073 and $1,149,315, respectively. The table below details the sales-based contract liability activity during the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$2,648,805	$2,668,399
Additions	1,130,228	1,639,390
Transfer to revenue	(1,160,073)	(1,149,315)
Balance, end of period	$2,618,960	$3,158,474

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $2,618,960 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2026 (April through December)	$1,953,736
2027	665,224
$2,618,960

We defer and capitalize all costs associated with the installation of the CareView System into a healthcare facility until the CareView System is fully operational and accepted by the healthcare facility. Installation costs are specifically identifiable based on the amounts we are charged from third party installers or directly identifiable internal labor hours incurred for each installation. Upon acceptance, the associated costs are expensed on a straight-line basis over the life of the contract with the healthcare facility. These costs are included in network operations on the accompanying Condensed Consolidated Statements of Operations.

The table below details the activity in these deferred installation costs during the periods ended March 31, 2026 and 2025, included in other assets in the accompanying unaudited Condensed Consolidated Balance Sheets.

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$101,541	$87,888
Additions	—	18,727
Transfer to expense	(15,591)	(12,887)
Balance, end of period	$85,950	$93,728

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 57 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 66,676,835 and 66,975,835 on March 31, 2026 and 2025, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. For 2026, the 66,676,835 potential common shares consist of 65,426,835 stock options and 1,250,000 warrants, compared to 66,975,835 potential  common shares in 2025, which consisted of 65,725,835 stock options and 1,250,000 warrants.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this standard in its 2025 annual period on a prospective basis. The adoption enhances the Company’s income tax disclosures by increasing detail and transparency, but did not affect the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements, as the Company has no outstanding convertible debt instruments.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Upon adoption, the standard did not have a material impact on the Company's financial statements.

There was no impact on our Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its Condensed Consolidated Financial Statements.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Condensed Consolidated Financial Statements for the period ended March 31, 2026. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying Condensed Consolidated Financial Statements.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the issuance of these financial statements (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. At the three months ended March 31, 2026, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, the Company had a working capital deficit of $44,037,450. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2025	1,250,000	$0.01 - $0.03	$0.014	4.0
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at March 31, 2026	1,250,000	$0.01 - $0.03	$0.014	3.7

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

At  March 31, 2026, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 5,000,000 shares have been issued with 2,697,499 remaining outstanding under the 2015 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,615,945 remaining outstanding under the 2016 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,401,333 remaining outstanding under the 2020 Plan and Plan Options to purchase 23,931,058 shares have been issued with 23,712,058 remaining outstanding under the 2024 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 292.5% to 294.3%, an expected term of 6 years, a risk-free interest rate of 3.75%, and an expected dividend yield of 0%. The underlying stock price at the grant date ranged from $0.02 to $0.03, and the exercise price ranged from $0.02 to $0.03 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2025	65,715,835	$0.06	5.6	$—
Granted	41,000	0.03	9.8	—
Forfeited/Expired	(330,000)	0.16	—	—
Exercised	—	—	—	—
Balance at March 31, 2026	65,426,835	$0.07	5.7	$660
Vested and Exercisable at March 31, 2026	55,149,882	$0.06	4.9	$—

Share-based compensation expense for Options charged to our operating results for the three months ended March 31, 2026, and 2025 were $150,302 and $154,732 respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At March 31, 2026, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $561,590, which is expected to be recognized over a weighted-average period of 0.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Prepaid insurance	$81,719	$145,994
Other prepaid expenses	84,959	88,605
TOTAL OTHER CURRENT ASSETS	$166,678	$234,599

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Mobile cart units	$99,074	$44,398
Portable units	172,901	131,856
Equipment components	250,980	226,512
TOTAL INVENTORY	$522,955	$402,766

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Network equipment	$8,460,494	$8,460,494
Office equipment	167,594	167,594
Vehicles	133,616	133,616
Test equipment	136,100	136,100
Furniture	92,097	92,097
Warehouse equipment	17,409	17,409
Leasehold improvements	14,403	5,121
	9,021,713	9,012,431
Less: accumulated depreciation	(8,925,568)	(8,910,419)
TOTAL PROPERTY AND EQUIPMENT, NET	$96,145	$102,012

Depreciation expense for the three months ended March 31, 2026 and 2025 was $15,149 and $29,234, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	March 31, 2026
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$556,141	$339,648
Other intangible assets	42,386	25,461	16,925
TOTAL INTANGIBLE ASSETS	$938,175	$581,602	$356,573

	December 31, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$547,319	$348,470
Other intangible assets	42,386	24,808	17,578
TOTAL INTANGIBLE ASSETS	$938,175	$572,127	$366,048

Amortization expense for the three months ended March 31, 2026 and 2025 was $9,475 and $10,540 respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	March 31, 2026
	Cost	Accumulated Amortization	Net
Deferred installation costs	$186,838	$100,887	$85,951
Deferred clinical training costs	1,920	1,298	622
Deferred sales commissions	261,282	225,789	35,493
Prepaid license fee	249,999	239,070	10,929
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$746,163	$567,044	$179,119

	December 31, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$186,838	$85,297	$101,541
Deferred clinical training costs	1,920	1,138	782
Deferred sales commissions	248,827	204,647	44,180
Prepaid license fee	249,999	234,972	15,027
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$733,708	$526,054	$207,654

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Allowance for system removal	$54,802	$54,802
Accrued paid time off	79,917	26,048
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	73,878	137,881
TOTAL OTHER CURRENT LIABILITIES	$258,125	$268,259

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On  December 31, 2025 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment to Credit Agreement”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to  March 31, 2026.

On   March 30, 2026 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to  June 30, 2026. The note payable balance of $20,700,000 ($700,000 is due to related parties) as of March 31, 2026, remains unchanged from prior periods. The associated interest continues to accrue on a straight-line monthly basis.

Accounting Treatment

On March 30, 2026 the Company entered into the Fourteenth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 57 months.

On May 8, 2025 we entered into the Fifth Amendment to Commercial Lease Agreement, extending the term of the Lease until December 31, 2030 ("New Expiration Date"). We have concluded the Fifth Amendment to Commercial Lease Agreement qualifies as a lease modification (renewal) under ASC 842. As a result of the modification, The Company has remeasured the lease liability and right-of-use (ROU) asset as of the effective date of the amendment. The Company’s weighted average remaining lease term is approximately 4.75 years, and the weighted average discount rate applied in the calculation of the lease liability was approximately 12.5%.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease, which continues as an operating lease. Rent expense for the three months ended March 31, 2026 and 2025 totaled $79,073 and $69,306, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the Condensed Consolidated Balance Sheets as of March 31, 2026, for the following five fiscal years and thereafter as follows:

Quarter ending	Operating
March 31, 2026	Leases
Remaining 2026	161,948
2027	224,567
2028	233,550
2029	242,892
2030	252,608
Total minimum lease payments	$1,115,565
Less effects of discounting	(316,402)
Present value of future minimum lease payments	$799,163

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three months ended March 31, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:	$2,191,342	$2,239,347
Operating expenses:
Salary and wages	956,421	1,042,283
Installation expenses	60,102	79,874
Professional fees	58,173	152,162
Equipment costs	19,920	40,151
Rent	79,073	69,306
Health insurance	81,938	75,463
Paid time off	78,298	84,568
Other segment expenses	826,574	830,250
Total operating expenses	2,160,499	2,374,057
Operating income (loss)	30,843	(134,710)
Other income and (expense)	(787,043)	(786,090)
Net Income (loss)	$(756,200)	$(920,800)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. The reported results will not necessarily reflect future results of operations or financial condition.

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

Summary of Product and Service Usage

Our contracts typically include multiple combinations of our products, software solutions, and related services with multiple payment options. Customers can continue to lease our equipment under our subscription model or can purchase our equipment upfront under our sales-based contract model with an auto-renewal at the end of each contract period. The new sales-based contract offers our customers the flexibility of capitalizing on their investment, which in turn, replenishes our cash reserves. For the years ended December 31, 2025, and 2024, the Company executed sales-based contracts in approximate aggregated amounts of $2,533,000 and $761,000, respectively.

Results of Operations

Three months ended March 31, 2026, compared to three months ended March 31, 2025

	Three months ended
	March 31,
	2026	2025	Change
	(000 ’s)
Revenue	$2,191	$2,239	$(48)
Operating expenses	$2,160	2,374	(214)
Operating income (loss)	31	(135)	166
Other, net	(787)	(786)	(1)
Net loss	$(756)	$(921)	$165

Revenue

Revenue decreased approximately $48,000 for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was driven by lower first year software bundle revenue recognition.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	March 31,
	2026	2025
Human resource costs, including benefits and non-cash compensation	64%	62%
Professional and consulting costs	3%	7%
Depreciation and amortization	1%	2%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	10%
Travel and entertainment expense	1%	1%
Other expenses	22%	18%

Operating expenses decreased by a net 9% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(92)
Depreciation and amortization	(15)
Other product deployment costs, excluding human resources and travel and entertainment expense	(43)
Professional and consulting costs	(98)
Travel and entertainment expense	(1)
Other expenses	36
$(213)

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $92,000 due to less employees for the quarter ended March 31, 2026 as compared to the three months ending March 31, 2025. Depreciation and amortization costs decreased by approximately $15,000 due to assets becoming fully depreciated and amortized. Product deployment costs decreased approximately $43,000 due to decrease in installation and training expenses. Professional and consulting costs decreased by approximately $98,000, primarily due to the cancellation of two 1099 contractor agreements. Travel and entertainment costs decreased approximately $1,000 due to less corporate travel. Other expenses increased by approximately $36,000, primarily due to R&D costs associated with the new Gen 6 software licenses and related research and development activities.

Other, net

Other non-operating income and expense increased by approximately $1,000, or 0.1%, for the three months ended March 31, 2026 in comparison to the same period in 2025 due to lower money market interest rate.

Net Loss

As a result of the factors above, our first quarter 2026 net loss of approximately $756,000, decreased approximately $165,000, or 18%, as compared to approximately $921,000 net loss for the first quarter of 2025.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended March 31, 2026, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before May 12, 2027.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2026, the Company had an accumulated deficit of $216,542,751, income from operations of $30,843, net cash used in operating activities of $126,166 and an ending cash balance of $1,411,435.

As of March 31, 2026, the Company had a working capital deficit of $44,037,450 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through May 12, 2027.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 30, 2026 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2026.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this standard in its 2025 annual period on a prospective basis. The adoption enhances the Company’s income tax disclosures by increasing detail and transparency, but did not affect the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements, as the Company has no outstanding convertible debt instruments.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. A reduction in the need for extensive forecasting has been established and allows all entities to assume that conditions will persist at balance sheet date for the remaining life of those current assets. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Upon adoption, the standard did not have a material impact on the Company's financial statements.

There was no impact on our Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company has evaluated ASU No. 2023-06 and does not expect it to impact its Condensed Consolidated Financial Statements.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Condensed Consolidated Financial Statements for the period ended March 31, 2026. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying Condensed Consolidated Financial Statements.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that, due to a material weakness in internal control over financial reporting related to technical accounting matters, our disclosure controls and procedures were not effective as of March 31, 2026. Notwithstanding this material weakness, management believes that the Condensed Consolidated Financial Statements included in this report present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

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

Management, under the supervision and with the participation of our Chief Executive Officer, Steve G. Johnson, and our principal financial and chief accounting officer, Jason T. Thompson, evaluated the effectiveness of the Company’s ICFR as of March 31, 2026. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s ICFR was not effective as of March 31, 2026 due to the existence of a material weakness in internal control over financial reporting described below.

Notwithstanding the identified material weakness, management performed additional procedures to conclude that the Condensed Consolidated Financial Statements included in this Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2026 due to the existence of the material weakness in technical accounting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	May 13, 2026	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	May 13, 2026	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	May 13, 2026	Certifications under Section 906*
101.INS	n/a	Inline XBRL Instance Document*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2026

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer