Form 10-Q
period 2026-06-30
CareView Communications Inc
filed 2026-08-12
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 12, 2026 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current Assets:
Cash	$1,919,758	$1,546,883
Accounts receivable	1,747,133	1,027,620
Inventory	542,940	402,766
Other current assets	327,534	234,599
Total current assets	4,537,365	3,211,868

Property and equipment, net	101,296	102,012

Other Assets:
Intangible assets, net	347,539	366,048
Operating lease right-of-use asset	701,222	753,013
Other assets, net	207,716	207,654
Total other assets	1,256,477	1,326,715
Total assets	$5,895,138	$4,640,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$362,459	$314,701
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,775,477	2,410,651
Operating lease liability	115,942	103,531
Accrued interest payable	24,500,389	22,896,139
Other current liabilities	370,791	268,259
Total current liabilities	48,825,058	46,693,281

Long-term Liabilities:
Operating lease liability, net of current portion	657,830	720,104
Deferred revenue	164,580	238,155
Other liabilities	-	3,433
Total long-term liabilities	822,410	961,692
Total liabilities	49,647,468	47,654,973

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	172,490,203	172,188,292
Accumulated deficit	(216,826,414)	(215,786,551)
Total stockholders' deficit	(43,752,330)	(43,014,378)
Total liabilities and stockholders' deficit	$5,895,138	$4,640,595

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and six months ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Subscription-based revenue	$995,372	$972,391	$2,012,856	$1,964,183
Sales-based equipment package revenue	908,271	367,533	1,146,477	488,292
Sales-based software bundle revenue	942,830	1,039,122	1,878,481	2,165,918
Total revenues	2,846,473	2,379,046	5,037,814	4,618,393

Operating expenses:
Cost of equipment	150,547	38,250	170,466	78,401
Network operations	757,004	748,352	1,469,020	1,590,878
General and administration	477,174	627,785	1,002,447	1,310,973
Sales and marketing	289,297	176,395	531,827	351,542
Research and development	629,504	547,061	1,250,049	1,127,446
Depreciation and amortization	35,980	42,432	76,194	95,092
Total operating expense	2,339,506	2,180,275	4,500,003	4,554,332

Operating income	506,967	198,771	537,811	64,061

Other income and (expense)
Interest expense	(802,125)	(802,125)	(1,604,250)	(1,604,250)
Interest income	11,495	14,644	26,576	30,679
Total other income (expense)	(790,630)	(787,481)	(1,577,674)	(1,573,571)

Loss before taxes	(283,663)	(588,710)	(1,039,863)	(1,509,510)

Provision for income taxes	-	-	-	-

Net loss	$(283,663)	$(588,710)	$(1,039,863)	$(1,509,510)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748	583,880,748	583,880,748

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and six months ended June 30, 2026 and 2025
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)
Stock based compensation	-	-	156,002	-	156,002
Net loss	-	-	-	(588,710)	(588,710)

Balance, June 30, 2025	583,880,748	$583,881	$171,878,684	$(214,095,608)	$(41,633,043)

Balance, December 31, 2025	583,880,748	$583,881	$172,188,292	$(215,786,551)	$(43,014,378)
Stock based compensation	-	-	150,302	-	150,302
Net loss	-	-	-	(756,200)	(756,200)

Balance, March 31, 2026	583,880,748	$583,881	$172,338,594	$(216,542,751)	$(43,620,276)
Stock based compensation	-	-	151,609	-	151,609
Net loss	-	-	-	(283,663)	(283,663)

Balance, June 30, 2026	583,880,748	$583,881	$172,490,203	$(216,826,414)	$(43,752,330)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,039,863)	$(1,509,510)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	28,992	53,874
Amortization of intangible assets	18,509	28,533
Amortization of deferred installation costs	28,692	21,203
Non-cash lease expense	51,790	135,398
Stock based compensation	301,911	310,734
Changes in operating assets and liabilities:
Accounts receivable	(719,512)	(514,610)
Inventory	(140,174)	53,755
Contract assets	(36,327)	3,352
Other current assets	(92,935)	136,966
Accounts payable	47,758	(143,583)
Accrued interest	1,604,250	1,604,250
Other current liabilities	109,144	117,666
Deferred revenue	291,251	856,030
Operating lease liability	(49,863)	(146,327)
Net cash flows provided by operating activities	403,623	1,007,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,748)	(4,387)
Net cash flows used in investing activities	(30,748)	(4,387)

Increase in cash	372,875	1,003,344
Cash, beginning of period	1,546,883	759,266
Cash, end of period	$1,919,758	$1,762,610

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following its assessment, the Company reports revenue from services provided under such contracts on a gross basis. This decision is justified by the Company's primary responsibility to fulfill the contractual obligations, including delivery and installation of equipment and software, training, and its control over other services within the contract period. Furthermore, the Company directly sets the contract price with its customers based on the services outlined in the statement of work. As the Company is responsible for fulfilling this promise and maintains control, the Company is acting as the principal.

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales-based contract revenue
Equipment package (point in time)	$908,271	$367,533	$1,146,477	$488,292
Software bundle (over time)	942,830	1,039,122	1,878,481	2,165,918
Total sales-based contract revenue	1,851,101	1,406,655	3,024,958	2,654,210

Subscription-based lease revenue (over time)	995,372	972,391	2,012,856	1,964,183
Net revenue	$2,846,473	$2,379,046	$5,037,814	$4,618,393

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

During the three and six months ended June 30, 2026 and 2025, sales-based deferred contract liability recognized as revenue totaled $1,775,100 and $2,935,173 for 2026, and $1,341,128 and $2,472,381 for 2025, respectively. The table below details the sales-based contract liability activity during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$2,618,960	$3,158,474	$2,648,805	$2,668,399
Additions	2,096,197	1,707,083	3,226,425	3,328,411
Transfer to revenue	(1,775,100)	(1,341,128)	(2,935,173)	(2,472,381)
Balance, end of period	$2,940,057	$3,524,429	$2,940,057	$3,524,429

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $2,940,057 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2026 (July through December)	$1,616,742
2027	1,323,315
$2,940,057

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

The table below details the activity in these deferred installation costs during the periods ended June 30, 2026 and 2025, included in other assets in the accompanying unaudited Condensed Consolidated Balance Sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$85,950	$93,728	$101,541	$87,888
Additions	43,884	32,545	43,884	51,272
Transfer to expense	(13,102)	(8,316)	(28,693)	(21,203)
Balance, end of period	$116,732	$117,957	$116,732	$117,957

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 54 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 66,731,835 and 67,206,835 on June 30, 2026 and 2025, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. For 2026, the 66,731,835 potential common shares consist of 65,481,835 stock options and 1,250,000 warrants, compared to 67,206,835 potential common shares in 2025, which consisted of 65,956,835 stock options and 1,250,000 warrants.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025, on a prospective basis. The adoption enhanced the Company’s income tax disclosures by increasing the level of detail and transparency but did not affect the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements because the Company had no outstanding convertible debt instruments upon adoption.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. The amendments simplify the measurement of expected credit losses for current accounts receivable and current contract assets by permitting entities to assume that current conditions as of the balance sheet date persist throughout the remaining contractual term of those assets, thereby reducing the need for complex forecasting. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this guidance on January 1, 2026. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

There was no impact on our Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company is currently evaluating ASU No. 2023-06 and does not expect it to impact its Condensed Consolidated Financial Statements.

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update enhances disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The effective date for these amendments, as clarified by ASU 2025-01, is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 1 of our Condensed Consolidated Financial Statements for the period ended June 30, 2026. We do not expect the adoption of recently issued accounting standards to have a material effect on our accompanying Condensed Consolidated Financial Statements.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the issuance of these financial statements (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. At the six months ended June 30, 2026, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, the Company had a working capital deficit of $44,287,693. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2025	1,250,000	$0.01 - $0.03	$0.014	4.0
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at June 30, 2026	1,250,000	$0.01 - $0.03	$0.014	3.5

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

At June 30, 2026, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 5,000,000 shares have been issued with 2,697,499 remaining outstanding under the 2015 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,615,945 remaining outstanding under the 2016 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,401,333 remaining outstanding under the 2020 Plan and Plan Options to purchase 23,820,391 shares have been issued with 23,767,058 remaining outstanding under the 2024 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 290.5% to 294.3%, an expected term of 6 years, a risk-free interest rate of 3.92%, and an expected dividend yield of 0%. The underlying stock price at the grant date ranged from $0.02 to $0.06, and the exercise price ranged from $0.02 to $0.06 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2025	65,715,835	$0.06	5.6	$104,475
Granted	106,000	0.04	9.7	—
Forfeited/Expired	(340,000)	0.16	—	—
Exercised	—	—	—	—
Balance at June 30, 2026	65,481,835	$0.06	5.4	$527,715
Vested and Exercisable at June 30, 2026	55,263,216	$0.06	4.7	$524,225

During the three and six months ended June 30, 2026 and 2025, share-based compensation expense for options were $151,609 and $301,911 for 2026, and $156,002 and $310,734 for 2025, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At June 30, 2026, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $412,590, which is expected to be recognized over a weighted-average period of 0.7 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$268,448	$145,994
Other prepaid expenses	59,086	88,605
TOTAL OTHER CURRENT ASSETS	$327,534	$234,599

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Mobile cart units	$33,968	$44,398
Portable units	116,978	131,856
Equipment components	391,994	226,512
TOTAL INVENTORY	$542,940	$402,766

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Network equipment	$8,263,990	$8,460,494
Office equipment	173,007	167,594
Vehicles	121,942	133,616
Test equipment	136,100	136,100
Furniture	92,097	92,097
Warehouse equipment	17,409	17,409
Leasehold improvements	14,403	5,121
	8,818,948	9,012,431
Less: accumulated depreciation	(8,717,652)	(8,910,419)
TOTAL PROPERTY AND EQUIPMENT, NET	$101,296	$102,012

Depreciation expense for the three and six months ended June 30, 2026 and 2025 was $13,843 and $28,992 for 2026, and $24,640 and $53,874 for 2025, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	June 30, 2026
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$564,522	$331,267
Other intangible assets	42,386	26,114	16,272
TOTAL INTANGIBLE ASSETS	$938,175	$590,636	$347,539

	December 31, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$547,319	$348,470
Other intangible assets	42,386	24,808	17,578
TOTAL INTANGIBLE ASSETS	$938,175	$572,127	$366,048

Amortization expense for the three and six months ended June 30, 2026 and 2025 was $9,034 and $18,509 for 2026, and $17,993 and $28,533 for 2025, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	June 30, 2026
	Cost	Accumulated Amortization	Net
Deferred installation costs	$230,721	$113,989	$116,732
Deferred clinical training costs	1,920	1,459	461
Deferred sales commissions	281,599	244,031	37,568
Prepaid license fee	249,999	243,168	6,831
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$810,363	$602,647	$207,716

	December 31, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$186,838	$85,297	$101,541
Deferred clinical training costs	1,920	1,138	782
Deferred sales commissions	248,827	204,647	44,180
Prepaid license fee	249,999	234,972	15,027
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$733,708	$526,054	$207,654

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Allowance for system removal	$54,802	$54,802
Accrued paid time off	10,173	26,048
Deferred officer compensation (1)	49,528	49,528
Other accrued liabilities	256,288	137,881
TOTAL OTHER CURRENT LIABILITIES	$370,791	$268,259

(1)	Remaining salary payable for Steve Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On June 30, 2026 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to September 30, 2026. The note payable balance of $20,700,000 ($700,000 is due to related parties) as of June 30, 2026, remains unchanged from prior periods. The associated interest continues to accrue on a straight-line monthly basis.

Accounting Treatment

On June 30, 2026 the Company entered into the Fifteenth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 54 months.

On May 8, 2025 we entered into the Fifth Amendment to Commercial Lease Agreement, extending the term of the Lease until December 31, 2030 ("New Expiration Date"). We have concluded the Fifth Amendment to Commercial Lease Agreement qualifies as a lease modification (renewal) under ASC 842. As a result of the modification, The Company has remeasured the lease liability and right-of-use (ROU) asset as of the effective date of the amendment. The Company’s weighted average remaining lease term is approximately 4.5 years, and the weighted average discount rate applied in the calculation of the lease liability was approximately 12.5%.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease, which continues as an operating lease. Rent expense for the six months ended June 30, 2026 and 2025 totaled $156,699 and $144,140, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the Condensed Consolidated Balance Sheets as of June 30, 2026, for the following five fiscal years and thereafter as follows:

Period Ending	Operating
June 30, 2026	Leases
Remaining 2026	107,965
2027	224,567
2028	233,550
2029	242,892
2030	252,608
Total minimum lease payments	$1,061,582
Less effects of discounting	(287,810)
Present value of future minimum lease payments	$773,772

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three and six months ended June 30, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:	$2,846,473	$2,379,046	$5,037,814	$4,618,393
Operating expenses:
Salary and wages	1,001,101	1,008,977	1,957,524	2,051,261
Installation expenses	82,433	74,939	142,535	154,813
Professional fees	84,858	110,452	143,030	262,614
Equipment costs	150,547	38,250	170,466	78,401
Rent	77,624	74,834	156,699	144,140
Health insurance	69,127	80,437	154,011	138,383
Paid time off	35,238	45,574	113,537	130,142
Other segment expenses	838,578	746,812	1,662,201	1,594,578
Total operating expenses	2,339,506	2,180,275	4,500,003	4,554,332
Operating income (loss)	506,967	198,771	537,811	64,061
Other income and (expense)	(790,630)	(787,481)	(1,577,674)	(1,573,571)
Net Income (loss)	$(283,663)	$(588,710)	$(1,039,863)	$(1,509,510)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2026.

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

Results of Operations

Three months ended June 30, 2026, compared to three months ended June 30, 2025

	Three months ended
	June 30,
	2026	2025	Change
	(000 ’s)
Revenue	$2,846	$2,379	$467
Operating expenses	$2,339	2,180	159
Operating income (loss)	507	199	308
Other, net	(790)	(787)	(3)
Net loss	$(283)	$(588)	$(305)

Revenue

Revenue increased approximately $467,000 for the three months ended June 30, 2026, as compared to the same period in 2025. The increase was driven by new customer sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	June 30,
	2026	2025
Human resource costs, including benefits and non-cash compensation	60%	66%
Professional and consulting costs	4%	7%
Depreciation and amortization	1%	1%
Other product deployment costs, excluding human resources and travel and entertainment costs	13%	8%
Travel and entertainment expense	1%	1%
Other expenses	21%	17%

Operating expenses increased by a net 7% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$(38)
Depreciation and amortization	(11)
Other product deployment costs, excluding human resources and travel and entertainment expense	132
Professional and consulting costs	(55)
Travel and entertainment expense	—
Other expenses	131
$159

Human resource related costs (including salaries and benefits and non-cash compensation) decreased approximately $38,000 due to employee turnovers for the quarter ended June 30, 2026 as compared to the three months ending June 30, 2025. Depreciation and amortization costs decreased by approximately $11,000 due to assets becoming fully depreciated and amortized. Product deployment costs increased approximately $132,000 due to increase in inventory. Professional and consulting costs decreased by approximately $55,000, primarily due to professional fees being current. Travel and entertainment costs remained flat. Other expenses increased by approximately $131,000, primarily due to R&D costs associated with the new Gen 6 software licenses and related research and development activities along with costs of insurance, particularly cyber.

Other, net

Other non-operating income and expense increased by approximately $3,000, or 0.4%, for the three months ended June 30, 2026 in comparison to the same period in 2025 due to lower money market interest rate.

Net Loss

As a result of the factors above, our second quarter 2026 net loss of approximately $283,000, decreased approximately $305,000, or 52%, as compared to approximately $588,000 net loss for the second quarter of 2025.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

	Six months ended
	June 30,
	2026	2025	Change
	(000 ’s)
Revenue	$5,037	$4,618	$419
Operating expenses	$4,500	4,554	(54)
Operating income (loss)	537	64	473
Other, net	(1,577)	(1,573)	(4)
Net loss	$(1,040)	$(1,509)	$(469)

Revenue

Revenue increased approximately $419,000 for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was driven by new customer sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six months ended
	June 30,
	2026	2025
Human resource costs, including benefits and non-cash compensation	63%	65%
Professional and consulting costs	4%	8%
Depreciation and amortization	1%	1%
Other product deployment costs, excluding human resources and travel and entertainment costs	10%	8%
Travel and entertainment expense	1%	1%
Other expenses	21%	17%

Other, net

Other non-operating income and expense increased by approximately $4,000, or 0.3%, for the six months ended June 30, 2026 in comparison to the same period in 2025 due to lower money market interest rate.

Net Loss

As a result of the factors above, our six-month ending June 30, 2026 net loss of approximately $1,040,000, decreased approximately $469,000, or 31%, as compared to approximately $1,509,000 net loss for the same period in 2025.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended June 30, 2026, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before August 12, 2027.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2026, the Company had an accumulated deficit of $216,826,414, income from operations of $537,811, net cash provided by operating activities of $403,623 and an ending cash balance of $1,919,758.

As of June 30, 2026, the Company had a working capital deficit of $44,287,693 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through August 12, 2027.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 30, 2026 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and six months ended June 30, 2026.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency and usefulness of income tax disclosures. Investors, lenders, and creditors have indicated that current disclosures do not provide enough detailed information to assess how a company's operations, tax risks, and planning affect its tax rate and future cash flows. The requirements take effect for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025, on a prospective basis. The adoption enhanced the Company’s income tax disclosures by increasing the level of detail and transparency but did not affect the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the criteria for determining when a settlement of convertible debt should be accounted for as an induced conversion. The guidance applies only to conversions involving the full issuance of equity securities as originally specified in the debt terms and includes additional clarifications to aid in application. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements because the Company had no outstanding convertible debt instruments upon adoption.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which amends how entities estimate expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under ASC 606. The amendments simplify the measurement of expected credit losses for current accounts receivable and current contract assets by permitting entities to assume that current conditions as of the balance sheet date persist throughout the remaining contractual term of those assets, thereby reducing the need for complex forecasting. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this guidance on January 1, 2026. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

There was no impact on our Condensed Consolidated Financial Statements from recently adopted accounting standards.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 SEC disclosures identified in SEC Release No. 33-10532 (issued August 17, 2018). This ASU updates disclosure and presentation requirements across various Codification Topics and applies to all entities within the scope of those Topics, unless specified otherwise. The amendments are to be applied prospectively. For public business entities, each amendment becomes effective when the related SEC disclosure is removed from Regulation S-X or S-K; early adoption is not permitted. The Company is currently evaluating ASU No. 2023-06 and does not expect it to impact its Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This update enhances disclosures about public business entity’s expenses, responding to investor requests for more detailed information on components such as inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions (e.g., cost of sales, SG&A, and R&D). These amendments are expected to provide investors with a clearer understanding of an entity’s expenses, helping them assess performance, forecast future expenses, and evaluate cash flow prospects. The effective date for these amendments, as clarified by ASU 2025-01, is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 1 of our Condensed Consolidated Financial Statements for the period ended June 30, 2026. We do not expect the adoption of recently issued accounting standards to have a material effect on our accompanying Condensed Consolidated Financial Statements.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that, due to a material weakness in internal control over financial reporting related to technical accounting matters, our disclosure controls and procedures were not effective as of June 30, 2026. Notwithstanding this material weakness, management believes that the Condensed Consolidated Financial Statements included in this report present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

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

Management, under the supervision and with the participation of our Chief Executive Officer, Steve G. Johnson, and our principal financial and chief accounting officer, Jason T. Thompson, evaluated the effectiveness of the Company’s ICFR as of June 30, 2026. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s ICFR was not effective as of June 30, 2026 due to the existence of a material weakness in internal control over financial reporting described below.

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

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2026 due to the existence of the material weakness in technical accounting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	August 12, 2026	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 12, 2026	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	August 12, 2026	Certifications under Section 906*
101.INS	n/a	Inline XBRL Instance Document*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2026

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer