Form 10-Q
period 2026-09-30
CareView Communications Inc
filed 2026-11-12
CIK 1377149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 12, 2026 was 583,880,748.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current Assets:
Cash	$1,934,884	$1,546,883
Accounts receivable	1,407,382	1,027,620
Inventory	547,718	402,766
Other current assets	265,385	234,599
Total current assets	4,155,369	3,211,868

Property and equipment, net	91,323	102,012

Other Assets:
Intangible assets, net	338,944	366,048
Operating lease right-of-use asset	673,918	753,013
Other assets, net	269,343	207,654
Total other assets	1,282,205	1,326,715
Total assets	$5,528,897	$4,640,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$356,201	$314,701
Notes payable	20,000,000	20,000,000
Notes payable - related parties	700,000	700,000
Deferred revenue	2,511,508	2,410,651
Operating lease liability	122,498	103,531
Accrued interest payable	25,302,514	22,896,139
Other current liabilities	283,953	268,259
Total current liabilities	49,276,674	46,693,281

Long-term Liabilities:
Operating lease liability, net of current portion	624,934	720,104
Deferred revenue	247,542	238,155
Other liabilities	-	3,433
Total long-term liabilities	872,476	961,692
Total liabilities	50,149,150	47,654,973

Stockholders' Deficit:

Preferred stock - par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 800,000,000 shares authorized; 583,880,748 issued and outstanding	583,881	583,881
Additional paid in capital	172,642,641	172,188,292
Accumulated deficit	(217,846,775)	(215,786,551)
Total stockholders' deficit	(44,620,253)	(43,014,378)
Total liabilities and stockholders' deficit	$5,528,897	$4,640,595

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Subscription-based revenue	$988,276	$993,107	$3,001,133	$2,957,290
Sales-based equipment package revenue	282,797	114,136	1,434,404	784,256
Sales-based software bundle revenue	906,429	957,292	2,779,780	2,941,382
Total revenues	2,177,502	2,064,535	7,215,317	6,682,928

Operating expenses:
Cost of equipment	50,529	24,309	220,996	102,709
Network operations	876,759	662,884	2,345,779	2,253,763
General and administration	469,544	501,881	1,471,991	1,812,852
Sales and marketing	291,636	362,742	823,463	714,286
Research and development	680,184	610,113	1,930,233	1,737,558
Depreciation and amortization	37,630	35,073	113,824	130,166
Total operating expense	2,406,282	2,197,002	6,906,286	6,751,334

Operating income (loss)	(228,780)	(132,467)	309,031	(68,406)

Other income and (expense)
Interest expense	(802,125)	(802,125)	(2,406,375)	(2,406,375)
Interest income	10,544	20,378	37,120	51,057
Total other income (expense)	(791,581)	(781,747)	(2,369,255)	(2,355,318)

Loss before taxes	(1,020,361)	(914,214)	(2,060,224)	(2,423,724)

Provision for income taxes	-	-	-	-

Net loss	$(1,020,361)	$(914,214)	$(2,060,224)	$(2,423,724)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic, and diluted	583,880,748	583,880,748	583,880,748	583,880,748

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE three and nine months ended September 30, 2026 and 2025
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	583,880,748	$583,881	$171,567,950	$(212,586,098)	$(40,434,267)
Stock based compensation	-	-	154,732	-	154,732
Net loss	-	-	-	(920,800)	(920,800)

Balance, March 31, 2025	583,880,748	$583,881	$171,722,682	$(213,506,898)	$(41,200,335)
Stock based compensation	-	-	156,002	-	156,002
Net loss	-	-	-	(588,710)	(588,710)

Balance, June 30, 2025	583,880,748	$583,881	$171,878,684	$(214,095,608)	$(41,633,043)
Stock based compensation	-	-	155,567	-	155,567
Net loss	-	-	-	(914,214)	(914,214)

Balance, September 30, 2025	583,880,748	$583,881	$172,034,251	$(215,009,822)	$(42,391,690)

Balance, December 31, 2025	583,880,748	$583,881	$172,188,292	$(215,786,551)	$(43,014,378)
Stock based compensation	-	-	150,302	-	150,302
Net loss	-	-	-	(756,200)	(756,200)

Balance, March 31, 2026	583,880,748	$583,881	$172,338,594	$(216,542,751)	$(43,620,276)
Stock based compensation	-	-	151,609	-	151,609
Net loss	-	-	-	(283,663)	(283,663)

Balance, June 30, 2026	583,880,748	$583,881	$172,490,203	$(216,826,414)	$(43,752,330)
Stock based compensation	-	-	152,438	-	152,438
Net loss	-	-	-	(1,020,361)	(1,020,361)

Balance, September 30, 2026	583,880,748	$583,881	$172,642,641	$(217,846,775)	$(44,620,253)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,060,224)	$(2,423,724)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	43,270	68,450
Amortization of intangible assets	27,104	30,945
Amortization of deferred installation costs	43,450	27,886
Amortization of deferred clinical training costs	480	480
Non-cash lease expense	79,095	158,763
Stock based compensation	454,349	466,301
Changes in operating assets and liabilities:
Accounts receivable	(379,762)	(47,890)
Inventory	(144,952)	(7,484)
Contract assets	(117,914)	15,912
Other current assets	(18,490)	169,584
Accounts payable	41,500	(216,063)
Accrued interest	2,406,375	2,406,375
Other current liabilities	12,259	49,179
Deferred revenue	110,245	414,007
Operating lease liability	(76,203)	(135,846)
Net cash flows provided by operating activities	420,582	976,875

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,581)	(4,865)
Net cash flows used in investing activities	(32,581)	(4,865)

Increase in cash	388,001	972,010
Cash, beginning of period	1,546,883	759,266
Cash, end of period	$1,934,884	$1,731,276

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Right of use leased asset acquired via operating lease liability	-	812,417

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). For our subscription service contracts, we have elected to apply the practical expedient in ASC 606-10-55-18 related to invoicing, as we have the right to consideration from our customers in an amount that corresponds directly with the value to the customer of our performance completed to date. Accordingly, revenue is recognized as services are performed in the amount that the Company has a right to invoice, as further discussed below.

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

Disaggregation of Revenue

The following presents net revenues disaggregated by our business models:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales-based contract revenue
Equipment package (point in time)	$282,797	$114,136	$1,434,404	$784,256
Software bundle (over time)	906,429	957,292	2,779,780	2,941,382
Total sales-based contract revenue	1,189,226	1,071,428	4,214,184	3,725,638

Subscription-based lease revenue (over time)	988,276	993,107	3,001,133	2,957,290
Net revenue	$2,177,502	$2,064,535	$7,215,317	$6,682,928

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

During the three and nine months ended September 30, 2026 and 2025, sales-based deferred contract liability recognized as revenue totaled $906,429 and $2,779,780 for 2026, and $957,292 and $2,941,382 for 2025, respectively. The table below details the sales-based contract liability activity during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$2,940,057	$3,524,429	$2,648,805	$2,668,399
Additions	725,422	515,268	2,890,025	3,355,388
Transfer to revenue	(906,429)	(957,292)	(2,779,780)	(2,941,382)
Balance, end of period	$2,759,050	$3,082,405	$2,759,050	$3,082,405

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, the aggregate amount of deferred revenue from subscription-based contracts and sales-based contracts allocated to performance obligations that are unsatisfied or partially satisfied is $2,759,050 and will be recognized into revenue over time as follows:

Years Ending December 31,	Amount
2026 (October through December)	$888,990
2027	1,700,483
Thereafter	169,577
$2,759,050

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

The table below details the activity in these deferred installation costs during the periods ended September 30, 2026 and 2025, included in other assets in the accompanying unaudited Condensed Consolidated Balance Sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$116,732	$117,957	$101,541	$87,888
Additions	57,364	5,123	101,248	53,335
Transfer to expense	(14,757)	(9,743)	(43,450)	(27,886)
Balance, end of period	$159,339	$113,337	$159,339	$113,337

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

Leases

The Company has an operating lease primarily consisting of office space with a remaining lease term of 51 months. At the lease commencement date, an operating lease liability and related operating lease asset are recognized. The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases.

Debt Modifications

The Company evaluates each modification or exchange of its debt agreements to determine whether the transaction constitutes a troubled debt restructuring ("TDR") under ASC 470-60, Debt—Troubled Debt Restructurings by Debtors. A modification or exchange constitutes a TDR when the Company is experiencing financial difficulty, and the creditor grants a concession that it would not otherwise consider. In evaluating whether a creditor has granted a concession, the Company considers whether the effective borrowing rate under the restructured debt is lower than the effective borrowing rate immediately before the restructuring, along with other relevant facts and circumstances. The effective borrowing rate of the restructured debt is the discount rate that equates the present value of the future cash flows under the modified terms, including any fees or other consideration exchanged, with the carrying amount of the debt.

When the same debt has been restructured more than once within a relatively short period, the Company considers the cumulative effect of the restructurings in determining whether a creditor has granted a concession. In making this determination, the Company compares the effective borrowing rate under the most recent modified terms with the effective borrowing rate immediately before the earliest restructuring being considered. The effective borrowing rate under the most recent modified terms is calculated using the carrying amount of the debt immediately before the earliest restructuring and the cash flows under the most recent modified terms.

Modifications determined to be TDRs that involve only a modification of terms are accounted for prospectively. The carrying amount of the debt is not adjusted unless it exceeds the total future undiscounted cash payments required under the modified terms, in which case a gain is recognized for the excess. Modifications that do not qualify as TDRs are evaluated under ASC 470-50, Debt—Modifications and Extinguishments.

Under ASC 470-50, the Company evaluates whether the original and modified debt terms are substantially different by comparing the present value of the cash flows under the modified terms with the present value of the remaining cash flows under the original terms. The present value of both sets of cash flows is calculated using the effective interest rate of the original debt. The terms are considered substantially different if the present value of the cash flows under the modified terms differs by at least 10% from the present value of the remaining cash flows under the original terms. A modification that results in substantially different terms is accounted for as an extinguishment of debt.

If the debt has been modified or exchanged within the preceding twelve months without being accounted for as an extinguishment, the Company applies the 10% cash flow test using the debt terms that existed immediately before the earliest modification or exchange within that twelve-month period.

Modifications that do not result in substantially different terms are accounted for prospectively. The Company determines a new effective interest rate based on the carrying amount of the debt and the revised contractual cash flows. Fees paid to the creditor are deferred and amortized as an adjustment to interest expense over the remaining term of the modified debt. Costs paid to third parties are expensed as incurred.

Earnings (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, and warrants to purchase our Common Stock (the “Warrants”). Potential common shares totaling 65,450,360 and 67,151,835 on September 30, 2026 and 2025, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss. For 2026, the 65,450,360 potential common shares consist of 64,200,360 stock options and 1,250,000 warrants, compared to 67,151,835 potential common shares in 2025, which consisted of 65,901,835 stock options and 1,250,000 warrants.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 1 of our Condensed Consolidated Financial Statements for the period ended September 30, 2026. We do not expect the adoption of recently issued accounting standards to have a material effect on our accompanying Condensed Consolidated Financial Statements.

NOTE 2 – GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLANS

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year after the issuance of these financial statements (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. At the nine months ended September 30, 2026, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due within 12 months of the date these financial statements are issued.

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

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, the Company had a working capital deficit of $45,121,305. The Company’s net losses, and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful.

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

A summary of our Warrants activity and related information follows:

Weighted
			Weighted	Average
	Number of	Range of	Average	Remaining
	Shares Under	Warrant Price	Exercise	Contractual
	Warrant	Per Share	Price	Life
Balance at December 31, 2025	1,250,000	$0.01 - $0.03	$0.014	4.0
Granted	—	—	—	—
Expired	—	—	—	—
Canceled	—	—	—	—
Balance at September 30, 2026	1,250,000	$0.01 - $0.03	$0.014	3.2

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

At September 30, 2026, Plan Options to purchase 8,000,000 shares of our Common Stock have been issued with zero remaining outstanding under the 2007 Plan, Plan Options to purchase 10,000,000 shares have been issued with zero remaining outstanding under the 2009 Plan, Plan Options to purchase 5,000,000 shares have been issued with 1,471,024 remaining outstanding under the 2015 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,615,945 remaining outstanding under the 2016 Plan, Plan Options to purchase 20,000,000 shares have been issued with 19,381,333 remaining outstanding under the 2020 Plan and Plan Options to purchase 23,820,391 shares have been issued with 23,752,058 remaining outstanding under the 2024 Plan.

The valuation methodology used to determine the fair value Plan Options (the “Option(s)”) issued was the Black- Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 282.2% to 294.3%, an expected term of 6 years, a risk-free interest rate of 3.96%, and an expected dividend yield of 0%. The underlying stock price at the grant date ranged from $0.02 to $0.06, and the exercise price ranged from $0.02 to $0.06 per share.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance at December 31, 2025	65,715,835	$0.06	5.6	$104,475
Granted	126,000	0.04	9.5	—
Forfeited/Expired	(1,621,475)	0.16	—	—
Exercised	—	—	—	—
Balance at September 30, 2026	64,220,360	$0.06	5.1	$105,345
Vested and Exercisable at September 30, 2026	54,018,407	$0.05	4.5	$104,575

During the three and nine months ended September 30, 2026 and 2025, share-based compensation expense for options were $152,438 and $454,349 for 2026, and $155,567 and $466,301 for 2025, respectively. The estimate of forfeitures is to be recorded at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. We have not included an adjustment to our stock-based compensation expense based on the nominal amount of the historical forfeiture rate. We do, however, revise our stock-based compensation expense based on actual forfeitures during each reporting period.

At September 30, 2026, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $259,945, which is expected to be recognized over a weighted-average period of 0.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2026	2025
Prepaid insurance	$205,277	$145,994
Other prepaid expenses	60,108	88,605
TOTAL OTHER CURRENT ASSETS	$265,385	$234,599

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out (FIFO), or net realizable value. Inventory items are analyzed to determine cost and net realizable value and appropriate valuation adjustments are then established.

Inventory consists of the following:

	September 30,	December 31,
	2026	2025
Mobile cart units	$17,301	$44,398
Portable units	271,125	131,856
Equipment components	259,292	226,512
TOTAL INVENTORY	$547,718	$402,766

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Network equipment	$8,205,511	$8,460,494
Office equipment	137,146	167,594
Vehicles	121,942	133,616
Test equipment	134,660	136,100
Furniture	92,097	92,097
Warehouse equipment	17,409	17,409
Leasehold improvements	16,280	5,121
	8,725,045	9,012,431
Less: accumulated depreciation	(8,633,722)	(8,910,419)
TOTAL PROPERTY AND EQUIPMENT, NET	$91,323	$102,012

Depreciation expense for the three and nine months ended September 30, 2026 and 2025 was $14,277 and $43,270 for 2026, and $14,575 and $68,450 for 2025, respectively.

NOTE 7 – INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of the following:

	September 30, 2026
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$572,464	$323,325
Other intangible assets	42,386	26,767	15,619
TOTAL INTANGIBLE ASSETS	$938,175	$599,231	$338,944

	December 31, 2025
	Cost	Accumulated Amortization	Net
Patents and trademarks	$895,789	$547,319	$348,470
Other intangible assets	42,386	24,808	17,578
TOTAL INTANGIBLE ASSETS	$938,175	$572,127	$366,048

Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $8,596 and $27,104 for 2026, and $14,062 and $30,945 for 2025, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following:

	September 30, 2026
	Cost	Accumulated Amortization	Net
Deferred installation costs	$288,086	$128,747	$159,339
Deferred clinical training costs	1,920	1,618	302
Deferred sales commissions	327,045	266,199	60,846
Prepaid license fee	249,999	247,267	2,732
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$913,174	$643,831	$269,343

	December 31, 2025
	Cost	Accumulated Amortization	Net
Deferred installation costs	$186,838	$85,297	$101,541
Deferred clinical training costs	1,920	1,138	782
Deferred sales commissions	248,827	204,647	44,180
Prepaid license fee	249,999	234,972	15,027
Security deposit	46,124	—	46,124
TOTAL OTHER ASSETS	$733,708	$526,054	$207,654

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Allowance for system removal	$52,606	$54,802
Accrued paid time off	11,350	26,048
Deferred officer compensation (1)	24,764	49,528
Other accrued liabilities	195,233	137,881
TOTAL OTHER CURRENT LIABILITIES	$283,953	$268,259

(1)	Remaining salary payable for Steven Johnson, CEO, between February 15, 2018 and September 30, 2020.

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

On September 30, 2025 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Twelfth Amendment to Credit Agreement (the “Twelfth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to December 31, 2025.

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

On September 30, 2026 (the “Effective Date”), the Company, the Borrower, the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Sixteenth Amendment to Credit Agreement (the “Sixteenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to December 31, 2026. The note payable balance of $20,700,000 ($700,000 is due to related parties) as of September 30, 2026, remains unchanged from prior periods. The associated interest continues to accrue on a straight-line monthly basis.

Accounting Treatment

On September 30, 2026 the Company entered into the Sixteenth Credit Agreement (as detailed above). Under ASC 470-60-55-10, a concession is deemed to have been granted, and the agreement is to be accounted for as a troubled debt restructuring by debtors (TDR). The only concession grated was extending the maturity from September 30, 2026 to December 31, 2026. The Company did not have any debt restructuring costs and legal costs were expensed, as appropriate.

NOTE 10 – LEASE

Under ASC Topic 842, Leases (“ASC 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has an operating lease primarily consisting of office space with a remaining lease term of 51 months.

On May 8, 2025 we entered into the Fifth Amendment to Commercial Lease Agreement, extending the term of the Lease until December 31, 2030 ("New Expiration Date"). We have concluded the Fifth Amendment to Commercial Lease Agreement qualifies as a lease modification (renewal) under ASC 842. As a result of the modification, The Company has remeasured the lease liability and right-of-use (ROU) asset as of the effective date of the amendment. The Company’s weighted average remaining lease term is approximately 4.25 years, and the weighted average discount rate applied in the calculation of the lease liability was approximately 12.5%.

The Company has further concluded that the Lease Extension has no effects on the classification of the Lease, which continues as an operating lease. Rent expense for the nine months ended September 30, 2026 and 2025 totaled $234,323 and $189,221, respectively.

CAREVIEW COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of operating lease liability on the Condensed Consolidated Balance Sheets as of September 30, 2026, for the following five fiscal years and thereafter as follows:

Period Ending	Operating
September 30, 2026	Leases
Remaining 2026	53,982
2027	224,567
2028	233,550
2029	242,892
2030	252,608
Total minimum lease payments	$1,007,599
Less effects of discounting	(260,167)
Present value of future minimum lease payments	$747,432

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). The Company derives revenue and manages the business activities on a consolidated basis. For the three and nine months ended September 30, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States.

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

Other segment expenses primarily include software, shipping, stock compensation and marketing expenses. Other segment items are presented for each reportable segment in the table below and represent the difference between segment revenue less significant segment expenses and the reported measure of segment profit or loss.

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

Profit and Loss-One Segment	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:	$2,177,502	$2,064,535	$7,215,317	$6,682,928
Operating expenses:
Salary and wages	1,239,929	1,108,135	3,169,542	3,159,395
Installation expenses	76,034	74,294	218,569	234,107
Professional fees	32,907	55,518	175,937	318,132
Equipment costs	50,529	24,309	220,996	102,709
Rent	77,626	45,081	234,323	189,221
Health insurance	91,165	32,119	240,775	169,781
Paid time off	60,335	60,367	173,872	190,508
Other segment expenses	777,757	797,179	2,472,272	2,387,481
Total operating expenses	2,406,282	2,197,002	6,906,286	6,751,334
Operating income (loss)	(228,780)	(132,467)	309,031	(68,406)
Other income and (expense)	(791,581)	(781,747)	(2,369,255)	(2,355,318)
Net Income (loss)	$(1,020,361)	$(914,214)	$(2,060,224)	$(2,423,724)

NOTE 12 – SUBSEQUENT EVENTS

On  October 7, 2026 (the “Effective Date”), CareView Communications, Inc., the Borrower, PDL BioPharma, Inc.("PDL"), the Lender, Steven G. Johnson, President and Chief Executive Officer of the Company, and Dr. James R. Higgins, a director of the Company, entered into a Seventeenth Amendment to Credit Agreement (the “Seventeenth Credit Agreement Amendment”), pursuant to which the parties agreed to amend the Credit Agreement to (i) provide that the Maturity Date shall be extended to June 30, 2027.

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

CareView’s next generation of in-room camera; the CareView Controller features an HD camera, high-fidelity 2-way audio, and an LCD display, harnessing increased performance to deliver the ultimate in capability, flexibility, and affordability for all types of hospitals. Building on top of CareView’s patented Virtual Bed Rails® and Virtual Chair Rails® predictive technology, the CareView Controller uses machine learning to differentiate between normal patient movements and behaviors of a patient at risk. This technology results in fewer false alarms, faster staff intervention, and a significant reduction in patient falls.

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

CareView Patient Safety System Former Subscription Model

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

Results of Operations

Three months ended September 30, 2026, compared to three months ended September 30, 2025

	Three months ended
	September 30,
	2026	2025	Change
	(000 ’s)
Revenue	$2,177	$2,065	$112
Operating expenses	$2,406	2,197	209
Operating income (loss)	(229)	(132)	(97)
Other, net	(791)	(782)	(9)
Net loss	$(1,020)	$(914)	$(106)

Revenue

Revenue increased approximately $112,000 for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was driven by new customer hardware sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three months ended
	September 30,
	2026	2025
Human resource costs, including benefits and non-cash compensation	71%	71%
Professional and consulting costs	3%	6%
Depreciation and amortization	1%	1%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	7%
Travel and entertainment expense	1%	1%
Other expenses	15%	14%

Operating expenses increased by a net 9.5% because of the following items:

(000’s)
Human resource costs, including benefits and non-cash compensation	$158
Depreciation and amortization	(2)
Other product deployment costs, excluding human resources and travel and entertainment expense	75
Professional and consulting costs	(70)
Travel and entertainment expense	(6)
Other expenses	54
$209

Human resource related costs (including salaries and benefits and non-cash compensation) increased approximately $158,000 due to filling opened positions for the quarter ended September 30, 2026 as compared to the three months ending September 30, 2025. Depreciation and amortization costs decreased by approximately $2,000 due to fully amortized patents and trademarks. Product deployment costs increased approximately $75,000 due to restocking inventory and Go Live costs. Professional and consulting costs decreased by approximately $70,000, primarily due to in-house counsel and no consultants. Travel and entertainment costs decreased approximately $6,000 due to less corporate trips. Other expenses increased by approximately $54,000, primarily due to increases in software, patent and insurance costs.

Other, net

Other non-operating income and expense increased by approximately $10,000, or 1.3%, for the three months ended September 30, 2026 in comparison to the same period in 2025 due to lower money market interest rate.

Net Loss

As a result of the factors above, our third quarter 2026 net loss of approximately $1,020,000, increased approximately $106,000, or 11.6%, as compared to approximately $914,000 net loss for the third quarter of 2025.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

	Nine months ended
	September 30,
	2026	2025	Change
	(000 ’s)
Revenue	$7,215	$6,683	$532
Operating expenses	$6,906	6,751	155
Operating income (loss)	309	(68)	377
Other, net	(2,369)	(2,355)	(14)
Net loss	$(2,060)	$(2,423)	$363

Revenue

Revenue increased approximately $532,000 for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was driven by new customer hardware sales.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine months ended
	September 30,
	2026	2025
Human resource costs, including benefits and non-cash compensation	66%	67%
Professional and consulting costs	4%	7%
Depreciation and amortization	1%	2%
Other product deployment costs, excluding human resources and travel and entertainment costs	9%	7%
Travel and entertainment expense	1%	1%
Other expenses	19%	16%

Other, net

Other non-operating income and expense increased by approximately $14,000, or 0.6%, for the nine months ended September 30, 2026 in comparison to the same period in 2025 due to lower money market interest rate.

Net Loss

As a result of the factors above, our nine-month ending September 30, 2026 net loss of approximately $2,060,000, decreased approximately $363,000, or 15%, as compared to approximately $2,423,000 net loss for the same period in 2025.

Liquidity and Capital Resources

Accounting standards require management to evaluate whether the Company can continue as a going concern for a period of one year after the date of the filing of this Form 10-Q (“evaluation period”). In evaluating the Company’s ability to continue as a going concern, management considers the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the Company issues its financial statements. For the period ended September 30, 2026, management considers the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due before November 12, 2027.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years. As of and for the nine months ended September 30, 2026, the Company had an accumulated deficit of $217,846,775, net income from operations of $309,031 net cash provided by operating activities of $420,582 and an ending cash balance of $1,934,884.

As of September 30, 2026, the Company had a working capital deficit of $45,121,305 consisting primarily of PDL notes payables, including accrued interest. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements were issued. While management will look to continue funding operations by increased sales volumes and raising additional capital from sources such as sales of its debt or equity securities or loans to meet operating cash requirements, there is no assurance that management’s plans will be successful. The Company’s net losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern through November 12, 2027.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 30, 2026 and incorporated herein by reference, for detailed explanation of our critical accounting estimates, which have not changed significantly during the three and nine months ended September 30, 2026.

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

There have been no material changes to our significant accounting policies as summarized in NOTE 1 of our Condensed Consolidated Financial Statements for the period ended September 30, 2026. We do not expect the adoption of recently issued accounting standards to have a material effect on our accompanying Condensed Consolidated Financial Statements.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that, due to a material weakness in internal control over financial reporting related to technical accounting matters, our disclosure controls and procedures were not effective as of September 30, 2026. Notwithstanding this material weakness, management believes that the Condensed Consolidated Financial Statements included in this report present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

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

Management, under the supervision and with the participation of our Chief Executive Officer, Steven G. Johnson, and our principal financial and chief accounting officer, Jason T. Thompson, evaluated the effectiveness of the Company’s ICFR as of September 30, 2026. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s ICFR was not effective as of September 30, 2026 due to the existence of a material weakness in internal control over financial reporting described below.

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

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2026 due to the existence of the material weakness in technical accounting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluations pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	November 12, 2026	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 12, 2026	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32	November 12, 2026	Certifications under Section 906*
101.INS	n/a	Inline XBRL Instance Document*
101.SCH	n/a	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2026

CAREVIEW COMMUNICATIONS, INC.

By:	/s/ Steven G. Johnson
Steven G. Johnson
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason T. Thompson
Jason T. Thompson
Principal Financial Officer
Chief Accounting Officer